Form 10-Q
period 2018-09-30
Arcosa, Inc.
filed 2018-11-14
CIK 1739445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________ .
Commission File Number 1-38494
Arcosa, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-5339416
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 N. Stemmons Freeway, Dallas, Texas	75207-2401
(Address of principal executive offices)	(Zip Code)

(972) 942-6500
(Registrant's telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☑*
* The registrant became subject to the requirements on October 1, 2018.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At November 1, 2018 the number of shares of common stock outstanding was 48,765,628.

ARCOSA, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Arcosa, Inc. and Subsidiaries
Combined Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Revenues	$378.6	$365.9	$1,086.0	$1,114.9
Operating costs:
Cost of revenues	308.9	290.4	877.5	885.7
Selling, engineering, and administrative expenses	40.1	41.9	117.1	120.6
Impairment charge	23.2	—	23.2	—
	372.2	332.3	1,017.8	1,006.3
Total operating profit	6.4	33.6	68.2	108.6

Other, net (income) expense	(0.2)	(0.2)	2.0	—
Income before income taxes	6.6	33.8	66.2	108.6

Provision for income taxes	3.4	13.2	18.2	42.5

Net income	3.2	20.6	48.0	66.1
Other comprehensive income (loss)	(0.1)	(0.8)	0.4	(1.4)
Comprehensive income	$3.1	$19.8	$48.4	$64.7
See accompanying notes to combined financial statements.

Arcosa, Inc. and Subsidiaries
Combined Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$10.4	$6.8
Receivables, net of allowance	174.7	165.3
Inventories:
Raw materials and supplies	126.4	91.3
Work in process	33.8	47.2
Finished goods	74.5	108.3
	234.7	246.8
Other	30.0	9.9
Total current assets	449.8	428.8

Property, plant, and equipment, net	570.5	583.1
Goodwill	504.0	494.3
Deferred income taxes	8.8	8.8
Other assets	76.9	87.5
	$1,610.0	$1,602.5
LIABILITIES AND PARENT EQUITY
Current liabilities:
Accounts payable	$60.9	$56.0
Accrued liabilities	109.1	118.0
Current portion of long-term debt	0.1	0.1
Total current liabilities	170.1	174.1

Debt	0.3	0.4
Deferred income taxes	16.8	11.0
Other liabilities	19.7	9.1
	206.9	194.6
Parent equity:
Net parent investment	1,422.5	1,427.7
Accumulated other comprehensive loss	(19.4)	(19.8)
	1,403.1	1,407.9
	$1,610.0	$1,602.5
See accompanying notes to combined financial statements.

Arcosa, Inc. and Subsidiaries
Combined Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Operating activities:
Net income	$48.0	$66.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49.7	48.2
Impairment charge	23.2	—
Stock-based compensation expense	7.5	6.7
Provision for deferred income taxes	7.1	12.4
Gains on dispositions of property and other assets	(1.2)	(0.7)
(Increase) decrease in other assets	3.6	(2.5)
Increase (decrease) in other liabilities	3.8	(7.9)
Other	6.0	—
Changes in current assets and liabilities:
(Increase) decrease in receivables	10.9	(15.9)
(Increase) decrease in inventories	(31.6)	20.4
(Increase) decrease in other current assets	(1.4)	(0.6)
Increase (decrease) in accounts payable	6.7	8.7
Increase (decrease) in accrued liabilities	(13.8)	(0.6)
Net cash provided by operating activities	118.5	134.3

Investing activities:
Proceeds from dispositions of property and other assets	2.6	2.1
Capital expenditures	(33.0)	(45.9)
Acquisitions, net of cash acquired	(25.0)	(47.5)
Net cash required by investing activities	(55.4)	(91.3)

Financing activities:
Payments to retire debt	(0.1)	(0.1)
Proceeds from issuance of debt	—	0.6
Net transfers from/(to) parent and affiliates	(56.3)	(47.3)
Holdback payment from acquisition	(3.1)	—
Net cash required by financing activities	(59.5)	(46.8)
Net increase (decrease) in cash and cash equivalents	3.6	(3.8)
Cash and cash equivalents at beginning of period	6.8	14.0
Cash and cash equivalents at end of period	$10.4	$10.2
See accompanying notes to combined financial statements.

Arcosa, Inc. and Subsidiaries
Combined Statement of Parent Equity
(unaudited)

	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent Equity

	(in millions)
Balances at December 31, 2017	$1,427.7	$(19.8)	$1,407.9
Cumulative effect of adopting accounting standards (see Note 1)	(4.0)	—	(4.0)
Net income	48.0	—	48.0
Other comprehensive income (loss)	—	0.4	0.4
Net transfers from parent and affiliates	(56.7)	—	(56.7)
Restricted shares, net	7.5	—	7.5
Balances at September 30, 2018	$1,422.5	$(19.4)	$1,403.1
See accompanying notes to combined financial statements.

Arcosa, Inc. and Subsidiaries
Notes to Combined Financial Statements
(Unaudited)

Note 1. Overview and Summary of Significant Accounting Policies
Basis of Presentation
On December 12, 2017, Trinity Industries, Inc. (together with its subsidiaries, "Trinity") announced its intention to separate its infrastructure-related businesses, which include its construction products, energy equipment, and transportation products businesses, from the rest of Trinity by means of a spin-off. On September 25, 2018, Trinity’s Board of Directors formally approved the separation of its infrastructure-related businesses from Trinity through a distribution of all of the common stock of Arcosa, Inc. (Arcosa, Inc. and its subsidiaries, "Arcosa" or "Company") held by Trinity to Trinity stockholders. Amendment No. 6 to Arcosa's Registration Statement on Form 10 filed with the Securities and Exchange Commission ("SEC") on September 27, 2018, ("Form 10"), was declared effective by the SEC on October 1, 2018. On November 1, 2018, Trinity stockholders received one share of Arcosa common stock for every three shares of Trinity common stock held as of 5:00 p.m. local New York City time on October 17, 2018, the record date for the distribution. The transaction was structured to be tax-free to both Trinity and Arcosa stockholders for U.S. federal income tax purposes.
Throughout the period covered by the Combined Financial Statements, Arcosa operated as part of Trinity. Consequently, standalone financial statements have not been historically prepared for Arcosa. The accompanying Combined Financial Statements have been prepared from Trinity's historical accounting records and are presented on a standalone basis as if the operations had been conducted independently from Trinity. Accordingly, Trinity's net investment in Arcosa's operations (Parent Equity) is shown in lieu of stockholders' equity in the accompanying Combined Financial Statements, which include the historical operations, assets, and liabilities of the legal entities that are considered to comprise Arcosa. The historical results of operations, financial position, and cash flows of Arcosa represented in the Combined Financial Statements may neither be indicative of what they would have been had Arcosa actually been a separate standalone entity during such periods nor necessarily indicative of Arcosa's future results of operations, financial position, and cash flows.
All normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2018, and the results of operations and cash flows for the three and nine months ended September 30, 2018 and 2017, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, the results of operations for the nine months ended September 30, 2018 may not be indicative of expected results of operations for the year ending December 31, 2018. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited combined financial statements of the Company included in its Form 10 for the year ended December 31, 2017.
Relationship with Parent and Related Entities
Arcosa has been managed and operated in the normal course of business with other business units of Trinity. The accompanying Combined Financial Statements include sales and purchase transactions with Trinity and its subsidiaries in addition to certain shared costs which have been allocated to Arcosa and reflected as expenses in the combined statements of comprehensive income. Transactions and allocations between Trinity and Arcosa are reflected in equity in the combined balance sheets as Net Parent Investment and in the combined statements of cash flows as a financing activity in Net transfers from/(to) parent and affiliates. All transactions and allocations between Trinity and Arcosa have been deemed paid between the parties, in cash, in the period in which the transaction or allocation was recorded in the Combined Financial Statements. Disbursements and cash receipts are made through centralized accounts payable and cash collection systems, respectively, which are operated by Trinity. As cash is disbursed and received by Trinity, it is accounted for by Arcosa through the Net Parent Investment account. Allocations of current income taxes receivable or payable are deemed to have been remitted to Arcosa or Trinity, respectively, in cash, in the period to which the receivable or payable applies.
Corporate Costs/Allocations
The Combined Financial Statements include an allocation of costs related to certain corporate functions incurred by Trinity for services that are provided to or on behalf of Arcosa. Corporate costs have been allocated to Arcosa using methods management believes are consistent and reasonable. Such cost allocations to Arcosa consist of (1) shared service charges and (2) corporate overhead costs. Shared service charges consist of monthly charges to each Trinity business unit for certain corporate functions such as information technology, human resources, and legal based on usage rates and activity units. Corporate overhead costs consist of costs not previously allocated to Trinity's business units and were allocated to Arcosa based on an analysis of each cost function and the relative benefits received by Arcosa for each of the periods. Corporate overhead costs allocated to Arcosa totaled $9.1 million and $10.6 million for the three months ended September 30, 2018 and 2017, respectively, and $24.7 million and $28.0 million for the nine months ended September 30, 2018 and 2017, respectively. Corporate overhead costs are included in selling, engineering, and administrative expenses in the accompanying combined statements of comprehensive income. Also see Note 3 “Segment Information”.

The Combined Financial Statements of Arcosa may not include all of the actual expenses that would have been incurred had we operated as a standalone company during the periods presented and may not reflect our combined results of operations, financial position, and cash flows had we operated as a standalone company during the periods presented. Actual costs that would have been incurred if we had operated as a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. We also may incur additional costs associated with being a standalone, independent, publicly-traded company that were not included in the expense allocations and, therefore, would result in additional costs that are not reflected in our historical results of operations, financial position, and cash flows.
Transactions with other Trinity Businesses
Transactions with other Trinity businesses for purchases or sales of products and services are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Sales by Arcosa to Trinity businesses	$43.8	$38.7	$119.9	$102.9
Purchases by Arcosa from Trinity businesses	$10.7	$9.2	$35.5	$37.5
Revenue Recognition
Revenue is measured based on the allocation of the transaction price in a contract to satisfied performance obligations. The transaction price does not include any amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The following is a description of principal activities from which the Company generates its revenue, separated by reportable segments. Payments for our products and services are generally due within normal commercial terms. For a further discussion regarding the Company’s reportable segments, see Note 3 "Segment Information".
Construction Products Group
The Construction Products Group recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.
Energy Equipment Group
Within the Energy Equipment Group, revenue is recognized for our wind tower and certain utility structure product lines over time as the products are manufactured using an input approach based on the costs incurred relative to the total estimated costs of production. We recognize revenue over time for these products as they are highly customized to the needs of an individual customer resulting in no alternative use to the Company if not purchased by the customer after the contract is executed, and we have the right to bill the customer for our work performed to date plus at least a reasonable profit margin for work performed. For all other products, revenue is recognized when the customer has accepted the product and legal title of the product has passed to the customer.
Transportation Products Group
The Transportation Products Group recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of September 30, 2018 and the percentage of the outstanding performance obligations as of September 30, 2018 expected to be delivered during the remainder of 2018:

	Unsatisfied performance obligations at September 30, 2018
	Total Amount	Percent expected to be delivered in 2018
	(in millions)
Energy Equipment Group:
Wind towers and utility structures	$700.3	23%
Other	$83.5	37%

Transportation Products Group:
Inland barges	$210.4	21%

The remainder of the unsatisfied performance obligations for wind towers and utility structures and inland barges are expected to be delivered through 2020. Substantially all other unsatisfied performance obligations beyond 2018 are expected to be delivered during 2019.
Income Taxes
Income taxes as presented herein attribute current and deferred income taxes of Trinity to Arcosa's Combined Financial Statements in a manner that is systematic, rational, and consistent with the asset and liability method prescribed by the Accounting Standards Codification Topic 740 - Income Taxes ("ASC 740"). Accordingly, Arcosa's income tax provision has been prepared following the separate return method. The separate return method applies ASC 740 to the combined financial statements of each member of the consolidated group as if the group member were a separate taxpayer and a standalone enterprise. As a result, actual tax transactions included in the consolidated financial statements of Trinity may not be included in the separate Combined Financial Statements of Arcosa. Similarly, the tax treatment of certain items reflected in the Combined Financial Statements of Arcosa may not be reflected in the consolidated financial statements and tax returns of Trinity; items such as net operating losses, credit carryforwards, and valuation allowances may exist in the Combined Financial Statements, however, they may or may not exist in Trinity's consolidated financial statements. Allocations of current income taxes receivable or payable are deemed to have been remitted to Arcosa or Trinity, respectively, in cash, in the period to which the receivable or payable applies and are accounted for by Arcosa through the Net Parent Investment account.
The liability method is used to account for income taxes. Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances reduce deferred tax assets to an amount that will more likely than not be realized.
Financial Instruments
The Company considers all highly liquid debt instruments to be cash and cash equivalents if purchased with a maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and receivables. Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the creditworthiness of customers, the large number of customers in the Company's customer base, and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected collectibility of all receivables. Receivable balances determined to be uncollectible are charged against the allowance. The carrying values of cash and cash equivalents, receivables, and accounts payable are considered to be representative of their respective fair values.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) consists of foreign currency translation adjustments.
Recent Accounting Pronouncements
Effective as of January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers," ("ASU 2014-09") which provides common revenue recognition guidance for U.S. generally accepted accounting principles. Under ASU 2014-09, an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. It also requires additional detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.
The Company applied ASU 2014-09 to all contracts that were not complete as of January 1, 2018 using the modified retrospective method of adoption, resulting in a reduction to Net Parent Investment of $4.0 million, net of tax, as of January 1, 2018 related to the cumulative effect of applying this standard. Therefore, the comparative information for the three and nine months ended September 30, 2017 has not been adjusted and continues to be reported under ASC Topic 605.
The primary impact of adopting the standard is a change in the timing of revenue recognition for our wind towers and certain utility structures product lines within our Energy Equipment Group. Previously, the Company recognized revenue when the product was delivered. Under ASU 2014-09, revenue is recognized over time as the products are manufactured. Revenue recognition policies in our other business segments remain substantially unchanged.

The following tables summarize the impact of adopting ASU 2014-09 on the Company’s Combined Financial Statements as of September 30, 2018 and for the three and nine months then ended:

	As Reported	Adjustments	Balance without adjustment for adoption of ASU 2014-09
	(in millions)
Combined Statement of Comprehensive Income
For the three months ended September 30, 2018:
Revenues	$378.6	$(8.3)	$370.3
Cost of revenues	308.9	(5.7)	303.2
Operating profit	6.4	(2.6)	3.8
Income before income taxes	6.6	(2.6)	4.0
Provision for income taxes	3.4	(0.6)	2.8
Net income	3.2	(2.0)	1.2

For the nine months ended September 30, 2018:
Revenues	$1,086.0	$6.4	$1,092.4
Cost of revenues	877.5	5.4	882.9
Operating profit	68.2	1.0	69.2
Income before income taxes	66.2	1.0	67.2
Provision for income taxes	18.2	0.2	18.4
Net income	48.0	0.8	48.8

Combined Balance Sheet
Receivables, net of allowance	$174.7	$(16.1)	$158.6
Inventories:
Raw materials and supplies	126.4	—	126.4
Work in process	33.8	17.1	50.9
Finished goods	74.5	5.4	79.9

Accrued liabilities	109.1	(0.1)	109.0
Deferred income taxes	16.8	1.5	18.3
Net parent investment	1,422.5	5.0	1,427.5

Combined Statement of Cash Flows
For the nine months ended September 30, 2018:
Operating activities:
Net income	$48.0	$0.8	$48.8
Provision for deferred income taxes	7.1	0.2	7.3
(Increase) decrease in receivables	10.9	8.3	19.2
(Increase) decrease in inventories	(31.6)	5.4	(26.2)
Increase (decrease) in accrued liabilities	(13.8)	(14.7)	(28.5)
Net cash provided by operating activities	118.5	—	118.5
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases", ("ASU 2016-02") which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt ASU 2016-02 effective January 1, 2019. We are finalizing our assessment of the effects of the new standard, including its effects on our Combined Financial Statements.
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, “Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, (“ASU 2018-02”) which gives entities the option to reclassify from Accumulated Other Comprehensive Loss ("AOCL") to retained earnings the stranded tax effects resulting from the Tax Cuts and Jobs Act (the"Act") enacted on December 22, 2017. ASU 2018-02 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company elected to adopt ASU 2018-02 as of January 1, 2018 resulting in a reclassification adjustment from AOCL for the nine months ended September 30, 2018 which was not significant.

Note 2. Acquisitions and Divestitures
Acquisitions
In March 2018, we completed the acquisition of certain assets of an inland barge business with a purchase price and net cash paid of $25.0 million. The acquisition was recorded as a business combination based on preliminary valuations of the acquired assets and liabilities at their acquisition date fair value using level three inputs, defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The valuation resulted in the recognition of $9.7 million of goodwill in our Transportation Products Group. Such assets and liabilities were not significant in relation to assets and liabilities at the combined or segment level.
In May 2017, we completed the acquisition of the net assets of a lightweight aggregates business and, in July 2017, we completed the acquisition of the net assets of a trench shoring products business. Both acquisitions were in our Construction Products Group. Such acquired assets and liabilities were not significant in relation to assets and liabilities at the combined or segment level.
Definitive Agreement to Acquire ACG Materials
On November 14, 2018, the Company entered into a definitive agreement with an affiliate of H.I.G. Capital, LLC to acquire the ACG Materials business for approximately $315 million. The Company expects to fund the purchase price with a combination of cash on-hand and advances under its $400 million five-year credit facility. The transaction, which has been approved by the Company’s Board of Directors, is subject to customary closing conditions and regulatory provisions under the Hart-Scott-Rodino Act. The transaction is expected to close in the fourth quarter of 2018 or first quarter of 2019.
Divestitures
During the third quarter of 2018, the Company’s management team committed to plans to divest certain businesses whose revenues are included in the other component of the Energy Equipment Group. On October 31, 2018 and November 5, 2018, the Company completed the divestiture of these businesses, which accounted for approximately $20 million of revenues and had an operating loss for the nine months ended September 30, 2018. The net proceeds from these divestitures were not significant.
Accordingly, as of September 30, 2018, assets of $13.5 million and liabilities of $10.3 million related to these businesses have been allocated to the disposal group and are classified as held for sale in our Combined Balance Sheet. These amounts are included in Other current assets and Accrued liabilities, respectively.
As of September 30, 2018, the assets and liabilities of the divested businesses were recorded at fair value less expected costs to sell in accordance with Accounting Standards Codification Topic 360 - Property, Plant, and Equipment. Our fair value estimates consist of level three inputs and were based on our discussions with the buyers of these businesses. As a result, we recorded a pre-tax impairment charge of $23.2 million during the three months ended September 30, 2018 associated with the write-down of the net assets of these businesses to their estimated fair values.
We have concluded that the divestiture of these businesses does not represent a strategic shift that would result in a material effect on our operations and financial results; therefore, these disposals have not been reflected as discontinued operations in our Combined Financial Statements.
There was no other divestiture activity for the three and nine months ended September 30, 2018 and 2017.

Note 3. Segment Information
The Company reports operating results in three principal business segments:
Construction Products. The Construction Products segment produces and sells construction aggregates and manufactures and sells trench shields and shoring products and services for infrastructure-related projects.
Energy Equipment. The Energy Equipment segment manufactures and sells products for energy-related businesses, including structural wind towers, steel utility structures for electricity transmission and distribution, storage and distribution containers.
Transportation Products. The Transportation Products segment manufactures and sells products for the inland waterway and rail transportation industries including barges, barge-related products, axles, and couplers.
These segments represent the level at which Arcosa's chief operating decision maker ("CODM") reviews the financial performance of the Company and makes operating decisions. The financial information for these segments is shown in the tables below. We operate principally in North America.

Three Months Ended September 30, 2018

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Construction aggregates			$52.9
Other			19.7
Construction Products Group	$72.6	$—	72.6	$15.3

Wind towers and utility structures			147.0
Other			51.4
Energy Equipment Group	197.5	0.9	198.4	(13.2)

Inland barges			49.3
Steel components			59.2
Transportation Products Group	108.5	—	108.5	13.5

All Other	—	—	—	(0.1)

Segment Totals before Eliminations and Corporate	378.6	0.9	379.5	15.5
Corporate	—	—	—	(9.1)
Eliminations	—	(0.9)	(0.9)	—
Combined Total	$378.6	$—	$378.6	$6.4

Three Months Ended September 30, 2017

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Construction aggregates			$53.3
Other			16.1
Construction Products Group	$69.4	$—	69.4	$13.6

Wind towers and utility structures			167.1
Other			50.2
Energy Equipment Group	216.0	1.3	217.3	20.8

Inland barges			28.1
Steel components			52.4
Transportation Products Group	80.5	—	80.5	9.8

All Other	—	—	—	—

Segment Totals before Eliminations and Corporate	365.9	1.3	367.2	44.2
Corporate	—	—	—	(10.6)
Eliminations	—	(1.3)	(1.3)	—
Combined Total	$365.9	$—	$365.9	$33.6

Nine Months Ended September 30, 2018

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Construction aggregates			$166.6
Other			60.1
Construction Products Group	$226.7	$—	226.7	$45.3

Wind towers and utility structures			427.5
Other			145.6
Energy Equipment Group	570.0	3.1	573.1	12.5

Inland barges			123.0
Steel components			166.3
Transportation Products Group	289.3	—	289.3	35.2

All Other	—	—	—	(0.1)

Segment Totals before Eliminations and Corporate	1,086.0	3.1	1,089.1	92.9
Corporate	—	—	—	(24.7)
Eliminations	—	(3.1)	(3.1)	—
Combined Total	$1,086.0	$—	$1,086.0	$68.2

Nine Months Ended September 30, 2017

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Construction aggregates			$155.1
Other			39.7
Construction Products Group	$194.8	$—	194.8	$42.5

Wind towers and utility structures			514.4
Other			136.9
Energy Equipment Group	648.0	3.3	651.3	63.2

Inland barges			124.3
Steel components			147.8
Transportation Products Group	272.1	—	272.1	30.9

All Other	—	—	—	—

Segment Totals before Eliminations and Corporate	1,114.9	3.3	1,118.2	136.6
Corporate	—	—	—	(28.0)
Eliminations	—	(3.3)	(3.3)	—
Combined Total	$1,114.9	$—	$1,114.9	$108.6

Note 4. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
	(in millions)
Land	$94.8	$97.7
Buildings and improvements	256.0	265.8
Machinery and other	694.8	676.9
Construction in progress	32.6	24.3
	1,078.2	1,064.7
Less accumulated depreciation	(507.7)	(481.6)
	$570.5	$583.1

Note 5. Goodwill
Goodwill by segment is as follows:

	September 30, 2018	December 31, 2017
	(in millions)
Construction Products Group	$60.3	$60.3
Energy Equipment Group	416.9	416.9
Transportation Products Group	26.8	17.1
	$504.0	$494.3
The increase in the Transportation Products Group goodwill during the nine months ended September 30, 2018 is due to an acquisition. See Note 2 "Acquisitions and Divestitures".

Note 6. Guarantees

As of September 30, 2018, Trinity's $600.0 million unsecured corporate revolving credit facility which matures in 2020 (the "Trinity Revolving Credit Facility") as well as its $400.0 million of 4.55% senior note due 2024 (the "Trinity Senior Notes") are fully and unconditionally and jointly and severally guaranteed by certain subsidiaries of the Company: Trinity Marine Products, Inc.; Trinity Meyer Utility Structures LLC; and Trinity Structural Towers, Inc. (the "Arcosa Guarantors"). The Trinity Revolving Credit Facility and the Trinity Senior Notes are also guaranteed by certain subsidiaries of Trinity. There have been no borrowings under the Trinity Revolving Credit Facility. None of the Arcosa Guarantors have been required to make any payments under the guarantees. The guarantees by the Arcosa Guarantors of the Trinity Senior Notes were automatically terminated as of November 1, 2018, the effective date of the spin-off transaction, in connection with the removal of the Arcosa Guarantors as guarantors under the Trinity Revolving Credit Facility in accordance with its terms. See Note 12 "Subsequent Events" for information regarding Arcosa's revolving credit facility.

Note 7. Other, Net
Other, net (income) expense consists of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Foreign currency exchange transactions	$—	$(0.5)	$2.2	$0.3
Other	(0.2)	0.3	(0.2)	(0.3)
Other, net (income) expense	$(0.2)	$(0.2)	$2.0	$—

Note 8. Income Taxes
The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Statutory rate	21.0%	35.0%	21.0%	35.0%
State taxes	2.3	1.9	2.3	1.9
Foreign adjustments	1.5	3.1	1.5	3.1
Domestic production activities deduction	—	(2.2)	—	(2.2)
Impairment and other foreign losses	53.2	1.5	6.6	1.2
Changes in valuation allowance and reserves	(6.9)	—	0.1	—
Effect of Federal Tax Reform	(10.2)	—	(1.0)	—
Prior year true-ups	(9.5)	0.7	(1.5)	0.4
Equity compensation	—	—	(1.1)	0.5
Other, net	0.1	(0.9)	(0.4)	(0.8)
Effective rate	51.5%	39.1%	27.5%	39.1%
Our effective tax rate reflects the Company's estimate for its state income tax expense, excess tax benefits or deficiencies related to equity compensation, and the impact of nondeductible impairment charges. A portion of the $23.2 million pre-tax impairment charge recorded in the three and nine months ended September 30, 2018 was attributable to certain of our foreign operations for which taxes are not provided. This impairment charge increased the losses in those jurisdictions with no corresponding tax benefit. The related effect on our effective tax rate has been reflected in the rate reconciliation table above. See Note 2 "Acquisitions and Divestitures" for further information regarding the impairment charge.
The Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35.0% to 21.0%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings. In December 2017, we recorded a tax benefit after the initial assessment of the tax effects of the Act, and we will continue refining this amount throughout 2018. We are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of our deferred tax balance or give rise to new deferred tax amounts resulting in a final adjustment in the fourth quarter of 2018. The impact of the Act may differ from our estimate due to changes in the regulations, rulings, guidance, and interpretations issued by the Internal Revenue Service ("IRS") and the FASB as well as interpretations and assumptions made by the Company. The calculation of our estimated annual effective tax rate includes the estimated impact of provisions of the Act, such as interest limitations, and foreign limitations or inclusions. These estimates could change as additional information becomes available on these provisions of the Act.
Taxing authority examinations
The 2014-2016 tax years have been reviewed by the IRS with no significant adjustments. The 2014-2017 tax years remain open.
We have various subsidiaries in Mexico that file separate tax returns and are subject to examination by taxing authorities at different times. The entities are generally open for their 2010 tax years and forward.

Note 9. Employee Retirement Plans
Total Trinity employee retirement plan expense, which includes related administrative expenses, allocated to Arcosa was $2.5 million and $7.6 million for the three and nine months ended September 30, 2018 and 2017, respectively. These costs were funded through intercompany transactions with Trinity which are reflected within the Net Parent Investment balance on the accompanying Combined Balance Sheet.
The Company participates in a multiemployer defined benefit plan under the terms of a collective-bargaining agreement that covers certain union-represented employees. The Company contributed $0.5 million and $1.6 million to the multiemployer plan for the three and nine months ended September 30, 2018, respectively. The Company contributed $0.5 million and $1.4 million to the multiemployer plan for the three and nine months ended September 30, 2017, respectively. Total contributions to the multiemployer plan for 2018 are expected to be approximately $2.3 million.

Note 10. Stock-Based Compensation
Stock-based compensation totaled approximately $2.7 million and $7.5 million for the three and nine months ended September 30, 2018, respectively. Stock-based compensation totaled approximately $2.3 million and $6.7 million for the three and nine months ended September 30, 2017, respectively.

Note 11. Contingencies
The Company is involved in claims and lawsuits incidental to our business arising from various matters including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $1.3 million to $11.5 million. At September 30, 2018, total accruals of $5.2 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying Combined Balance Sheet. The Company believes any additional liability would not be material to its financial position or results of operations.
Arcosa is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $1.1 million as of September 30, 2018, included in our total accruals of $5.2 million discussed above, to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

Note 12. Subsequent Events
Separation from Trinity
On November 1, 2018, Arcosa became an independent publicly-traded company through the pro rata distribution by Trinity of all of the common stock of Arcosa to Trinity stockholders. Each Trinity stockholder received one share of Arcosa common stock for every three shares of Trinity common stock held as of 5:00 p.m. local New York City time on October 17, 2018, the record date for the distribution. Approximately 48.8 million shares of Arcosa common stock were distributed on November 1, 2018 to Trinity stockholders. Arcosa's common stock began "regular way" trading on the New York Stock Exchange ("NYSE") under the ticker symbol "ACA" on November 1, 2018.
In connection with the separation, Trinity and Arcosa entered into various agreements that will govern the relationship between the parties going forward, including a separation and distribution agreement, transition services agreement, tax matters agreement, employee matters agreement, and intellectual property matters agreement. These agreements will provide for the allocation between Arcosa and Trinity of Trinity's and Arcosa's assets, employees, liabilities, and obligations (including employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the distribution date. For additional discussion of these agreements, see "Certain Relationships and Related Transactions" within our registration statement on Form 10.
Pursuant to the separation and distribution agreement, on October 31, 2018, Trinity contributed $200 million cash to Arcosa in connection with the separation.
Revolving Credit Facility
On November 1, 2018, the Company entered into a $400 million unsecured revolving credit facility that matures on November 1, 2023. The interest rates under the facility are variable based on LIBOR or an alternate base rate plus a margin that is determined based on Arcosa’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio, and initially are set at LIBOR plus 1.25%. A commitment fee will accrue on the average daily unused portion of the revolving facility at the rate of 0.20% to 0.35%, initially set at 0.20%. The revolving credit facility requires the maintenance of certain ratios related to leverage and interest coverage. Borrowings under the credit facility are guaranteed by certain 100%-owned subsidiaries of the Company. As of November 1, 2018, there were no outstanding loans borrowed under the facility and there were approximately $19.9 million in Letters of Credit issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide management's perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in the following sections:
•Executive Summary
•Results of Operations
•Liquidity and Capital Resources
•Recent Accounting Pronouncements
•Forward-Looking Statements
Our MD&A should be read in conjunction with the Combined Financial Statements of Arcosa, Inc. and subsidiaries ("Arcosa," "Company," "we," and "our") and related Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Audited Annual Combined Financial Statements and related Notes for the year ended December 31, 2017 in Amendment No. 6 to the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission ("SEC") on September 27, 2018 (“Form 10”).

Executive Summary
Spin-off Transaction
On December 12, 2017, Trinity Industries, Inc. (together with its subsidiaries, "Trinity") announced its intention to separate its infrastructure-related businesses, which includes its construction products, energy equipment, and transportation products businesses, from the rest of Trinity by means of a spin-off. On September 25, 2018, Trinity’s Board of Directors formally approved the separation of its infrastructure-related businesses from Trinity through a distribution of all of the common stock of Arcosa held by Trinity to Trinity stockholders. Arcosa's Form 10 was declared effective by the SEC on October 1, 2018. On November 1, 2018, Trinity stockholders received one share of Arcosa, Inc. common stock for every three shares of Trinity common stock held as of 5:00 p.m. local New York City time on October 17, 2018, the record date for the distribution. The transaction was structured to be tax-free to both Trinity and Arcosa stockholders for U.S. federal income tax purposes.
Arcosa's historical Combined Financial Statements have been prepared on a standalone basis and are derived from Trinity's consolidated financial statements and accounting records. Therefore, the Combined Financial Statements reflect, in conformity with accounting principles generally accepted in the United States, Arcosa's financial position, results of operations, comprehensive income/loss, and cash flows as the business was historically operated as part of Trinity prior to the distribution. They may not be indicative of Arcosa's future performance and do not necessarily reflect what Arcosa's combined results of operations, financial condition, and cash flows would have been had Arcosa operated as an independent, publicly-traded company during the periods presented, particularly because Arcosa expects that changes will occur in Arcosa's operating structure and its capitalization as a result of the spin-off from Trinity.
Arcosa’s Combined Financial Statements include its direct expenses for cost of goods sold, sales and marketing, and distribution and administration as well as allocations of certain selling, engineering, and administrative expenses provided by Trinity to Arcosa and allocations of related assets, liabilities, and Parent’s investment, as applicable. The allocations have been determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had Arcosa been an entity that operated independently of Trinity. Related party allocations are further described in Note 1, “Overview and Summary of Significant Accounting Policies” to the Combined Financial Statements. Trinity will continue to provide some of the services related to these general and administrative functions on a transitional basis for a fee following the spin-off. These services will be received under the transition services agreement filed as an exhibit to Arcosa's Current Report on Form 8-K, filed on November 1, 2018.
Revolving Credit Facility
On November 1, 2018, the Company entered into a $400 million unsecured revolving credit facility that matures on November 1, 2023. The revolving credit facility requires the maintenance of certain ratios related to leverage and interest coverage. Borrowings under the credit facility bear interest at a defined index rate plus a margin and are guaranteed by certain 100%-owned subsidiaries of the Company. See "Liquidity and Capital Resources."
Definitive Agreement to Acquire ACG Materials
On November 14, 2018, the Company entered into a definitive agreement with an affiliate of H.I.G. Capital, LLC to acquire the ACG Materials business for approximately $315 million. The Company expects to fund the purchase price with a combination of cash on-hand and advances under its $400 million five-year credit facility. The transaction, which has been approved by the Company’s Board of Directors, is subject to customary closing conditions and regulatory provisions under the Hart-Scott-Rodino Act. The transaction is expected to close in the fourth quarter of 2018 or first quarter of 2019.

Financial and Operational Highlights
The Company's revenues for the three and nine months ended September 30, 2018 were $378.6 million and $1,086.0 million, respectively, representing an increase of 3.5% and a decrease of 2.6%, respectively, compared to the same periods in 2017. Operating profit for the three and nine months ended September 30, 2018 totaled $6.4 million and $68.2 million, respectively, representing a decrease of 81.0% and 37.2%, respectively, for the same periods in 2017. When compared to the same periods in 2017, revenues and operating profit in our Construction Products Group increased for the three and nine months ended September 30, 2018 primarily due to increased volumes, partially due to an acquisition. The Energy Equipment Group recorded lower revenues and operating profit for the three and nine months ended September 30, 2018 resulting primarily from a planned reduction in volumes in our wind towers product line and the impact of a $23.2 million impairment charge recorded in the third quarter of 2018. Revenues and operating profit from the Transportation Products Group were higher over the three and nine months ended September 30, 2018 when compared to the same period last year. For the three months ended September 30, 2018, the increase is primarily related to increased barge deliveries. For the nine months ended September 30, 2018, the increase is primarily related to increased steel component deliveries. The effect of the required adoption of new revenue accounting rules effective January 1, 2018 was to increase revenues and operating profit by $8.3 million and $2.6 million, respectively, for the three months ended September 30, 2018 and decrease revenues and operating profit by $6.4 million and $1.0 million, respectively, for the nine months ended September 30, 2018 within our Energy Equipment Group. See Note 1 of the Combined Financial Statements.
Selling, engineering, and administrative expenses decreased by 4.3% and 2.9%, for the three and nine months ended September 30, 2018, respectively, when compared to the prior year periods primarily resulting from lower compensation-related expenses.
The Company's effective tax rate for the three and nine months ended September 30, 2018 was 51.5% and 27.5%, respectively, compared to 39.1% and 39.1% for the same periods in 2017, respectively. The increase in the tax rate for the three months ended September 30, 2018 was primarily related to a portion of the $23.2 million impairment charge recorded in the third quarter of 2018 related to foreign operations for which taxes are not provided. The decrease in the tax rate for the nine months ended September 30, 2018 is primarily due to the impact of the Tax Cuts and Jobs Act ("the Act"). See Note 8 of the Combined Financial Statements.
Net income for the three and nine months ended September 30, 2018 was $3.2 million and $48.0 million, respectively, compared with $20.6 million and $66.1 million, respectively, for the same periods in 2017.
Our Energy Equipment Group and Transportation Products Group operate in cyclical industries. Additionally, results in our Construction Products Group are affected by seasonal fluctuations with the second and third quarters historically being the quarters with the highest revenues.
Unsatisfied Performance Obligations (Backlog)
As of September 30, 2018 and 2017 our unsatisfied performance obligations, or backlog, were as follows:

	September 30, 2018	September 30, 2017
	(in millions)
Wind towers and utility structures	$700.3	$972.0
Inland barges	$210.4	$126.0
Approximately 23% of unsatisfied performance obligations for wind towers and utility structures are expected to be delivered during the year ending December 31, 2018 with the remainder expected to be delivered through 2020. Approximately 21% of unsatisfied performance obligations for inland barges are expected to be delivered during the year ending December 31, 2018 with the remainder expected to be delivered through 2020.
Acquisition and Divestiture Activity
During the third quarter of 2018, the Company’s management team committed to plans to divest certain businesses whose revenues are included in the other revenues component of the Energy Equipment Group. On October 31, 2018 and November 5, 2018, the Company completed the divestiture of these businesses, which accounted for approximately $20 million of revenues and had an operating loss for the nine months ended September 30, 2018. The net proceeds from these divestitures was not significant. We recorded a pre-tax impairment charge of $23.2 million during the three months ended September 30, 2018 associated with the write-down of the net assets of these businesses to their estimated fair values. See Note 2 to our Combined Financial Statements for further information regarding these divestitures.
In March 2018, we completed the acquisition of certain assets of an inland barge business.

Results of Operations
Overall Summary
Revenues

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017

	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Construction Products Group	$72.6	$—	$72.6	$69.4	$—	$69.4	4.6%
Energy Equipment Group	197.5	0.9	198.4	216.0	1.3	217.3	(8.7)
Transportation Products Group	108.5	—	108.5	80.5	—	80.5	34.8
Segment Totals before Eliminations	378.6	0.9	379.5	365.9	1.3	367.2	3.3
Eliminations	—	(0.9)	(0.9)	—	(1.3)	(1.3)
Combined Total	$378.6	$—	$378.6	$365.9	$—	$365.9	3.5
Our revenues for the three months ended September 30, 2018 increased by 3.5% from the prior year period primarily as result of increased barge deliveries in our Transportation Products Group and increased production volumes and impact of an acquisition in our Construction Products Group, partially offset by a planned reduction in volumes in our Energy Equipment Group. The decrease in revenues in our Energy Equipment Group was partially offset for the three months ended September 30, 2018 due to the required adoption of new revenue accounting rules. See Note 1 of the Combined Financial Statements.

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017

	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Construction Products Group	$226.7	$—	$226.7	$194.8	$—	$194.8	16.4%
Energy Equipment Group	570.0	3.1	573.1	648.0	3.3	651.3	(12.0)
Transportation Products Group	289.3	—	289.3	272.1	—	272.1	6.3
Segment Totals before Eliminations	1,086.0	3.1	1,089.1	1,114.9	3.3	1,118.2	(2.6)
Eliminations	—	(3.1)	(3.1)	—	(3.3)	(3.3)
Combined Total	$1,086.0	$—	$1,086.0	$1,114.9	$—	$1,114.9	(2.6)
Our revenues for the nine months ended September 30, 2018 decreased by 2.6% from the prior year period primarily due to a planned reduction in volumes in our Energy Equipment Group, partially offset by increased steel component deliveries in our Transportation Products Group and increased production volumes and impact of acquisitions in our Construction Products Group. Revenues in our Energy Equipment Group was also lower for the nine months ended September 30, 2018 due to the required adoption of new revenue accounting rules. See Note 1 of the Combined Financial Statements.

Operating Costs

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Percent Change	2018	2017	Percent Change
	(in millions)			(in millions)
Construction Products Group	$57.3	$55.8	2.7%	$181.4	$152.3	19.1%
Energy Equipment Group	211.6	196.5	7.7	560.6	588.1	(4.7)
Transportation Products Group	95.0	70.7	34.4	254.1	241.2	5.3
All Other	0.1	—		0.1	—
Segment Totals before Eliminations and Corporate Expenses	364.0	323.0	12.7	996.2	981.6	1.5
Corporate	9.1	10.6	(14.2)	24.7	28.0	(11.8)
Eliminations	(0.9)	(1.3)	(30.8)	(3.1)	(3.3)	(6.1)
Combined Total	$372.2	$332.3	12.0	$1,017.8	$1,006.3	1.1
Operating costs for the three months ended September 30, 2018 increased by 12.0% over the same period in 2017. The increase in our Construction Products Group was primarily due to higher shipment levels in our construction aggregates and other businesses. Operating costs for the Energy Equipment Group were higher for the three months ended September 30, 2018, primarily due to the impact of a $23.2 million impairment charge recorded in the third quarter of 2018. Operating costs of the Transportation Products Group were higher for the three months ended September 30, 2018 due to higher barge deliveries.
Operating costs for the nine months ended September 30, 2018 increased by 1.1% over the same period in 2017. The increase in our Construction Products Group was primarily due to higher shipment levels in our construction aggregates and other businesses. Operating costs for the Energy Equipment Group were lower for the nine months ended September 30, 2018, primarily due to a planned reduction in volumes in our wind tower product line, partially offset by the impact of a $23.2 million impairment charge recorded in the third quarter of 2018. Operating costs of the Transportation Products Group were higher for the nine months ended September 30, 2018 due to higher steel component deliveries.
Selling, engineering, and administrative expenses, including Corporate expenses, decreased for the three and nine months ended September 30, 2018, by 4.3% and 2.9%, respectively, as a result of lower compensation-related expenses. As a percentage of revenue, selling, engineering, and administrative expenses were 10.6% and 10.8%, respectively, for the three and nine months ended September 30, 2018 as compared to 11.5% and 10.8%, respectively, for the same periods in 2017.
Operating Profit (Loss)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Percent Change	2018	2017	Percent Change
	(in millions)			(in millions)
Construction Products Group	$15.3	$13.6	12.5%	$45.3	$42.5	6.6%
Energy Equipment Group	(13.2)	20.8	(163.5)	12.5	63.2	(80.2)
Transportation Products Group	13.5	9.8	37.8	35.2	30.9	13.9
All Other	(0.1)	—		(0.1)	—
Segment Totals before Eliminations and Corporate Expenses	15.5	44.2	(64.9)	92.9	136.6	(32.0)
Corporate	(9.1)	(10.6)	(14.2)	(24.7)	(28.0)	(11.8)
Eliminations	—	—		—	—
Combined Total	$6.4	$33.6	(81.0)	$68.2	$108.6	(37.2)
Operating profit for the three months ended September 30, 2018 decreased by 81.0% when compared to the same period in 2017. Operating profit in the Construction Products Group increased for the three months ended September 30, 2018 when compared to the prior year period primarily due to higher volumes in our construction aggregates business and higher volumes in the Group's other businesses as a result of the trench shoring products acquisition in the third quarter of 2017. Operating profit of our Energy Equipment Group decreased for the three months ended September 30, 2018 compared to the prior year period as a result of a planned reduction in volumes in the wind towers product line and the impact of a $23.2 million impairment charge recorded in the third quarter of 2018. The decrease in operating profit in our Energy Equipment Group was partially offset for the three months ended September 30, 2018 by the required adoption of the new revenue accounting rules. See Note 1 of the Combined Financial Statements. Operating profit in our Transportation Products Group increased for the three months ended September 30, 2018 primarily due to increased barge deliveries compared to the same period in 2017.

Operating profit for the nine months ended September 30, 2018 decreased by 37.2% when compared to the same period in 2017. Operating profit in the Construction Products Group increased for the nine months ended September 30, 2018 when compared to the prior year period primarily due to higher volumes as a result of an acquisition in our lightweight aggregates business in the fourth quarter of 2017 and higher volumes in the Group's other businesses as a result of the trench shoring products acquisition in the third quarter of 2017. Operating profit of our Energy Equipment Group decreased for the nine months ended September 30, 2018 compared to the prior year period as a result of a planned reduction in volumes in the wind towers product line and the impact of a $23.2 million impairment charge recorded in the third quarter of 2018. Operating profit in our Energy Equipment Group was also lower for the nine months ended September 30, 2018 due to the required adoption of the new revenue accounting rules. See Note 1 of the Combined Financial Statements. Operating profit in our Transportation Products Group increased for the nine months ended September 30, 2018 primarily due to increased steel component deliveries compared to the same period in 2017.
For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.
Other Income and Expense.

Other income and expense is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Foreign currency exchange transactions	$—	$(0.5)	$2.2	$0.3
Other	(0.2)	0.3	(0.2)	(0.3)
Other, net	$(0.2)	$(0.2)	$2.0	$—
Income Taxes.

The provision for income taxes results in effective tax rates that differ from the statutory rates. The Company's effective tax rate for the three and nine months ended September 30, 2018 was 51.5% and 27.5%, respectively, compared to 39.1% and 39.1% for the same periods in 2017, respectively.
Our effective tax rate reflects the Company's estimate for its state income tax expense, excess tax benefits or deficiencies related to equity compensation, and the impact of nondeductible impairment charges. A portion of the $23.2 million pre-tax impairment charge recorded in the three and nine months ended September 30, 2018 was attributable to certain of our foreign operations for which taxes are not provided. This impairment charge increased the losses in those jurisdictions with no corresponding tax benefit.
The Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35.0% to 21.0%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings. In December 2017, we recorded a tax benefit after the initial assessment of the tax effects of the Act, and we will continue refining this amount throughout 2018. We are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of our deferred tax balance or give rise to new deferred tax amounts resulting in a final adjustment in the fourth quarter of 2018. The impact of the Act may differ from our estimate due to changes in the regulations, rulings, guidance, and interpretations issued by the Internal Revenue Service ("IRS") and the FASB as well as interpretations and assumptions made by the Company. The calculation of our estimated annual effective tax rate includes the estimated impact of provisions of the Act, such as interest limitations, and foreign limitations or inclusions. These estimates could change as additional information becomes available on these provisions of the Act.
See Note 8 of the Combined Financial Statements for a further discussion of income taxes.

Segment Discussion

Construction Products Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Percent	2018	2017	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Construction aggregates	$52.9	$53.3	(0.8)%	$166.6	$155.1	7.4%
Other	19.7	16.1	22.4	60.1	39.7	51.4
Total revenues	72.6	69.4	4.6	226.7	194.8	16.4

Operating costs:
Cost of revenues	49.9	48.4	3.1	159.9	133.3	20.0
Selling, engineering, and administrative costs	7.4	7.4	—	21.5	19.0	13.2
Operating profit	$15.3	$13.6	12.5	$45.3	$42.5	6.6
Operating profit margin	21.1%	19.6%		20.0%	21.8%

Depreciation and amortization(1)	$5.2	$4.7	10.6	$15.4	$13.3	15.8
(1) Depreciation and amortization are components of operating profit.
Revenues and cost of revenues increased 4.6% and 3.1%, respectively, for the three months ended September 30, 2018, when compared to the same period in 2017 primarily from higher volumes in our other product lines as a result of our trench shoring products acquisition in the third quarter of 2017. Selling, engineering and administrative costs for the three months ended September 30, 2018 remained unchanged compared to the same period in 2017.
Revenues and cost of revenues increased by 16.4% and 20.0%, respectively, for the nine months ended September 30, 2018, when compared to the same period in 2017 primarily from higher volumes from acquisitions in both our lightweight aggregates business and trench shoring products business in 2017. Selling, engineering, and administrative costs increased by 13.2% for the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to the trench shoring acquisition in the third quarter of 2017.

Energy Equipment Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Percent	2018	2017	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Wind towers and utility structures	$147.0	$167.1	(12.0)%	$427.5	$514.4	(16.9)%
Other	51.4	50.2	2.4	145.6	136.9	6.4
Total revenues	198.4	217.3	(8.7)	573.1	651.3	(12.0)

Operating costs:
Cost of revenues	171.0	178.8	(4.4)	484.0	532.1	(9.0)
Selling, engineering, and administrative costs	17.4	17.7	(1.7)	53.4	56.0	(4.6)
Impairment charge	23.2	—		23.2	—
Operating profit	$(13.2)	$20.8	(163.5)	$12.5	$63.2	(80.2)
Operating profit margin	(6.7)%	9.6%		2.2%	9.7%

Depreciation and amortization(1)	$7.4	$7.5	(1.3)	$22.6	$22.7	(0.4)
(1) Depreciation and amortization are components of operating profit.
Revenues decreased by 8.7% for the three months ended September 30, 2018 when compared to the same period in 2017. Revenues from our wind towers and utility structures product lines decreased by 12.0% driven primarily by a planned reduction in volumes in our wind towers product line. Revenues from other product lines increased by 2.4% as a result of increased volumes. Cost of revenues decreased by 4.4% for the three months ended September 30, 2018 compared to 2017, primarily driven by reduced volumes in our wind towers product line, and partially offset by a $6.1 million reserve on finished goods inventory related to an order for a single customer in our utility structures business.
Revenues decreased by 12.0% for the nine months ended September 30, 2018 when compared to the same period in 2017. Revenues from our wind towers and utility structures product lines decreased by 16.9%, driven primarily by a planned reduction in volumes in our wind towers product line. Revenues from other product lines increased by 6.4% as a result of increased shipping volumes. Cost of revenues decreased by 9.0% for the nine months ended September 30, 2018 compared to 2017, driven primarily by the reduced volumes in our wind towers product line and a $3.9 million insurance recovery, partially offset by a $6.1 million reserve on finished goods inventory related to an order for a single customer in our utility structures business.
Selling, engineering, and administrative costs decreased by 1.7% and 4.6%, respectively, for the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily due to decreased bad debt expense related to the same single utility structures customer.
The Company recorded an impairment charge of $23.2 million in the third quarter of 2018 associated with the write-down of the net assets of certain businesses classified as held for sale. See Note 2 to the Combined Financial Statements for further information about the impairment charge.
In addition to the changes described above, revenues and operating profit were also higher by $8.3 million and $2.6 million, respectively, for the three months ended September 30, 2018 and lower by $6.4 million and $1.0 million, respectively, for the nine months ended September 30, 2018 due to the required adoption of new revenue accounting rules. See Note 1 of the Combined Financial Statements.
The backlog for wind towers and utility structures was $700.3 million and $972.0 million at September 30, 2018 and 2017, respectively.

Transportation Products Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Percent	2018	2017	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Inland barges	$49.3	$28.1	75.4%	$123.0	$124.3	(1.0)%
Steel components	59.2	52.4	13.0	166.3	147.8	12.5
Total Revenues	108.5	80.5	34.8	289.3	272.1	6.3

Operating costs:
Cost of revenues	88.8	64.7	37.2	236.6	223.7	5.8
Selling, engineering, and administrative costs	6.2	6.0	3.3	17.5	17.5	—
Operating profit	$13.5	$9.8	37.8	$35.2	$30.9	13.9
Operating profit margin	12.4%	12.2%		12.2%	11.4%

Depreciation and amortization (1)	$4.2	$4.5	(6.7)	$11.7	$12.2	(4.1)
(1) Depreciation and amortization are components of operating profit.
Revenues and cost of revenues increased for the three months ended September 30, 2018 by 34.8% and 37.2%, respectively, compared to the same period in 2017 primarily from higher barge deliveries. Revenues and cost of revenues increased for the nine months ended September 30, 2018 by 6.3% and 5.8%, respectively, compared to the same period in 2017 primarily from higher steel component deliveries. Selling, engineering, and administrative costs increased by 3.3% for the three months ended September 30, 2018 due to higher compensation-related expenses and were substantially unchanged for the nine months ended September 30, 2018 compared to the same periods in 2017.
As of September 30, 2018, the backlog for the Transportation Products Group was $210.4 million compared to $126.0 million as of September 30, 2017.

Corporate

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Percent	2018	2017	Percent
	($ in millions)		Change	($ in millions)		Change
Corporate overhead costs	$9.1	$10.6	(14.2)%	$24.7	$28.0	(11.8)%
Corporate overhead costs consist of costs not previously allocated to Trinity's business units and have been allocated to Arcosa based on an analysis of each cost function and the relative benefits received by Arcosa for each of the periods using methods management believes are consistent and reasonable.
The decrease in corporate overhead costs for the three and nine months ended September 30, 2018 compared to 2017 is primarily due to lower compensation-related expenses.
As an independent public company, Arcosa expects to incur incremental costs, including costs to replace services and fees previously provided or incurred by Trinity as well as other standalone costs. We estimate that these additional costs will range from $10.0 million to $15.0 million in fiscal year 2019.

Liquidity and Capital Resources
Arcosa’s liquidity requirements are primarily to fund our business operations, including capital expenditures, working capital requirements, disciplined acquisitions, and operational restructuring activities. Our primary sources of liquidity are cash flows from operations, our existing cash balance and, as necessary, borrowings under the revolving credit facility and issuance of long-term debt or equity. To the extent we generate discretionary cash flow, we may consider using this additional cash flow to undertake new capital investment projects, execute strategic acquisitions, return capital to stockholders, or for general corporate purposes.
Pursuant to the separation and distribution agreement, on October 31, 2018, Trinity contributed $200 million cash to Arcosa in connection with the separation.
On November 1, 2018, the Company entered into a $400 million unsecured revolving credit facility that matures on November 1, 2023. The interest rates under the facility are variable based on LIBOR or an alternate base rate plus a margin that is determined based on Arcosa’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio, and initially are set at LIBOR plus 1.25%. A commitment fee will accrue on the average daily unused portion of the revolving facility at the rate of 0.20% to 0.35%, initially set at 0.20%. As of November 1, 2018, there were no outstanding loans borrowed under the facility and there were approximately $19.9 million in Letters of Credit issued.
The credit agreement includes customary representations, warranties, conditions, covenants and events of default. The covenants under the credit agreement include, among other things, two financial covenants: a minimum interest coverage ratio and a maximum leverage ratio. The credit agreement requires us to maintain a minimum interest coverage ratio as of the last day of each fiscal quarter, which is defined as consolidated EBITDA divided by consolidated interest expense, in each case for the four fiscal quarters then ended, of not less than 2.50 to 1.00, beginning with the fiscal quarter ended September 30, 2018. The credit agreement also requires us to maintain a maximum leverage ratio as of the last day of each fiscal quarter, which is defined as consolidated total debt as of the last day of such fiscal quarter, divided by consolidated EBITDA for the four fiscal quarters then ended, of not greater than 3.00 to 1.00, beginning with the fiscal quarter ended September 30, 2018. Following qualified acquisitions (as defined in the credit agreement), we may elect up to two times to permit the maximum leverage ratio to be greater than 3.00 to 1.00 but not greater than 3.50 to 1.00. As of September 30, 2018, we were in compliance with the financial covenants in the credit agreement.

Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Total cash provided by (required by):
Operating activities	$118.5	$134.3
Investing activities	(55.4)	(91.3)
Financing activities	(59.5)	(46.8)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$3.6	$(3.8)
Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2018 was $118.5 million compared to net cash provided by operating activities of $134.3 million for the nine months ended September 30, 2017.
Receivables at September 30, 2018 decreased by $10.9 million or 6.6% since December 31, 2017 primarily due to lower trade receivables in our Energy Equipment Group partially offset by higher trade receivables in our Transportation Products Group driven by an increase in Inland Barge revenues. Raw materials inventory at September 30, 2018 increased by $35.1 million or 38.4% primarily in our Transportation Products Group. Work in process inventory decreased by $13.4 million or 28.4% and Finished goods inventory decreased by $33.8 million or 31.2% since December 31, 2017 primarily in our Energy Equipment Group. Accounts payable increased by $6.7 million, while accrued liabilities decreased by $13.8 million from December 31, 2017. We continually review reserves related to collectibility as well as the adequacy of lower of cost or net realizable value with regard to accounts receivable and inventory.
Investing Activities. Net cash required by investing activities for the nine months ended September 30, 2018 was $55.4 million compared to $91.3 million for the nine months ended September 30, 2017. Capital expenditures for the nine months ended September 30, 2018 were $33.0 million compared to $45.9 million for the same period last year. Proceeds from the sale of property, plant, and equipment and other assets totaled $2.6 million for the nine months ended September 30, 2018, compared to $2.1 million for the same period in 2017. Net cash required related to acquisitions amounted to $25.0 million and $47.5 million for the nine months ended September 30, 2018 and 2017, respectively. There was no divestiture activity for the nine months ended September 30, 2018 and 2017.

Financing Activities. Net cash required by financing activities during the nine months ended September 30, 2018 was $59.5 million compared to $46.8 million of cash required by financing activities for the same period in 2017. Net transfers to Trinity totaled $56.3 million for the nine months ended September 30, 2018 compared to $47.3 million for the nine months ended September 30, 2017.

Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements
See Note 1 of the Combined Financial Statements for information about recent accounting pronouncements.

Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performances, estimates, projections, goals and forecasts. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should” and similar expressions generally identify these forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause our actual results of operations to differ materially from those in the forward-looking statements including, among others:

•	market conditions and demand for Arcosa's business products and services;

•	the cyclical nature of industries in which Arcosa competes;

•	variations in weather in areas where Arcosa construction products are sold, used, or installed;

•
naturally-occurring events and disasters causing disruption to our manufacturing, product deliveries, and production capacity, thereby giving rise to an increase in expenses, loss of revenue, and property losses;

•	the timing of introduction of new products;

•	the timing and delivery of customer orders or a breach of customer contracts;

•	the credit worthiness of customers and their access to capital;

•	product price changes;

•	changes in mix of products sold;

•	the costs incurred to align manufacturing capacity with demand and the extent of its utilization;

•	the operating leverage and efficiencies that can be achieved by Arcosa's manufacturing businesses;

•	availability and costs of steel, component parts, supplies, and other raw materials;

•	competition and other competitive factors;

•	changing technologies;

•	surcharges and other fees added to fixed pricing agreements for steel, component parts, supplies and other raw materials;

•	interest rates and capital costs;

•	counter-party risks for financial instruments;

•	long-term funding of our operations;

•	taxes;

•	the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico;

•	changes in import and export quotas and regulations;

•	business conditions in emerging economies;

•	costs and results of litigation;

•	changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies;

•
legal, regulatory, and environmental issues, including compliance of Arcosa's products with mandated specifications, standards, or testing criteria and obligations to remove and replace Arcosa's products following installation or to recall our products and install different products manufactured by Arcosa or our competitors;

•
actions by the executive and legislative branches of the U.S. government relative to federal government budgeting, taxation policies, government expenditures, U.S. borrowing/debt ceiling limits, and trade policies, including tariffs;

•	the use of social or digital media to disseminate false, misleading and/or unreliable or inaccurate information;

•	the inability to sufficiently protect our intellectual property rights;

•	if Arcosa does not realize some or all of the benefits expected to result from the spin-off, or if such benefits are delayed;

•	Arcosa's ongoing businesses may be adversely affected and subject to certain risks and consequences as a result of the spin-off transaction;

•
if the distribution of shares of Arcosa, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, the Company's stockholders and the Company could be subject to significant tax liability; and

•	if the spin-off transaction does not comply with state and federal fraudulent conveyance laws and legal dividend requirements.

Any forward-looking statement speaks only as of the date on which such statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, except as required by applicable federal securities laws. Factors that could cause actual results or events to differ materially from those anticipated include the matters described under the section entitled “Risk Factors” in the Form 10.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2017 as set forth in our Form 10. See Note 7 of the Combined Financial Statements for the impact of foreign exchange rate fluctuations for the three and nine months ended September 30, 2018.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that it is able to collect and record the information it is required to disclose in the reports it files with the SEC, and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC. The Company’s Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation of the Company’s disclosure controls and procedures that took place as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to 1) ensure that the Company is able to collect, process, and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods and 2) accumulate and communicate this information to the Company’s management, including its Chief Executive and Chief Financial Officers, to allow timely decisions regarding this disclosure.
Changes in Internal Control over Financial Reporting
During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings
The information provided in Note 11 of the Combined Financial Statements is hereby incorporated into this Part II, Item 1 by reference.

Item 1A. Risk Factors
Our business and common stock are subject to a number of risks and uncertainties. The discussion of such risks and uncertainties may be found under "Risk Factors" in the Form 10 filed. There have been no material changes to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.

Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information
None.

Item 6. Exhibits

NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation of Arcosa, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 filed on November 1, 2018, File No. 333-228098).
3.2	Amended and Restated Bylaws of Arcosa, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-8 filed on November 1, 2018, File No. 333-228098).
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
95	Mine Safety Disclosure Exhibit (filed herewith).
101.INS	XBRL Instance Document (filed electronically herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).
_____________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCOSA, INC.	By	/s/ Scott Beasley
Registrant
Scott Beasley
Chief Financial Officer
November 14, 2018