Form 10-K
period 2018-12-31
Arcosa, Inc.
filed 2019-02-28
CIK 1739445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-38494
Arcosa, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-5339416
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 N. Akard Street, Suite 400, Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (972) 942-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.01 par value)	New York Stock Exchange
Securities registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of June 30, 2018, the last business day of the registrant's most recently completed fiscal quarter, the registrant's common stock was not publicly traded.
At January 31, 2019 the number of shares of common stock outstanding was 48,634,054.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from certain information from the registrant's definitive Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed subsequently.

ARCOSA, INC.
FORM 10-K

PART I
Item 1. Business.
General Description of Business.  Arcosa, Inc. and its consolidated subsidiaries, (“Arcosa,” “Company,” “we,” or “our”) headquartered in Dallas, Texas, is a provider of infrastructure-related products and solutions. We provide critical products for a broad spectrum of markets throughout construction, energy, and transportation. We own businesses with well-established positions in attractive markets with favorable long-term demand drivers, which should provide us with compelling organic and acquisition opportunities.
Arcosa is a Delaware corporation and was incorporated in 2018 in connection with the separation of Arcosa from Trinity Industries, Inc. (“Trinity” or “Former Parent”) on November 1, 2018 as an independent, publicly-traded company, listed on the New York Stock Exchange (the “Separation”). At the time of the Separation, Arcosa consisted of certain of Trinity’s former construction products, energy equipment, and transportation products businesses. The Separation was effectuated through a pro rata dividend distribution on November 1, 2018 of all of the then-outstanding shares of common stock of Arcosa to the holders of common stock of Trinity as of October 17, 2018, the record date for the distribution.
Our principal executive offices are located at 500 N. Akard Street, Suite 400, Dallas, Texas 75201. Our telephone number is 972-942-6500, and our Internet website address is www.arcosa.com. We make available on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Information on our Investor Relations page and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference.
Overview. As a provider of infrastructure-related products and solutions, we manufacture or process and sell a variety of products principally including:

	Construction Products	Energy Equipment	Transportation Products

Primary products	• Natural aggregates • Lightweight aggregates • Specialty milled or processed materials • Trench shields and shoring products	• Wind towers • Utility structures • Storage tanks	• Inland barges • Fiberglass barge covers and other components • Axles and couplers for railcars and locomotives • Industrial and mining components
Primary markets served	• Residential, commercial, and industrial construction • Road and bridge construction • Underground construction • Agriculture • Specialty building products	• Wind power generation • Power transmission and distribution • Gas and liquids storage for residential, agriculture, and industrial markets	• Transportation products serving numerous markets, including: • Agriculture/food products • Refined products • Chemicals • Upstream oil • Railcar manufacturers and maintenance operations
Recent Developments. On December 5, 2018, Arcosa completed the acquisition of ACG Materials (“ACG”), a producer of specialty materials and aggregates, with operations in Oklahoma, Texas, Nevada, Washington, Florida, Kansas, Missouri, and British Columbia. The acquisition of ACG expanded our geographic and product diversity beyond our existing natural and lightweight aggregates markets and introduced new markets including agricultural and specialty building products. The purchase price of $309.1 million was funded with a combination of cash on-hand and a $180 million borrowing under Arcosa's $400 million five-year credit facility.
During the fourth quarter of 2018, the Company divested certain businesses whose revenues are included in the other component of the Energy Equipment Group. The net proceeds from these divestitures were not significant. We concluded that the divestiture of these businesses does not represent a strategic shift that would result in a material effect on our operations and financial results; therefore, these disposals have not been reflected as discontinued operations in our Consolidated and Combined Financial Statements.

Our Segments. We serve our customers through the following three business groups:
Construction Products Group.
Markets
 Our Construction Products Group provides products that are used in multiple areas of construction infrastructure. Our products are used across the construction landscape including residential, commercial, industrial, road and bridge, and underground construction. As the United States ("U.S.") continues to experience population growth and replace its aging infrastructure, we believe our businesses are well-positioned to benefit from this activity. Additionally, our products are used in certain agricultural and energy markets.
Products, Customers, and Competitors
Through wholly-owned subsidiaries, our Construction Products Group produces and sells construction aggregates including natural aggregates and specialty materials and construction site support equipment including trench shields and shoring products. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” for revenues attributable to construction aggregates products.
We are an established producer and distributor of natural aggregates serving both public infrastructure and private construction markets. Our natural aggregates products include sand, gravel, limestone, gypsum, and various other products used in the production of ready mixed concrete, cement, precast concrete products, roads, oil and gas well pads, wind farms, as well as various other building products. Our natural aggregates customers are concrete producers; commercial, residential, highway, and general contractors; manufacturers of masonry and building products; and state and local governments. We compete with natural aggregates producers in the regions where we operate.
Our specialty materials, including lightweight aggregates and milled or processed specialty building products and agricultural products, are produced and distributed nationwide. Our specialty materials products enjoy higher barriers to entry than our natural aggregates due to specific mineral properties, specialized manufacturing, or additional processing. Lightweight aggregates are select shales or clays that are expanded and hardened by high temperatures in a rotary kiln and possess a bulk density that can be less than half that of natural aggregates. Product applications include structural lightweight concrete, lightweight masonry block, and road surface treatments. Our specialty building products and agricultural products are processed at several production facilities across the U.S. using our natural aggregates as a component of raw material supply. Product applications include plasters, prills, agricultural supplements and fertilizers, paints, flooring, and glass. We compete with specialty materials producers nationwide.
We hold a strong market position in the manufacture of trench shields and shoring products for the U.S. construction industry. Trench shields and shoring products are used for water and sewer construction, utility installations, manhole work, oil and gas pipeline construction, and other underground applications. Our customers are equipment rental dealers and commercial, residential, and industrial contractors. Additionally, we participate in certain regional rental markets for trench shoring equipment. We compete with shoring products manufacturers nationwide.
Raw Material and Suppliers
Natural aggregates can be found throughout the U.S., and many producers exist nationwide. Shipments of natural aggregates from an individual quarry are generally limited in geographic scope because the cost of transportation to customers is high relative to the value of the product itself. Raw materials for specialty material products are also from quarries; however, due to the added value in processing, they have a much wider, multi-state distribution area due to their higher value relative to their distribution costs. We currently operate mining facilities located in Texas, Louisiana, Alabama, Colorado, California, Indiana, Kentucky, Florida, Oklahoma, Kansas, Missouri, Washington, Nevada, and British Columbia.
Energy Equipment Group.
Markets
Our Energy Equipment Group serves a broad spectrum of energy markets, including wind power generation, electricity transmission and distribution, and the storage and transportation of gas and liquid products for use in residential, commercial, agricultural, and industrial end markets.
Products, Customers, and Competitors
Through wholly-owned subsidiaries, our Energy Equipment Group manufactures structural wind towers; utility steel structures for electricity transmission and distribution; and storage and distribution tanks. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” for revenues attributable to wind towers and utility structures products.
We are one of the leading manufacturers of structural wind towers in the U.S. and Mexico. Our primary customers are wind turbine producers and we compete with both domestic and foreign producers of towers. Revenues from General Electric Company (“GE”) included in our Energy Equipment Group constituted 19.4%, 22.9%, and 22.4% of consolidated or combined revenues for the years ended December 31, 2018, 2017, and 2016, respectively.

We are a well-established manufacturer in the U.S. and Mexico of steel utility structures for electricity transmission. Through our recognized brands, we have developed strong relationships with our primary customers, public and private utilities. We compete with both domestic and foreign manufacturers.
Additionally, our storage tanks support oil, gas, and chemical markets and are used by industrial plants, utilities, residences, and small businesses in suburban and rural areas. We also manufacture fertilizer storage containers for agricultural markets, including bulk storage, farm storage, and the application and distribution of anhydrous ammonia.
We are one of the primary manufacturers in North America of pressurized and non-pressurized tanks that store and transport a wide variety of products, including propane, anhydrous ammonia, and natural gas liquids.
Raw Materials and Suppliers
The principal material used in our Energy Equipment manufacturing segment is steel. During 2018, the supply of steel was sufficient to support our manufacturing requirements. Market steel prices continue to exhibit periods of volatility and ended 2018 higher than 2017. Steel prices may be volatile in the future in part as a result of market conditions. We often use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers to mitigate the effect of steel price volatility on our operating profit for the year. In general, we believe there is enough capacity in the supply industry to meet current production levels and that our existing contracts and other relationships we have in place will meet our current production forecasts.
Arcosa’s manufacturing operations also use component parts, such as flanges for wind towers. In general, we believe there is enough capacity in the supply industry to meet current production levels through more than one supplier and that our existing contracts and other relationships we have in place will meet our current production forecasts.
Transportation Products Group.
Markets
Our Transportation Products Group consists of established companies that supply manufactured steel products to the transportation industry. These transportation products serve a wide variety of markets, including the transportation of commodities such as grain, coal, aggregates, chemicals, fertilizers, petrochemicals, and refined products.
Products, Customers, and Competitors
Through wholly-owned subsidiaries, our Transportation Products Group manufactures and sells inland barges, fiberglass barge covers, and marine hardware; and steel components for railcars and other transportation and industrial equipment. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” for revenues attributable to inland barges and steel components products.
We have a leading position in the U.S. market for the manufacture of inland barges and fiberglass barge covers. We manufacture a variety of hopper barges, tank barges, and fiberglass covers, and we provide a full line of deck hardware to the marine industry, including hatches, castings and winches for towboats and dock facilities. Dry cargo barges transport various commodities, such as grain, coal, and aggregates. Tank barges transport liquids including refined products, chemicals, and a variety of petroleum products. Our fiberglass reinforced lift covers are used primarily for grain barges. Our barge manufacturing facilities are located along the U.S. inland river systems, allowing for rapid delivery to our customers. Our customers are primarily commercial marine transportation companies and industrial shippers. We compete with a number of other manufacturers in the U.S.
We are a recognized manufacturer of steel components for railcars and other transportation equipment. We manufacture axles, circular forgings and coupling devices for freight, tank, locomotive and passenger rail transportation equipment, as well as other industrial uses, and also provide cast components for use in the industrial and mining sectors. Our customers are primarily freight and passenger railcar manufacturers, rail maintenance and repair facilities, railroads, steel mills, and mining equipment manufacturers. We compete with both domestic and foreign manufacturers.
Raw Materials and Suppliers
The principal material used in our Transportation Products manufacturing segment is steel. During 2018, the supply of steel was sufficient to support our manufacturing requirements. Market steel prices continue to exhibit periods of volatility and ended 2018 higher than 2017. Steel prices may be volatile in the future in part as a result of market conditions. We often use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers to mitigate the effect of steel price volatility on our operating profit for the year. In general, we believe there is enough capacity in the supply industry to meet current production levels and that our existing contracts and other relationships we have in place will meet our current production forecasts.
Arcosa’s manufacturing operations also use component parts, such as pumps, engines, and hardware for tank barges. In general, we believe there is enough capacity in the supply industry to meet current production levels through more than one supplier and that our existing contracts and other relationships we have in place will meet our current production forecasts.

Unsatisfied Performance Obligations (Backlog). As of December 31, 2018 and 2017, our backlog of firm orders was as follows:

	December 31, 2018	December 31, 2017
	(in millions)
Energy Equipment Group:
Wind towers and utility structures	$633.1	$899.0
Other	$55.1	*

Transportation Products Group:
Inland barges	$230.5	$98.2
* Prior to January 2018, contracts within the Other businesses of the Energy Equipment Group did not meet the Company's historical definition of backlog, which was firm, non-cancellable orders. With the adoption in January 2018 of ASU 2014-09, Revenue from Contracts with Customers, these amounts are now included in backlog due to the fact that they contain substantive cancellation penalties.
Approximately 64% percent of unsatisfied performance obligations for our wind towers and utility structures in our Energy Equipment Group are expected to be delivered during the year ending December 31, 2019 with the remainder to be delivered through 2020. All of the unsatisfied performance obligations for our other business lines in our Energy Equipment Group are expected to be delivered during the year ending December 31, 2019. Approximately 94% percent of unsatisfied performance obligations for barges in our Transportation Products Group are expected to be delivered during the year ending December 31, 2019 with the remainder to be delivered through 2020.
Marketing. We sell substantially all of our products and services through our own sales personnel operating from offices in multiple locations in the U.S. and Mexico. We also use independent sales representatives and distributors.
Employees. The following table presents the approximate headcount breakdown of employees by business group:

Business Group	December 31, 2018
Construction Products Group	1,159
Energy Equipment Group	3,366
Transportation Products Group	1,261
Corporate	103
5,889
As of December 31, 2018, approximately 4,150 employees were employed in the U.S., 1,726 employees in Mexico, and 13 employees in Canada.
Seasonality. Results in our Construction Products Group are affected by seasonal fluctuations with the second and third quarters historically being the quarters with the highest revenues.
Intellectual Property. Arcosa owns a number of patents, trademarks, copyrights, trade secrets, and licenses to intellectual property owned by others. Although Arcosa’s patents, copyrights, trademarks, trade secrets, and other intellectual property rights are important to Arcosa’s success, we do not regard our business as being dependent on any single patent, trademark, copyright, trade secret or license. For a discussion of risks related to our intellectual property, please refer to Item 1A. “Risk Factors— Risks Related to Our Business and Operations.”
Governmental Regulation.
Construction Products Group. Arcosa’s Construction Products Group is subject to regulation by the United States Mine Safety and Health Administration (“MSHA”), the Health-Safety and Reclamation Code of Ministry of Mines for British Columbia, and various state agencies.
Energy Equipment Group. Arcosa’s storage tanks are subject to the regulations by the U.S. Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and the U.S. Federal Motor Carrier Safety Administration (“FMCSA”), both of which are part of the U.S. Department of Transportation (“USDOT”). These agencies promulgate and enforce rules and regulations pertaining, in part, to the manufacture of tanks that are used in the storage, transportation and transport arrangement, and distribution of regulated and non-regulated substances.

Transportation Products Group. The primary regulatory and industry authorities involved in the regulation of the inland barge industry are the U.S. Coast Guard, the U.S. National Transportation Safety Board, the U.S. Customs Service, the Maritime Administration of the USDOT, and private industry organizations such as the American Bureau of Shipping. These organizations establish safety criteria, investigate vessel accidents, and recommend improved safety standards.
Our steel components businesses that serve the railcar industry are regulated by governmental agencies such as the USDOT and the administrative agencies it oversees, including the Federal Railroad Administration (“FRA”), and industry authorities such as the Association of American Railroads (“AAR”). All such agencies and authorities promulgate rules, regulations, specifications, and operating standards affecting rail-related safety standards for railroad equipment.
Occupational Safety and Health Administration and Similar Regulations. In addition to the regulations described above, our operations are subject to regulation of health and safety matters by the U.S. Occupational Safety and Health Administration (“OSHA”) and, within our Construction Products Group, MSHA. We believe that we employ appropriate precautions to protect our employees and others from workplace injuries and harmful exposure to materials handled and managed at our facilities. However, claims that may be asserted against Arcosa for work-related illnesses or injury and the further adoption of occupational and mine safety and health regulations in the U.S. or in foreign jurisdictions in which we operate could increase our operating costs. While we do not anticipate having to make material expenditures in order to remain in substantial compliance with health and safety laws and regulations, we are unable to predict the ultimate cost of compliance.
International Regulations. We ship raw materials to Mexico and manufacture products in Mexico that are sold in the U.S. or elsewhere, which are subject to customs and other regulations. In addition, we are subject to other governmental regulations and authorities in Mexico and other countries where we conduct business that regulate products manufactured, sold or used in those countries.
Environmental, Health and Safety. We are subject to federal, state, and international environmental and safety and health laws and regulations in the U.S., Mexico, and each country in which we operate, including the U.S. Environmental Protection Agency (“USEPA”). These include laws regulating air emissions, water discharge, hazardous materials and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements globally. Although it is our intent to comply with all such requirements and regulations, we cannot provide assurance that we are at all times in compliance. Environmental requirements are complex, change frequently, and have tended to become more stringent over time. Accordingly, we cannot assure that environmental requirements will not change or become more stringent over time or that our eventual environmental costs and liabilities will not be material.
Certain environmental laws assess liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances. At this time we are involved in various stages of investigation and cleanup related to environmental remediation matters at certain of our facilities. In addition, there may be soil or groundwater contamination at several of our properties resulting from historical, ongoing or nearby activities.
We cannot ensure that our eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, our results of operations could be materially adversely affected. See “Critical Accounting Policies and Estimates” in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 of the Notes to the Consolidated and Combined Financial Statements for further information regarding reserves for environmental matters.
See Item 1A for further discussion of risk factors with regard to environmental, governmental, and other matters.

Executive Officers and Other Corporate Officers of the Company. The following table sets forth the names and ages of all of our executive officers and other corporate officers, their positions and offices presently held by them, and the year each person first became an officer.

Name	Age	Office	Officer Since
Antonio Carrillo*	52	President and Chief Executive Officer	2018
Scott C. Beasley*	38	Chief Financial Officer	2018
Reid S. Essl*	37	President, Construction Products	2018
Kerry S. Cole*	50	President, Energy Equipment	2018
Jesse E. Collins, Jr.*	52	President, Transportation Products	2018
Bryan P. Stevenson*	46	Chief Legal Officer	2018
Kathryn A. Collins	55	Chief Human Resources Officer	2018
Mary E. Henderson*	60	Chief Accounting Officer	2018
Gail M. Peck	51	Senior Vice President, Finance and Treasurer	2018
*Executive officer subject to reporting requirements under Section 16 of the Securities Exchange Act of 1934.
Antonio Carrillo serves as Arcosa’s President and Chief Executive Officer, as well as a member of its Board of Directors. From April 2018 until the Separation, Mr. Carrillo served as the Senior Vice President and Group President of Construction, Energy, Marine and Components of Trinity. From 2012 to February 2018, Mr. Carrillo served as the Chief Executive Officer of Mexichem S.A.B. de C.V., a publicly-traded global specialty chemical company. Prior to joining Mexichem, Mr. Carrillo spent 16 years at Trinity where he served as Senior Vice President and Group President of Trinity’s Energy Equipment Group and was responsible for Trinity’s Mexico operations. Mr. Carrillo previously served as a director of Trinity from 2014 until the Separation in 2018 and as a director of Dr. Pepper Snapple Group, Inc. from 2015 to 2018.

Scott C. Beasley serves as Arcosa’s Chief Financial Officer. From 2017 until the Separation, Mr. Beasley previously served as Group Chief Financial Officer of Trinity’s Construction, Energy, Marine, and Components businesses. Mr. Beasley joined Trinity in 2014 and previously served as Vice President of Corporate Strategic Planning for Trinity. Prior to joining Trinity, Mr. Beasley was an Associate Principal with McKinsey & Company, a global management consulting firm.

Reid S. Essl serves as the President of Construction Products at Arcosa. From 2016 until the Separation, Mr. Essl served as the President of Trinity Construction Materials and from 2013 to 2016, Mr. Essl served as the Group Chief Financial Officer of the Construction, Energy, Marine, and Components businesses of Trinity . In his 14 years at Trinity, Mr. Essl held a variety of financial, strategic planning, and business development positions.

Kerry S. Cole serves as the President of Energy Equipment at Arcosa. From 2016 until the Separation, Mr. Cole served as President of Trinity Electrical Products which included oversight for the Trinity Structural Towers and Trinity Meyer Utility Structures business units. Prior to this role, Mr. Cole served as President of Trinity Structural Towers business unit from 2007 to 2016. From 2000 to 2007, he served in a variety of operations and manufacturing leadership positions at Trinity spanning Mining and Construction Equipment, Heads, and Structural Bridge business units.

Jesse E. Collins, Jr. serves as the President of Transportation Products at Arcosa. From 2016 until the Separation, Mr. Collins served as the President of Trinity Parts and Components, which included McConway & Torley, Standard Forged Products, and the business of McKees Rocks Forgings. From 2014 to 2016, he served as President of Trinity Cryogenics. From 2008 to 2013, Mr. Collins served as Executive Vice President and Chief Operating Officer at Broadwind Energy serving wind energy, transportation, and infrastructure markets, prior to which he held various management and executive positions at Trinity from 1993 to 2006.

Bryan P. Stevenson serves as the Chief Legal Officer at Arcosa. From 2015 until the Separation, Mr. Stevenson was the Vice President, Associate General Counsel and Corporate Secretary for Trinity. Prior to joining Trinity, Mr. Stevenson was Vice President, General Counsel and Secretary for U.S. Auto Parts Network, Inc., an online provider of automotive parts, from 2011 to 2015.

Kathryn A. Collins serves as the Chief Human Resources Officer at Arcosa. From 2014 until the Separation, Ms. Collins served as the Vice President of Human Resources at Trinity. Prior to joining Trinity, she worked for RealPage, Inc., a provider of software and data analytics for the real estate industry, from 2012 to 2014, most recently serving as Vice President, Talent Management and HR Systems. She served as Divisional Vice President, Organization Effectiveness and Vice President, Associate Recruitment at J.C. Penney Company, Inc. where she held management and executive positions from 2009 to 2012.

Mary E. Henderson serves as the Chief Accounting Officer at Arcosa. From 2010 until the Separation, Ms. Henderson served as Vice President and Chief Accounting Officer of Trinity. Ms. Henderson joined Trinity in 2003 and has served in a variety of leadership positions including Corporate Controller, Assistant Corporate Controller, and Director of External Reporting.

Gail M. Peck serves as the Senior Vice President, Finance and Treasurer at Arcosa. From 2010 until the Separation, Ms. Peck served as Vice President, Finance and Treasurer of Trinity. From 2004 to 2009, she served as Vice President and Treasurer for Centex Corporation, a diversified building company.
Item 1A. Risk Factors.
Arcosa's business, financial condition, and results of operations may be impacted by a number of factors. In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could materially harm its business, financial condition, or results of operations, including causing its actual results to differ materially from those projected in any forward-looking statements. The following list of significant risk factors is not all-inclusive or necessarily in order of importance. Additional risks and uncertainties not presently known to Arcosa or that it currently deems immaterial also may materially adversely affect it in future periods.

Risks Related to our Business and Operations
Many of the industries in which Arcosa operates are subject to global market volatility and economic cyclicality.
Instability in the global economy, negative conditions in the global credit markets, volatility in the industries that Arcosa’s products serve, fluctuations in commodity prices that Arcosa’s customers produce and transport, changes in legislative policy, adverse changes in the availability of raw materials and supplies, or adverse changes in the financial condition of Arcosa’s customers could lead to a reduction in orders for Arcosa’s products and customers’ requests for deferred deliveries of Arcosa’s backlog orders. Additionally such events could result in Arcosa’s customers’ attempts to unilaterally cancel or terminate firm contracts or orders in whole or in part resulting in contract or purchase order breaches which could result in increased commercial litigation costs.
If volatile conditions in the global credit markets prevent our customers’ access to credit, product order volumes may decrease, or customers may default on payments owed to Arcosa. Likewise, if Arcosa’s suppliers face challenges obtaining credit, selling their products to customers that require purchasing credit, or otherwise operating their businesses, the supply of materials Arcosa purchases from them to manufacture its products may be interrupted.
Periodic downturns in economic conditions usually have a significant adverse effect on cyclical industries in which Arcosa participates due to decreased demand for new and replacement products. Decreased demand could result in lower sales volumes, lower prices, and/or a decline in or loss of profits. The barge and wind energy industries in particular have previously experienced sharp cyclical downturns and at such times operated with a minimal backlog. While the business cycles of Arcosa’s different operations may not typically coincide, an economic downturn could affect disparate cycles contemporaneously.
Any of the foregoing market or industry conditions or events could result in reductions in Arcosa’s revenues, increased price competition, or increased operating costs, which could adversely affect Arcosa’s business, cash flows, results of operations, and financial condition.
Arcosa operates in highly competitive industries. Arcosa may not be able to sustain its market positions, which may impact its financial results.
Arcosa faces aggressive competition in all geographic markets and each industry sector in which it operates. In addition to price, Arcosa faces competition in respect to product performance and technological innovation, quality, reliability of delivery, customer service, and other factors. The effects of this competition, which is often intense, could reduce Arcosa’s revenues and operating profits, limit Arcosa’s ability to grow, increase pricing pressure on Arcosa’s products, and otherwise affect Arcosa’s financial results.
Arcosa may be adversely affected by trade policies and practices, including trade practices of competitors that violate U.S. or other foreign laws, regulations, or practices.
Arcosa faces competition from manufacturers both in the U.S. and around the world, some of which may engage in competition and trade practices involving the importation of competing products into the U.S. in violation of U.S. or other foreign laws, regulations, or practices.  For example, Arcosa’s competitors may import competing products that are subsidized by foreign governments and sold in the U.S. at less than fair value. The results of trade negotiations, trade agreements, and tariffs could also negatively affect Arcosa’s supplies, cost of goods sold, and customers. These trade policies and practices could increase pricing pressure on Arcosa’s products, reduce Arcosa’s revenues and operating profits, limit Arcosa’s ability to grow, and otherwise adversely affect Arcosa’s financial results.

Equipment failures or extensive damage to Arcosa’s facilities, including as might occur as a result of natural disasters, could lead to production, delivery or service curtailments or shutdowns, loss of revenue or higher expenses.
Arcosa operates a substantial amount of equipment at Arcosa’s production facilities, several of which are situated in tornado and hurricane zones and on navigable waterways in the U.S. An interruption in production capabilities or maintenance and repair capabilities at Arcosa’s facilities, as a result of equipment failure or acts of nature, including non-navigation orders resulting from excessive or low-water conditions issued from time to time by the U.S. Army Corps of Engineers on one or more U.S. rivers that serve Arcosa’s facilities, could reduce or prevent Arcosa’s production, delivery, service, or repair of Arcosa’s products and increase Arcosa’s costs and expenses. A halt of production at any of Arcosa’s manufacturing facilities could severely affect delivery times to Arcosa’s customers. While Arcosa maintains emergency response and business recovery plans that are intended to allow Arcosa to recover from natural disasters that could disrupt Arcosa’s business, Arcosa cannot provide assurances that its plans would fully protect Arcosa from the effects of all such disasters. In addition, insurance may not adequately compensate Arcosa for any losses incurred as a result of natural or other disasters, which may adversely affect Arcosa’s financial condition. Any significant delay in deliveries not otherwise contractually mitigated by favorable force majeure or other provisions could result in cancellation of all or a portion of Arcosa’s orders, cause Arcosa to lose future sales, and negatively affect Arcosa’s reputation and Arcosa’s results of operations.
Arcosa depends on its key management employees, and Arcosa may not be able to retain their services in the future.
Arcosa’s success depends on the continued services of its executive team and key management employees, none of whom currently have an employment agreement with Arcosa. Arcosa may not be able to retain the services of its executives and key management in the future. The loss of the services of one or more executives or key members of Arcosa’s management team could result in increased costs associated with attracting and retaining a replacement and could disrupt Arcosa’s operations and result in a loss of revenues.
A material disruption at one or more of Arcosa’s manufacturing facilities or in Arcosa’s supply chain could have a material adverse effect on us.
Arcosa owns and operates manufacturing facilities of various ages and levels of automated control and relies on a number of third parties as part of Arcosa’s supply chain, including for the efficient distribution of products to Arcosa’s customers. Any disruption at one of Arcosa’s manufacturing facilities or within Arcosa’s supply chain could prevent Arcosa from meeting demand or require Arcosa to incur unplanned capital expenditures. Older facilities are generally less energy-efficient and are at an increased risk of breakdown or equipment failure, resulting in unplanned downtime. Any unplanned downtime at Arcosa’s facilities may cause delays in meeting customer timelines, result in liquidated damages claims, or cause Arcosa to lose or harm customer relationships.
Additionally, Arcosa requires specialized equipment to manufacture certain of its products, and if any of its manufacturing equipment fails, the time required to repair or replace this equipment could be lengthy, which could result in extended downtime at the affected facility. Any unplanned repair or replacement work can also be very expensive. Moreover, manufacturing facilities can unexpectedly stop operating because of events unrelated to Arcosa or beyond its control, including fires and other industrial accidents, floods and other severe weather events, natural disasters, environmental incidents or other catastrophes, utility and transportation infrastructure disruptions, shortages of raw materials, and acts of war or terrorism. Work stoppages, whether union-organized or not, can also disrupt operations at manufacturing facilities.
Furthermore, while Arcosa is generally responsible for delivering products to the customer, any shortages in trucking capacity, any increase in the cost thereof, or any other disruption to the highway systems could limit Arcosa’s ability to deliver its products in a timely manner or at all. Any material disruption at one or more of Arcosa’s facilities or those of Arcosa’s customers or suppliers or otherwise within Arcosa’s supply chain, whether as a result of downtime, facility damage, an inability to deliver Arcosa’s products or otherwise, could prevent Arcosa from meeting demand, require Arcosa to incur unplanned capital expenditures, or cause other material disruption to Arcosa’s operations, any of which could have a material adverse effect on Arcosa’s business, financial condition, and results of operations.
Delays in construction projects and any failure to manage Arcosa’s inventory could have a material adverse effect on us.
Many of Arcosa’s products are used in large-scale construction projects which generally require a significant amount of planning and preparation before construction commences. However, construction projects can be delayed and rescheduled for a number of reasons, including unanticipated soil conditions, adverse weather or flooding, changes in project priorities, financing issues, difficulties in complying with environmental and other government regulations or obtaining permits, and additional time required to acquire rights-of-way or property rights. These delays or rescheduling may occur with too little notice to allow Arcosa to replace those projects in Arcosa’s manufacturing schedules or to adjust production capacity accordingly, creating unplanned downtime, increasing costs and inefficiencies in Arcosa’s operations, and increased levels of obsolete inventory.
Additionally, Arcosa maintains an inventory of certain products that meet standard specifications and are ultimately purchased by a variety of end users. Arcosa forecasts demand for these products to ensure that it keeps sufficient inventory levels of certain products that Arcosa expects to be in high demand and limit its inventory for which Arcosa does not expect much interest. However,

Arcosa’s forecasts are not always accurate and unexpected changes in demand for these products, whether because of a change in preferences or otherwise, can lead to increased levels of obsolete inventory. Any delays in construction projects and Arcosa’s customers’ orders or any inability to manage Arcosa’s inventory could have a material adverse effect on Arcosa’s business, financial condition, and results of operations.
The seasonality of Arcosa’s business and its susceptibility to severe and prolonged periods of adverse weather and other conditions could have a material adverse effect on us.
Demand for Arcosa’s products in some markets is typically seasonal, with periods of snow or heavy rain negatively affecting construction activity. For example, sales of Arcosa’s products in Canada and the Northeast and Midwest regions of the U.S. are somewhat higher from spring through autumn when construction activity is greatest. Construction activity declines in these markets during the winter months in particular due to inclement weather, frozen ground, and fewer hours of daylight. Construction activity can also be affected in any period by adverse weather conditions such as hurricanes, severe storms, torrential rains and floods, natural disasters such as fires and earthquakes, and similar events, any of which could reduce demand for Arcosa’s products, push back existing orders to later dates or lead to cancellations.
Furthermore, Arcosa’s ability to deliver products on time or at all to Arcosa’s customers can be significantly impeded by such conditions and events described above. Public holidays and vacation periods constitute an additional factor that may exacerbate certain seasonality effects, as building projects or industrial manufacturing processes may temporarily cease. These conditions, particularly when unanticipated, can leave both equipment and personnel underutilized.
Additionally, the seasonal nature of Arcosa’s business has led to variation in Arcosa’s quarterly results in the past and is expected to continue to do so in the future. This general seasonality of Arcosa’s business and any severe or prolonged adverse weather conditions or other similar events could have a material adverse effect on Arcosa’s business, financial condition, and results of operations.
Risks related to Arcosa’s operations outside of the U.S., particularly Mexico, could decrease Arcosa’s profitability.
Arcosa’s operations outside of the U.S. are subject to the risks associated with cross-border business transactions and activities. Political, legal, trade, economic change or instability, criminal activities or social unrest could limit or curtail Arcosa’s respective foreign business activities and operations, including the ability to hire and retain employees. Violence in Mexico associated with drug trafficking is continuing. Arcosa has not, to date, been materially affected by any of these risks, but Arcosa cannot predict the likelihood of future effects from such risks or any resulting adverse impact on Arcosa’s business, results of operations or financial condition. Arcosa ships raw materials to Mexico and manufactures products in Mexico that are sold in the U.S. or elsewhere, which are subject to customs and other regulations and the transportation and import of such products may be disrupted. Some foreign countries where Arcosa operates have regulatory authorities that regulate products sold or used in those countries. If Arcosa fails to comply with the applicable regulations related to the foreign countries where Arcosa operates, Arcosa may be unable to market and sell its products in those countries or could be subject to administrative fines or penalties.
In addition, with respect to operations in Mexico and other foreign countries, unexpected changes in the political environment, laws, rules, and regulatory requirements; tariffs and other trade barriers, including regulatory initiatives for buying goods produced in America; more stringent or restrictive laws, rules and regulations relating to labor or the environment; adverse tax consequences; price exchange controls and restrictions; regulations affecting cross-border rail and vehicular traffic; or availability of commodities, including gasoline and electricity could limit operations affecting production throughput and making the manufacture and distribution of Arcosa’s products less timely or more difficult. Furthermore, any material change in the quotas, regulations or duties on imports imposed by the U.S. government and agencies or on exports by the government of Mexico or its agencies, could affect Arcosa’s ability to export products that Arcosa manufactures in Mexico. Because Arcosa has operations outside the U.S., Arcosa could be adversely affected by final judgments of non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”) or import/export rules and regulations and similar anti-corruption, anti-bribery, or import/export laws of other countries.
Potential expansion of our business may expose us to new business, regulatory, political, operational, financial, and economic risks associated with such expansion, both inside and outside of the U.S.
We plan in the future to expand our business and operations, and this expansion may involve expansion into markets (either inside or outside the U.S.) in which we have limited operating experience, including with respect to seeking regulatory approvals and marketing or selling products. Further, our operations in new foreign markets may be adversely affected by a number of factors, including: general economic conditions and monetary and fiscal policy; financial risks, such as longer payment cycles, difficulty in collecting from international customers, the effect of local and regional financial crises and exposure to foreign currency exchange rate fluctuations and controls; multiple, conflicting and changing laws and regulations such as export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses; interest rates and taxation laws and policies; increased government regulation; social stability; and political, economic, or diplomatic developments. Certain jurisdictions have, from time to time, experienced instances of civil unrest and hostilities, both internally and with neighboring countries. Rioting, military activity, terrorist attacks, or armed hostilities could cause our operations in such jurisdictions to be adversely affected or suspended. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts, and wars.
In addition, anti-bribery and anti-corruption laws may conflict with some local customs and practices in foreign jurisdictions. Our operations in international jurisdictions may be adversely affected by regulatory and compliance risks that relate to maintaining accurate information and control over activities that may fall within the purview of the FCPA, including both its books and records provisions and its anti-bribery provisions. As a result of our policy to comply with the FCPA and similar anti-bribery laws, we may be at a competitive disadvantage to competitors that are not subject to, or do not comply with, such laws
Any of these factors could significantly harm our potential business or international expansion and our operations and, consequently, our revenues, costs, results of operations, and financial condition.
Arcosa may incur increased costs due to fluctuations in interest rates and foreign currency exchange rates.
Arcosa is exposed to risks associated with fluctuations in interest rates and changes in foreign currency exchange rates. Under varying circumstances, Arcosa may seek to minimize these risks through the use of hedges and similar financial instruments and other activities, although these measures, if and when implemented, may not be effective. Any material and untimely changes in interest rates or exchange rates could adversely impact our results of operations, financial condition, or cash flows.
The loss of revenues attributable to one of our customers could negatively impact our revenues and results of operations.
GE, a customer in our Energy Equipment Group, accounted for approximately 19.4% of our consolidated revenues in 2018. The loss of revenues attributable to this customer could have a material adverse effect on our revenues and results of operations.
Repercussions from terrorist activities or armed conflict could harm Arcosa’s business.
Terrorist activities, anti-terrorist efforts, and other armed conflict involving the U.S. or its interests abroad may adversely affect the U.S. and global economies, potentially preventing Arcosa from meeting its financial and other obligations. In particular, the negative impacts of these events may affect the industries in which Arcosa operates. This could result in delays in or cancellations of the purchase of Arcosa’s products or shortages in raw materials, parts or components. Any of these occurrences could have a material adverse impact on Arcosa’s operating results, revenues, costs, and financial condition.
Arcosa may not consummate acquisitions of new businesses or products which may limit its growth opportunities or could potentially fail to successfully integrate new businesses or products into its current business which may have a material adverse effect on Arcosa's business, operations, or financial condition.
Arcosa expects to routinely engage in the search for growth opportunities, including assessment of merger and acquisition prospects in new markets and/or products. However, Arcosa may not be able to identify and secure suitable opportunities. Arcosa’s ability to consummate any acquisitions on terms that are favorable to Arcosa may be limited by a number of factors, such as competition for attractive targets and, to the extent necessary, Arcosa’s ability to obtain financing on satisfactory terms, if at all.
In addition, any merger or acquisition into which Arcosa may enter (including the recent acquisition of ACG Materials) is subject to integration of such business, markets, and/or products into Arcosa’s businesses and culture. If any such integration is unsuccessful to any material degree, such lack of success could result in unexpected claims or otherwise have a material adverse effect on Arcosa’s business, operations, or financial condition.
Arcosa’s access to capital may be limited or unavailable due to deterioration of conditions in the global capital markets and/or weakening of macroeconomic conditions.
In general, Arcosa will rely in large part upon banks and capital markets to fund its growth strategy. These markets can experience high levels of volatility and access to capital can be constrained for extended periods of time. In addition to conditions in the capital markets, a number of other factors could cause Arcosa to incur increased borrowing costs and have greater difficulty accessing public and private markets for both secured and unsecured debt, which factors include Arcosa’s financial performance. If Arcosa is unable to secure financing on acceptable terms, Arcosa’s other sources of funds, including available cash, its committed bank facility, and cash flow from operations may not be adequate to fund its operations and contractual commitments and refinance existing debt.
Arcosa's indebtedness restricts its current and future operations, which could adversely affect its ability to respond to changes in its business and manage its operations.

On November 1, 2018, Arcosa entered into a Credit Agreement (the “Credit Agreement”), by and among Arcosa, as borrower, and the lenders party thereto. The Credit Agreement includes a number of restrictive covenants that impose significant operating and financial restrictions on Arcosa, including restrictions on its and its guarantors' ability to, among other things and subject to certain exceptions, incur or guarantee additional indebtedness, merge or dispose of all or substantially all of its assets, engage in transactions with affiliates and make certain restricted payments. In addition, the Credit Agreement requires Arcosa to comply with financial covenants. The Credit Agreement requires that we maintain a minimum interest coverage ratio of no less than 2.50 to 1.00 and maximum leverage ratio of no greater than 3.00 to 1.00, subject to certain exceptions, in each case, for any period of four consecutive fiscal quarters of Arcosa.
For more information on the restrictive covenants in the Credit Agreement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Arcosa's ability to comply with these agreements may be affected by events beyond its control, including prevailing economic, financial, and industry conditions. These covenants could have an adverse effect on Arcosa's business by limiting its ability to take advantage of financing, merger and acquisition, or other opportunities. The breach of any of these covenants or restrictions could result in a default under the Credit Agreement.
Fluctuations in the price and supply of raw materials and parts and components used in the production of Arcosa’s products could have a material adverse effect on its ability to cost-effectively manufacture and sell Arcosa’s products. In some instances, Arcosa relies on a limited number of suppliers for certain raw materials, parts and components needed in its production.
A significant portion of Arcosa’s business depends on the adequate supply of numerous specialty and other parts and components at competitive prices such as flanges for the structural wind towers business. Arcosa’s manufacturing operations partially depend on Arcosa’s ability to obtain timely deliveries of raw materials, parts, and components in acceptable quantities and quality from Arcosa’s suppliers. Certain raw materials, parts, and components for Arcosa’s products are currently available from a limited number of suppliers and, as a result, Arcosa may have limited control over pricing, availability, and delivery schedules. If Arcosa is unable to purchase a sufficient quantity of raw materials, parts, and components on a timely basis, Arcosa could face disruptions in its production and incur delays while Arcosa attempts to engage alternative suppliers. Fewer suppliers could result from unimproved or worsening economic or commercial conditions, potentially increasing Arcosa’s rejections for poor quality and requiring Arcosa to source unknown and distant supply alternatives. Any such disruption or conditions could harm Arcosa’s business and adversely impact Arcosa’s results of operations.
The principal material used in Arcosa’s manufacturing segments is steel. Market steel prices may exhibit periods of volatility. Steel prices may experience further volatility as a result of scrap surcharges assessed by steel mills, tariffs, and other market factors. Arcosa often uses contract-specific purchasing practices, supplier commitments, contractual price escalation provisions, and other arrangements with Arcosa’s customers to mitigate the effect of this volatility on Arcosa’s operating profits for the year. To the extent that Arcosa does not have such arrangements in place, a change in steel prices could materially lower Arcosa’s profitability. In addition, meeting production demands is dependent on Arcosa’s ability to obtain a sufficient amount of steel. An unanticipated interruption in Arcosa’s supply chain could have an adverse impact on both Arcosa’s margins and production schedules.
Reductions in the availability of energy supplies or an increase in energy costs may increase Arcosa’s operating costs.
Arcosa uses electricity and various gases, including natural gas, at Arcosa’s manufacturing facilities and uses diesel fuel in vehicles to transport Arcosa’s products to customers and to operate its plant equipment. An outbreak or escalation of hostilities between the U.S. and any foreign power and, in particular, prolonged conflicts could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of natural gas or energy in general. Extreme weather conditions and natural occurrences such as hurricanes, tornadoes, and floods could result in varying states of disaster and a real or perceived shortage of petroleum and/or natural gas, including rationing thereof, potentially resulting in unavailability or an increase in natural gas prices, electricity prices, or other general energy costs. Speculative trading in energy futures in the world markets could also result in an increase in natural gas and general energy cost. Future limitations on the availability (including limitations imposed by increased regulation or restrictions on rail, road, and pipeline transportation of energy supplies) or consumption of petroleum products and/or an increase in energy costs, particularly natural gas for plant operations and diesel fuel for vehicles and plant equipment, could have an adverse effect upon our ability to conduct Arcosa’s business cost effectively.
Shortages of skilled labor could adversely impact Arcosa’s operations.
Arcosa depends on skilled labor in the manufacture, maintenance, and repair of Arcosa’s products. Some of Arcosa’s facilities are located in areas where demand for skilled laborers may exceed supply. Shortages of some types of skilled laborers, such as welders, could restrict Arcosa’s ability to maintain or increase production rates and could increase Arcosa’s labor costs.
Some of Arcosa’s employees belong to labor unions and strikes or work stoppages could adversely affect Arcosa’s operations.
Arcosa is a party to collective bargaining agreements with various labor unions at some of Arcosa’s operations in the U.S. and Canada and all of Arcosa’s operations in Mexico. Disputes with regard to the terms of these agreements or Arcosa’s potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages, or other slowdowns by the affected workers. Arcosa cannot be assured that its relations with its workforce will remain positive or that union organizers will not be successful in future attempts to organize at some of Arcosa’s facilities. If Arcosa’s workers were to engage in a strike, work stoppage, or other slowdown or other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, Arcosa could experience a significant disruption of its operations and higher ongoing labor costs. In addition, Arcosa could face higher labor costs in the future as a result of severance or other charges associated with lay-offs, shutdowns, or reductions in the size and scope of its operations or difficulties of restarting Arcosa’s operations that have been temporarily shuttered.

Our business is subject to significant regulatory compliance burdens in the U.S., Mexico, and other countries where we do business.
We are subject to various governmental regulations in the U.S., Mexico, and other countries where we do business related to occupational safety and health, labor, and business practices. Failure to comply with current or future regulations could result in the imposition of substantial fines, suspension of production, alterations of our production processes, cessation of operations, or other actions which could harm our business.
Although we believe that we are in material compliance with all applicable regulations material to our business operations, amendments to existing statutes and regulations or adoption of new statutes and regulations could require us to continually alter our methods of operation and/or discontinue the sale of certain of our products resulting in costs to us that could be substantial. We may not be able, for financial or other reasons, to comply with applicable laws, rules, regulations, and permit requirements. Our failure to comply with applicable laws, rules or regulations or permit requirements could subject us to civil remedies, including substantial fines, penalties, and injunctions, as well as possible criminal sanctions, which would, if of significant magnitude, materially adversely impact our operations and future financial condition.
Violations of or changes in the regulatory requirements applicable to the industries in which Arcosa operates may increase Arcosa’s operating costs.
Arcosa’s Transportation Products Group is subject to regulation by, among others, the U.S. Coast Guard; the U.S. National Transportation Safety Board; the U.S. Customs Service; the Maritime Administration of the U.S. DOT and private industry organizations such as the American Bureau of Shipping. These organizations establish safety criteria, investigate vessel accidents, and recommend improved safety standards.
Arcosa’s Construction Products Group is subject to regulation by MSHA, USEPA, and various state agencies.
Arcosa’s Energy Equipment Group is subject to the regulations by the PHMSA and the FMCSA, both of which are part of the USDOT. These agencies promulgate and enforce rules and regulations pertaining, in part, to the manufacture of tanks that are used in the storage, transportation and transport arrangement, and distribution of regulated and non-regulated substances.
Arcosa’s operations are also subject to regulation of health and safety matters by OSHA and MSHA. Arcosa believes it employs appropriate precautions to protect its employees and others from workplace injuries and harmful exposure to materials handled and managed at Arcosa’s facilities.
In addition, our business is subject to additional regulatory requirements in Mexico and other countries where we conduct business.
Future regulatory changes or the determination that Arcosa’s products or processes are not in compliance with applicable requirements, rules, regulations, specifications, standards or product testing criteria might result in additional operating expenses, administrative fines or penalties, product recalls or loss of business that could have a material adverse effect on Arcosa’s financial condition and operations. In addition, the impact of a government shutdown could have a material adverse effect on Arcosa's revenues, profits, and cash flows. Arcosa relies on government personnel to conduct certain routine business processes related to the inspection and delivery of products that, if disrupted, could have an immediate impact on Arcosa's revenues and business.
Arcosa is subject to health and safety laws and regulations and any failure to comply with any current or future laws or regulations could have a material adverse effect on us.
Manufacturing and construction sites are inherently dangerous workplaces. Arcosa’s manufacturing sites often put Arcosa’s employees and others in close proximity with large pieces of mechanized equipment, moving vehicles, chemical and manufacturing processes, heavy products and other items, and highly regulated materials. As a result, Arcosa is subject to a variety of health and safety laws and regulations dealing with occupational health and safety. Unsafe work sites have the potential to increase employee turnover and raise Arcosa’s operating costs. Arcosa’s safety record can also impact Arcosa’s reputation. Arcosa maintains functional groups whose primary purpose is to ensure Arcosa implements effective work procedures throughout Arcosa’s organization and take other steps to ensure the health and safety of Arcosa’s work force, but there can be no assurances these measures will be successful in preventing injuries or violations of health and safety laws and regulations. Any failure to maintain safe work sites or violations of applicable law could expose Arcosa to significant financial losses and reputational harm, as well as civil and criminal liabilities, any of which could have a material adverse effect on Arcosa’s business, financial condition, and results of operations.
Employment related lawsuits could be brought against us, which could be expensive, time consuming, and result in substantial damages to us and increases in our insurance rates.
Arcosa may become subject to substantial and costly litigation by its former and current employees related to improper termination of employment, sexual harassment, hostile work environment, and other employment-related claims. Such claims could divert management’s attention from Arcosa’s core business, be expensive to defend, and result in sizable damage awards against Arcosa. Arcosa’s current insurance coverage may not apply or may not be sufficient to cover these claims and the coverage Arcosa may have could be subject to deductibles for which we are responsible. Moreover, in the future, Arcosa may not be able to obtain insurance in amount or scope sufficient to provide it with adequate coverage against potential liabilities. Any employment related claims brought against Arcosa, with or without merit, could increase employment law insurance rates or prevent Arcosa from securing coverage, or could harm Arcosa’s reputation in the industry and reduce product sales. Arcosa would need to pay any losses in excess of insurance coverage out of cash reserves, harming Arcosa’s financial condition and adversely affecting operating results.
Arcosa has potential exposure to environmental liabilities that may increase costs and lower profitability.
Arcosa is subject to comprehensive federal, state, local, and foreign environmental laws and regulations relating to: (i) the release or discharge of regulated materials into the environment at Arcosa’s facilities or with respect to Arcosa’s products while in operation; (ii) the management, use, processing, handling, storage, transport and transport arrangement, and disposal of hazardous and non-hazardous waste, substances, and materials; and (iii) other activities relating to the protection of human health and the environment. Such laws and regulations expose Arcosa to liability for its own acts and in certain instances potentially expose Arcosa to liability for the acts of others. These laws and regulations also may impose liability on Arcosa currently under circumstances where at the time of the action taken, Arcosa’s acts or those of others complied with then applicable laws and regulations. In addition, such laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Arcosa’s operations involving hazardous materials also raise potential risks of liability under common law.
Environmental operating permits are, or may be, required for Arcosa’s operations under these laws and regulations. These operating permits are subject to modification, renewal, and revocation. Although Arcosa regularly monitors and reviews its operations, procedures, and policies for compliance with Arcosa’s operating permits and related laws and regulations, the risk of environmental liability is inherent in the operation of Arcosa’s businesses, as it is with other companies operating under environmental permits.
However, future events, such as changes in, or modified interpretations of, existing environmental laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards associated with the manufacture of Arcosa’s products and related business activities and properties, may give rise to additional compliance and other costs that could have a material adverse effect on Arcosa’s financial condition and operations.
In addition to environmental laws, the transportation of commodities by rail, barge, or container raises potential risks in the event of an accident that results in the release of an environmentally sensitive substance. Generally, liability under existing laws for an accident depends upon causation analysis and the acts, errors, or omissions, if any, of a party involved in the transportation activity, including, but not limited to, the shipper, the buyer, and the seller of the substances being transported, or the manufacturer of the barge, container, or its components. Additionally, the severity of injury or property damage arising from an incident may influence the causation responsibility analysis, exposing Arcosa to potentially greater liability. Under certain circumstances, strict liability concepts may apply and if Arcosa is found liable in any such incident, it could have a material adverse effect on Arcosa’s financial condition, business and operations.
Responding to claims relating to improper handling, transport, storage, or disposal of hazardous materials could be time consuming and costly.
We use controlled hazardous materials in our business and generate wastes that are regulated as hazardous wastes under U.S. federal, state, and local environmental laws and under equivalent provisions of law in those and other jurisdictions in which our manufacturing facilities are located. Our use of these substances and materials is subject to stringent, and periodically changing, regulation that can impose costly compliance obligations on us and have the potential to adversely affect our manufacturing activities. We are also subject to potential liability for claims alleging property damage and personal and bodily injury or death arising from the use of or exposure to our products, especially in connection with products we manufacture that our customers use to transport or store hazardous, flammable, toxic, or explosive materials.
The risk of accidental contamination or injury from these materials cannot be completely eliminated. If an accident with these substances occurs, we could be held liable for any damages that result, as well as incurring clean-up costs and liabilities, which can be substantial. Additionally, an accident could damage our facilities, resulting in delays and increased costs.
Our manufacturing plants or other facilities may have unknown environmental conditions that could be expensive and time-consuming to correct.
There can be no assurance that we will not encounter hazardous environmental conditions at any of our manufacturing plants or other facilities that may require us to incur significant clean-up or correction costs. Upon encountering a hazardous environmental condition or receiving a notice of a hazardous environmental condition, we may be required to correct the condition. The presence of a hazardous environmental condition relating to any of our manufacturing plants or other facilities may require significant expenditures to correct the environmental condition.

Business, regulatory, and legal developments regarding climate change may affect the demand for Arcosa’s products or the ability of Arcosa’s critical suppliers to meet Arcosa’s needs.
Arcosa has followed the current debate over climate change in general, and the related science, policy discussion, and prospective legislation. Some scientific studies have suggested that emissions of certain gases, commonly referred to as greenhouse gases (“GHGs”) which include carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere and other climate changes. Additionally, Arcosa periodically reviews the potential challenges and opportunities for Arcosa that climate change policy and legislation may pose. However, any such challenges or opportunities are heavily dependent on the nature and degree of climate change legislation and the extent to which it applies to Arcosa’s industries.
Potential impacts of climate change include physical impacts, such as disruption in production and product distribution due to impacts from major storm events, shifts in regional weather patterns and intensities, and potential impacts from sea level changes. There is also a potential for climate change legislation and regulation that could adversely impact the cost of certain manufacturing inputs, including the cost of energy and electricity.
In response to an emerging scientific and political consensus, legislation and new rules to regulate emission of GHGs has been introduced in numerous state legislatures, the U.S. Congress, and by the U.S. Environmental Protection Agency. Some of these proposals would require industries to meet stringent new standards that may require substantial reductions in carbon emissions. While Arcosa cannot assess the direct impact of these or other potential regulations, Arcosa does recognize that new climate change protocols could affect demand for its products and/or affect the price of materials, input factors, and manufactured components. Potential opportunities could include greater demand for structural wind towers, while potential challenges could include decreased demand for certain types of products and higher energy costs. Other adverse consequences of climate change could include an increased frequency of severe weather events and rising sea levels that could affect operations at Arcosa’s manufacturing facilities as well as the price of insuring Company assets or other unforeseen disruptions of Arcosa’s operations, systems, property, or equipment. Ultimately, when or if these impacts may occur cannot be assessed until scientific analysis and legislative policy are more developed and specific legislative proposals begin to take shape.
The impacts of climate change on our operations and the Company overall are highly uncertain and difficult to estimate. However, climate change legislation and regulation concerning greenhouse gases could have a material adverse effect on our future financial position, results of operations, or cash flows.
Arcosa may be required to reduce the value of Arcosa’s long-lived assets, including intangible assets, and/or goodwill, which would weaken Arcosa’s financial results. Further, if the goodwill or intangible assets we have recorded in connection with acquisitions becomes impaired, it could have a material adverse impact on our financial condition, results of operations, shareholder’s equity, and/or share price.
Arcosa periodically evaluates for potential impairment the carrying values of Arcosa’s long-lived assets, including intangible assets, to be held and used. The carrying value of a long-lived asset to be held and used is considered impaired when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the asset is less than the carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced commensurate with the estimated cost to dispose of the assets. In addition, goodwill is required to be tested for impairment annually or on an interim basis whenever events or circumstances change indicating that the carrying amount of the goodwill might be impaired.
Certain non-cash impairments may result from a change in our strategic goals, business direction, changes in market interest rates, or other factors relating to the overall business environment. Any impairment of the value of goodwill or other intangible assets will result in a non-cash charge against earnings, which could have a material adverse effect on our financial condition, results of operations, shareholder’s equity, and/or share price.
Changes in accounting policies or inaccurate estimates or assumptions in the application of accounting policies could adversely affect the reported value of Arcosa’s assets or liabilities and financial results.
Arcosa’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The significant accounting policies, together with the other notes that follow, are an integral part of the financial statements. Some of these policies require the use of estimates and assumptions that may affect the reported value of Arcosa’s assets or liabilities and financial results and require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. Accounting standard setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board, the SEC, and Arcosa’s independent registered public accounting firm) may amend or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be difficult to predict and can materially impact how Arcosa records and reports its financial condition and results of operations. In some cases, Arcosa could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. For a further discussion of some of Arcosa’s critical accounting policies and standards and recent accounting changes, see “Item 7. Management’s

Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies and Estimates” and Note 1 “Overview and Summary of Significant Accounting Policies” of the Notes to Consolidated and Combined Financial Statements.
From time to time Arcosa may take tax positions that the Internal Revenue Service, the Servicio de Administracion Tributaria (“SAT”) in Mexico, or other taxing jurisdictions may contest.
Our subsidiaries have in the past and may in the future take tax positions that the Internal Revenue Service, the SAT, or other taxing jurisdictions may challenge. Arcosa is required to disclose to the IRS as part of Arcosa’s tax returns particular tax positions in which Arcosa has a reasonable basis for the position but not a “more likely than not” chance of prevailing. If the IRS, SAT, or other taxing jurisdictions successfully contests a tax position that Arcosa takes, Arcosa may be required to pay additional taxes or fines which may not have been previously accrued that may adversely affect its results of operations and financial position.
The limited number of customers for certain of Arcosa’s products, the variable purchase patterns of Arcosa’s customers in all of its segments, and the timing of completion, delivery, and customer acceptance of orders may cause Arcosa’s revenues and income from operations to vary substantially each quarter, potentially resulting in significant fluctuations in its quarterly results.
Some of the markets Arcosa serves have a limited number of customers. The volumes purchased by customers in each of Arcosa’s business segments vary from year to year, and not all customers make purchases every year. As a result, the order levels for Arcosa’s products have varied significantly from quarterly period to quarterly period in the past and may continue to vary significantly in the future. Therefore, Arcosa’s results of operations in any particular quarterly period may also vary. As a result of these quarterly fluctuations, Arcosa believes that comparisons of its sales and operating results between quarterly periods may not be meaningful and should not be relied upon as indicators of future performance.
Some of Arcosa’s products are sold to contractors, distributors, installers, and rental companies who may misuse, abuse, improperly install, or improperly or inadequately maintain or repair such products, thereby potentially exposing Arcosa to claims that could increase Arcosa’s costs and weaken Arcosa’s financial condition.
The products Arcosa manufactures are designed to work optimally when properly assembled, operated, installed, repaired, and maintained. When this does not occur, Arcosa may be subjected to claims or litigation associated with personal or bodily injuries or death and property damage.
Some of Arcosa’s customers place orders for Arcosa’s products (i) in reliance on their ability to utilize tax benefits or tax credits such as accelerated depreciation or the production tax credit for renewable energy or (ii) to utilize federal-aid programs that allow for purchase price reimbursement or other government funding or subsidies, any of which benefits, credits, or programs could be discontinued or allowed to expire without extension thereby reducing demand for certain of Arcosa’s products.
There is no assurance that the U.S. government will reauthorize, modify, or otherwise not allow the expiration of tax benefits, tax credits, subsidies, or federal-aid programs that may include funding of the purchase or purchase price reimbursement of certain of Arcosa’s products. For example, the federal renewable electricity production tax credit (“the PTC”) for wind energy facilities is being phased out and is scheduled to expire on December 31, 2019. Historically, the PTC has been renewed and expanded numerous times. However, there are no assurances that the PTC will continue.  In instances where such benefits, credits, subsidies, or programs are allowed to expire or are otherwise modified or discontinued, the demand for Arcosa’s products could decrease, thereby creating the potential for a material adverse effect on Arcosa’s financial condition or results of operations and could result in non-cash impairments on long-lived assets, including intangible assets, and/or goodwill.
U.S. government actions relative to the federal budget, taxation policies, government expenditures, U.S. borrowing/debt ceiling limits, and trade policies could adversely affect Arcosa’s business and operating results.
Periods of impasse, deadlock, and last minute accords may continue to permeate many aspects of U.S. governance, including federal government budgeting and spending, taxation, U.S. deficit spending and debt ceiling adjustments, and international commerce. Such periods could negatively impact U.S. domestic and global financial markets, thereby reducing customer demand for Arcosa’s products and services and potentially result in reductions in Arcosa’s revenues, increased price competition, or increased operating costs, any of which could adversely affect Arcosa’s business, results of operations, and financial condition. Arcosa produces many of its products at its manufacturing facilities in Mexico. Arcosa’s business benefits from free trade agreements such as the North American Free Trade Agreement (“NAFTA”). The U.S., Mexico and Canada have reached a preliminary U.S.-Mexico-Canada Agreement (“USMCA”) which would replace NAFTA. The USMCA would maintain duty-free access for many products. The USMCA still requires approval from the U.S. Congress, Mexico’s Senate and Canada’s Parliament before it takes effect. In addition, the USMCA is still undergoing a legal review which could result in further negotiations and modifications of certain provisions. It is uncertain what the outcome of the Congressional approval process, legal review and any further negotiations will be, but it is possible that revisions to USMCA or failure to secure Congressional or other approvals could adversely affect Arcosa’s existing production operations in Mexico and have a material adverse effect on Arcosa’s business, financial condition, and results of operations.

Arcosa’s business is based in part on government-funded infrastructure projects and building activities, and any reductions or re-allocation of spending or related subsidies in these areas could have an adverse effect on us.
Certain of Arcosa’s businesses depend on government spending for infrastructure and other similar building activities. As a result, demand for some of Arcosa’s products is influenced by U.S. federal government fiscal policies and tax incentives and other subsidies. Projects in which Arcosa participates may be funded directly by governments or privately-funded, but are otherwise tied to or impacted by government policies and spending measures.
Government infrastructure spending and governmental policies with respect thereto depend primarily on the availability of public funds, which is influenced by many factors, including governmental budgets; public debt levels; interest rates; existing and anticipated and actual federal, state, provincial, and local tax revenues; government leadership; and the general political climate, as well as other general macroeconomic and political factors. In addition, U.S. federal government funds may only be available based on states’ willingness to provide matching funding. Government spending is often approved only on a short-term basis and some of the projects in which Arcosa’s products are used require longer-term funding commitments. If government funding is not approved or funding is lowered as a result of poor economic conditions, lower than expected revenues, competing spending priorities or other factors, it could limit infrastructure projects available, increase competition for projects, result in excess inventory, and decrease sales, all of which could adversely affect the profitability of Arcosa’s business.
Additionally, certain regions or states may require or possess the means to finance only a limited number of large infrastructure projects and periods of high demand may be followed by years of little to no activity. There can be no assurances that governments will sustain or increase current infrastructure spending and tax incentive and other subsidy levels, and any reductions thereto or delays therein could affect Arcosa’s business, financial condition, and results of operations.
Litigated disputes and other claims could increase Arcosa’s costs and weaken Arcosa’s financial condition.
Arcosa is currently, and may from time to time be, involved in various claims or legal proceedings arising out of Arcosa’s operations. Adverse judgments and outcomes in some or all of these matters could result in significant losses and costs that could weaken Arcosa’s financial condition. Although Arcosa maintains reserves for its reasonably estimable liability, Arcosa’s reserves may be inadequate to cover its portion of claims or final judgments after taking into consideration rights in indemnity and recourse under insurance policies or to third parties as a result of which there could be a material adverse effect on Arcosa’s business, operations, or financial condition.
Arcosa’s manufacturer’s warranties expose Arcosa to product replacement and repair claims.
Depending on the product, Arcosa warrants its workmanship and certain materials (including surface coatings), parts, and components pursuant to express limited contractual warranties. Arcosa may be subject to significant warranty claims in the future, such as multiple claims based on one defect repeated throughout Arcosa’s production process or claims for which the cost of shipping, repairing, or replacing the defective part, component, or material is highly disproportionate to the original price. These types of warranty claims could result in significant costs associated with product recalls or product shipping, repair, or replacement, and damage to Arcosa’s reputation.
Defects in materials and workmanship could harm our reputation, expose us to product warranty or product liability claims, decrease demand for products, or materially harm existing or prospective customer relationships.
A defect in materials or in the manufacturing of our products could result in product warranty and product liability claims, decrease demand for products, or materially harm existing or prospective customer relationships. These claims may require costly repairs or replacement and may include cost related to disassembly of our products and transportation of the products from the field to our facilities and returning the products to the customer, a change in our manufacturing processes, recall of previously manufactured products, or personal injury claims, which could result in significant expense and materially harm our existing or prospective customer relationships. Any of the foregoing could materially harm our business, operating results, and financial condition.
Increasing insurance claims and expenses could lower profitability and increase business risk.
Arcosa is subject to potential liability for claims alleging property damage and personal and bodily injury or death arising from the use of or exposure to Arcosa’s products, especially in connection with products Arcosa manufactures that Arcosa’s customers use to transport hazardous, flammable, toxic, or explosive materials. As policies expire, premiums for renewed or new coverage may further increase and/or require that Arcosa increase its self-insured retention or deductibles. Arcosa maintains primary coverage and excess coverage policies. If the number of claims or the dollar amounts of any such claims rise in any policy year, Arcosa could suffer additional costs associated with accessing its excess coverage policies. Also, an increase in the loss amounts attributable to such claims could expose Arcosa to uninsured damages if Arcosa were unable or elected not to insure against certain claims because of high premiums or other reasons. While Arcosa’s liability insurance coverage is at or above levels based on commercial norms in Arcosa’s industries, an unusually large liability claim or a string of claims coupled with an unusually large damage award could exceed Arcosa’s available insurance coverage. In addition, the availability of, and Arcosa’s ability to collect on, insurance coverage is often subject to factors beyond Arcosa’s control, including positions on policy coverage taken by insurers. If any of

Arcosa’s third-party insurers fail, cancel, or refuse coverage or otherwise are unable to provide Arcosa with adequate insurance coverage, then Arcosa’s risk exposure and Arcosa’s operational expenses may increase and the management of its business operations would be disrupted. Moreover, any accident or incident involving Arcosa’s industries in general or Arcosa or Arcosa’s products specifically, even if Arcosa is fully insured, contractually indemnified, or not held to be liable, could negatively affect Arcosa’s reputation among customers and the public, thereby making it more difficult for Arcosa to compete effectively, and could significantly affect the cost and availability of insurance in the future.
Arcosa’s inability to produce and disseminate relevant and/or reliable data and information pertaining to Arcosa’s business in an efficient, cost-effective, secure, and well-controlled fashion may have significant negative impacts on confidentiality requirements and obligations and trade secret or other proprietary needs and expectations and, therefore, Arcosa’s future operations, profitability, and competitive position.
Arcosa relies on information technology infrastructure and architecture, including hardware, network including the cloud, software, people, and processes to provide useful and confidential information to conduct Arcosa’s business in the ordinary course, including correspondence and commercial data and information interchange with customers, suppliers, legal counsel, governmental agencies, and consultants and to support assessments and conclusions about future plans and initiatives pertaining to market demands, operating performance, and competitive positioning. In addition, any material failure, interruption of service, compromised data security, or cybersecurity threat could adversely affect Arcosa’s relations with suppliers and customers, place Arcosa in violation of confidentiality and data protection laws, rules, and regulations, and result in negative impacts to Arcosa’s market share, operations, and profitability. Security breaches in Arcosa’s information technology could result in theft, destruction, loss, misappropriation, or release of confidential data, trade secrets, or other proprietary or intellectual property that could adversely impact Arcosa’s future results.
Cybersecurity incidents could disrupt our business and result in the compromise of confidential information.
Our business is at risk from and may be impacted by information security incidents, including attempts to gain unauthorized access to our confidential data, ransomware, malware, phishing emails, and other electronic security events. Such incidents can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. They can also result from internal compromises, such as human error, or malicious acts. While we employ a number of measures to prevent, detect, and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber event. Cybersecurity incidents could disrupt our business and compromise confidential information belonging to us and third parties.
The use of social and other digital media (including websites, blogs, and newsletters) to disseminate false or misleading data and information about Arcosa could create volatility in Arcosa’s stock price and losses to Arcosa’s stockholders and could adversely affect Arcosa’s reputation, products, business, and operating results.
The number of people relying on social and other digital media to receive news, data, and information is increasing. Social and other digital media can be used by anyone to publish false or misleading data and information. The use of social and other digital media to publish inaccurate, offensive, and disparaging data and information coupled with the increasingly frequent use of strong language and hostile expression and the speed of dissemination of information, could obstruct an effective and timely response to correct inaccuracies or falsehoods. Such use of social and other digital media could result in unexpected and false or misleading claims concerning Arcosa in general or Arcosa’s products, Arcosa’s leadership, or Arcosa’s reputation among customers and the public at large, thereby making it more difficult for Arcosa to compete effectively, and potentially having a material adverse effect on Arcosa’s business, operations, or financial condition.
Arcosa’s inability to sufficiently protect Arcosa’s intellectual property rights could adversely affect Arcosa’s business.
Arcosa’s patents, copyrights, trademarks, trade secrets, and other intellectual property rights are important to Arcosa’s success. Arcosa relies on patent, copyright, and trademark law, and trade secret protection and confidentiality and/or license agreements with others to protect Arcosa’s intellectual property rights. Arcosa’s trademarks, service marks, copyrights, patents, and trade secrets may be exposed to market confusion, commercial abuse, infringement, or misappropriation and possibly challenged, invalidated, circumvented, narrowed, or declared unenforceable by countries where Arcosa’s products and services are made available, including countries where the laws may not protect Arcosa’s intellectual property rights as fully as in the U.S. Such instances could negatively impact Arcosa’s competitive position and adversely affect Arcosa’s business. Additionally, Arcosa could be required to incur significant expenses to protect its intellectual property rights.
Risks Related to the Separation
Arcosa may not achieve some or all of the expected benefits of the Separation, and the Separation may adversely affect Arcosa’s business.
Arcosa may not be able to achieve the full strategic and financial benefits expected to result from the Separation, or such benefits may be delayed or not occur at all. The Separation is expected to provide the following benefits, among others:

•
allow Arcosa to more effectively pursue its own distinct operating priorities and strategies, enable Arcosa's management to pursue its own separate opportunities for long-term growth and profitability and to recruit, retain, and motivate employees pursuant to compensation policies which are appropriate for Arcosa's lines of business;

•
permit Arcosa to concentrate its financial resources solely on its own operations, providing greater flexibility to invest capital in its business in a time and manner appropriate for its distinct strategy and business needs; and

•	enable investors to evaluate the merits, performance, and future prospects of Arcosa's businesses and to invest in Arcosa separately based on these distinct characteristics.
Arcosa may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (a) the transition to being a stand-alone public company has required and will continue to require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing Arcosa’s business; (b) Arcosa’s stock price may be more susceptible to market fluctuations and other events particular to one or more of Arcosa’s products than if it were still a part of Trinity; and (c) Arcosa’s operational and financial profile changed such that Arcosa’s diversification of revenue sources diminished, and Arcosa’s results of operations, cash flows, working capital, and financing requirements may be subject to increased volatility than prior to the Separation. Additionally, Arcosa may experience unanticipated competitive developments, including changes in the conditions of Arcosa’s infrastructure-related businesses’ markets that could negate the expected benefits from the Separation. If Arcosa does not realize some or all of the benefits expected to result from the Separation, or if such benefits are delayed, the business, financial condition, results of operations, and cash flows of Arcosa could be adversely affected.
Arcosa has only operated as an independent, publicly-traded company since November 1, 2018, and its historical financial information is not necessarily representative of the results that it would have achieved as a separate, publicly-traded company and therefore may not be a reliable indicator of its future results.
The historical information about Arcosa in this report refers to Arcosa’s business as operated by and integrated with Trinity prior to November 1, 2018. Arcosa’s historical financial information included in this report is derived from the combined financial statements and accounting records of Trinity. Accordingly, the historical financial information included in this report does not necessarily reflect the financial condition, results of operations, or cash flows that Arcosa would have achieved as a separate, publicly-traded company during the periods presented or those that Arcosa will achieve in the future primarily as a result of the factors described below:

•
Arcosa will need to make significant investments to replicate or outsource certain systems, infrastructure, and functional expertise after its Separation from Trinity. These initiatives to develop Arcosa’s independent ability to operate without access to Trinity’s existing operational and administrative infrastructure will be costly to implement. Arcosa may not be able to operate its business efficiently or at comparable costs, and its profitability may decline; and

•
Arcosa has relied upon Trinity for working capital requirements and other cash requirements, including in connection with Arcosa’s previous acquisitions. Subsequent to the Separation, Trinity no longer provides Arcosa with funds to finance Arcosa’s working capital or other cash requirements. Arcosa’s access to and cost of debt financing may be different from the historical access to and cost of debt financing under Trinity. Differences in access to and cost of debt financing may result in differences in the interest rate charged to Arcosa on financings, as well as the amounts of indebtedness, types of financing structures, and debt markets that may be available to Arcosa, which could have an adverse effect on Arcosa’s business, financial condition, results of operations, and cash flows.

For additional information about the past financial performance of Arcosa’s business and the basis of presentation of the historical combined financial statements of Arcosa’s business, see “Item 6. Selected Financial Data,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the Consolidated and Combined Financial Statements and accompanying Notes included elsewhere in this report.
We incur increased costs and are subject to additional regulations and requirements as a public company, which could lower our profits or make it more difficult to run our business.

As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act of 2002, and related rules implemented by the SEC and the New York Stock Exchange. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These rules and regulations have and will increase our legal and financial compliance costs and make some activities more time-consuming and costly.

Trinity may fail to perform under various transaction agreements that were executed as part of the Separation or Arcosa may fail to have necessary systems and services in place when Trinity is no longer obligated to provide services under the various agreements.

The separation and distribution agreement and other agreements entered into in connection with the Separation determined the allocation of assets and liabilities between the companies following the Separation for those respective areas and include any necessary indemnifications related to liabilities and obligations. The transition services agreement provides for the performance of certain services for a period of time after the Separation. Arcosa is relying on Trinity to satisfy its performance and payment obligations under these agreements. If Trinity is unable to satisfy its obligations under these agreements, including its indemnification obligations, Arcosa could incur operational difficulties or losses.
If Arcosa does not have in place its own systems and services, and does not have agreements with other providers of these services when the transitional or other agreements terminate, or if Arcosa does not implement the new systems or replace Trinity’s services successfully, Arcosa may not be able to operate its business effectively, which could disrupt its business and have a material adverse effect on its business, financial condition, and results of operations. These systems and services may also be more expensive to install, implement and operate, or less efficient than the systems and services Trinity is expected to provide during the transition period.
Potential indemnification liabilities to Trinity pursuant to the separation and distribution agreement could materially and adversely affect Arcosa’s business, financial condition, results of operations, and cash flows.
The separation and distribution agreement, among other things, provides for indemnification obligations designed to make Arcosa financially responsible for certain liabilities that may exist relating to its business activities. If Arcosa is required to indemnify Trinity under the circumstances set forth in the separation and distribution agreement, Arcosa may be subject to substantial liabilities.
Arcosa may be subject to certain contingent liabilities of Trinity following the Separation.
There is the possibility that certain liabilities of Trinity could become Arcosa’s obligations. For example, under  the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and the related rules and regulations, each corporation that was a member of the Trinity U.S. consolidated group during a taxable period or portion of a taxable period ending on or before the effective time of the distribution is jointly and severally liable for the U.S. federal income tax liability of the entire Trinity U.S. consolidated group for that taxable period. Consequently, if Trinity is unable to pay the consolidated U.S. federal income tax liability for a prior period, Arcosa could be required to pay the entire amount of such tax which could be substantial and in excess of the amount allocated to it under the tax matters agreement between it and Trinity. Other provisions of federal law establish similar liability for other matters, including laws governing tax-qualified pension plans as well as other contingent liabilities.
In connection with Arcosa’s Separation from Trinity, Trinity has agreed to indemnify Arcosa for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure Arcosa against the full amount of such liabilities, or that Trinity’s ability to satisfy its indemnification obligation will not be impaired in the future.
Pursuant to the separation and distribution agreement, Trinity has agreed to indemnify Arcosa for certain pre-Separation liabilities. However, third parties could also seek to hold Arcosa responsible for liabilities that Trinity has agreed to retain, and there can be no assurance that the indemnity from Trinity will be sufficient to protect Arcosa against the full amount of such liabilities, or that Trinity will be able to fully satisfy its indemnification obligations. In addition, Trinity’s insurers may attempt to deny coverage to Arcosa for liabilities associated with certain occurrences of indemnified liabilities prior to the Separation.
If the distribution of shares of Arcosa, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, Arcosa's stockholders in the distribution and Trinity could be subject to significant tax liability and, in certain circumstances, Arcosa could be required to indemnify Trinity for material taxes pursuant to indemnification obligations under the tax matters agreement.
In connection with the distribution of shares of Arcosa, Trinity received (i) a private letter ruling from the IRS and (ii) an opinion of each of Skadden, Arps, Slate, Meagher & Flom LLP, tax counsel to Trinity, and KPMG, tax advisor to Trinity, substantially to the effect that, among other things, the distribution, together with certain related transactions, qualifies as tax-free for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code. The IRS ruling and the tax opinions rely on certain facts, assumptions, representations, and undertakings from Trinity and Arcosa, including those regarding the past and future conduct of the companies’ respective businesses and other matters, and the tax opinions rely on the IRS ruling. Notwithstanding the IRS ruling and the tax opinions, the IRS could determine that the distribution or any such related transaction is taxable if it determines that any of these facts, assumptions, representations, or undertakings are not correct or have been violated, or that the distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the tax opinions that are not covered by the IRS ruling.
If the distribution is determined to be taxable for U.S. federal income tax purposes, a stockholder of Trinity that has received shares of Arcosa common stock in the distribution would be treated as having received a distribution of property in an amount equal to the fair value of such Arcosa shares on the distribution date and could incur significant income tax liabilities. Such distribution would be taxable to such stockholder as a dividend to the extent of Trinity’s current and accumulated earnings and profits, including Trinity’s taxable gain, if any, on the distribution. Any amount that exceeded Trinity’s earnings and profits would be treated first as a non-taxable return of capital to the extent of such stockholder’s tax basis in its shares of Trinity stock, with any remaining amount being taxed as capital gain. Trinity would recognize a taxable gain in an amount equal to the excess, if any, of the fair market value of the shares of Arcosa common stock held by Trinity on the distribution date over Trinity’s tax basis in such shares.
Under the tax matters agreement between Trinity and Arcosa, Arcosa may be required to indemnify Trinity against any taxes imposed on Trinity that arise from the failure of the distribution to qualify as tax-free for U.S. federal income tax purposes within the meaning of Section 355 of the Code or the failure of certain related transactions to qualify for tax-free treatment, to the extent such failure to qualify is attributable to actions, events or transactions relating to Arcosa’s stock, assets or business or any breach of Arcosa’s representations, covenants or obligations under the tax matters agreement (or any other agreement Arcosa enters into in connection with the separation and distribution), the materials submitted to the IRS in connection with the request for the IRS ruling or the representation letters provided by Arcosa in connection with the tax opinions. Events triggering an indemnification obligation under the tax matters agreement include events occurring after the distribution that cause Trinity to recognize a gain under Section 355(e) of the Code. Such tax amounts could be significant, and Arcosa’s obligations under the tax matters agreement will not be limited by amount or subject to any cap. If Arcosa is required to indemnify Trinity under the circumstances set forth above or otherwise under the tax matters agreement, Arcosa may be subject to substantial liabilities, which could materially adversely affect its financial position.
Arcosa may not be able to engage in certain corporate transactions after the Separation.
To preserve the tax-free treatment to Trinity and its stockholders of the distribution and certain related transactions, under the tax matters agreement between Arcosa and Trinity, Arcosa will be restricted from taking any action following the distribution that prevents the distribution and related transactions from being tax-free for U.S. federal income tax purposes. Under the tax matters agreement, for the two-year period following the distribution, Arcosa will be prohibited, except in certain circumstances, from:

•	entering into any transaction resulting in the acquisition of 40 percent or more of its stock or substantially all of its assets, whether by merger or otherwise;

•	merging, consolidating, or liquidating;

•	issuing equity securities beyond certain thresholds;

•	repurchasing its capital stock unless certain condition are met; and

•	ceasing to actively conduct its business.
These restrictions may limit Arcosa’s ability to pursue certain strategic transactions or other transactions that it may believe to be in the best interests of its stockholders or that might increase the value of its business. In addition, under the tax matters agreement, Arcosa will be required to indemnify Trinity against any such tax liabilities as a result of the acquisition of Arcosa’s stock or assets, even if Arcosa did not participate in or otherwise facilitate the acquisition.
The Separation and related internal restructuring transactions may expose Arcosa to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements.
The Separation could be challenged under various state and federal fraudulent conveyance laws. Fraudulent conveyances or transfers are generally defined to include transfers made or obligations incurred with the actual intent to hinder, delay, or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. An unpaid creditor or an entity acting on behalf of a creditor (including, without limitation, a trustee or debtor-in-possession in a bankruptcy by Trinity or Arcosa or any of their respective subsidiaries) may bring a lawsuit alleging that the Separation or any of the related transactions constituted a constructive fraudulent conveyance. If a court accepts these allegations, it could impose a number of remedies, including, without limitation, voiding the distribution and returning Arcosa’s assets or Arcosa’s shares and subject Trinity and/or Arcosa to liability.
The distribution of Arcosa common stock is also subject to state corporate distribution statutes. Under Delaware General Corporation Law (“DGCL”), a corporation may only pay dividends to its stockholders either (i) out of its surplus (net assets minus capital) or (ii) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Although Trinity made the distribution of Arcosa common stock entirely out of surplus, Arcosa or Trinity cannot ensure that a court would reach the same conclusion in determining the availability of surplus for the separation and the distribution to Trinity’s stockholders.
After the Separation, certain of Arcosa’s executive officers and directors may have actual or potential conflicts of interest because of their previous positions at Trinity.
Because of their former positions with Trinity, certain of Arcosa’s executive officers and directors own equity interests in Trinity. Although Arcosa’s Board of Directors consists of a majority of directors who are independent, and Arcosa’s executive officers who were former employees of Trinity ceased to be employees of Trinity upon the Separation, some of Arcosa’s executive officers and directors will continue to have a financial interest in shares of Trinity common stock. Continuing ownership of shares of Trinity common stock and equity awards could create, or appear to create, potential conflicts of interest if Arcosa and Trinity pursue the same corporate opportunities or face decisions that could have different implications for Trinity and Arcosa.

Arcosa may have received better terms from unaffiliated third parties than the terms it receives in its agreements with Trinity.
The agreements Arcosa entered into with Trinity in connection with the Separation, including the separation and distribution agreement, transition services agreement, tax matters agreement, intellectual property matters agreement, and employee matters agreement, were prepared in the context of Arcosa’s Separation from Trinity while Arcosa was still a wholly-owned subsidiary of Trinity. Accordingly, during the period in which the terms of those agreements were prepared, Arcosa did not have a board of directors or management team that was independent of Trinity. While the parties believe the terms reflect arm’s-length terms, there can be no assurance that Arcosa would not have received better terms from unaffiliated third parties than the terms it receives in its agreements with Trinity.
Risks Related to Arcosa Common Stock
Arcosa’s stock price may fluctuate significantly.
We cannot predict the prices at which shares of Arcosa common stock may trade. The trading and market price of Arcosa common stock may fluctuate significantly due to a number of factors, some of which may be beyond Arcosa’s control, including:

•	Arcosa’s quarterly or annual earnings, or those of other companies in its industry;

•	the failure of securities analysts to cover Arcosa common stock as a stand-alone company;

•	actual or anticipated fluctuations in Arcosa’s operating results;

•	changes in earnings estimates by securities analysts or Arcosa’s ability to meet those estimates;

•	Arcosa’s ability to meet its forward looking guidance;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations and domestic and worldwide economic conditions; and

•	other factors described in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. Broad market and industry factors may materially harm the market price of Arcosa’s common stock, regardless of Arcosa’s operating performance. In the past, following periods of volatility in the market price of a company’s securities, shareholder derivative lawsuits and/or securities class action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.
In addition, investors may have difficulty accurately valuing Arcosa common stock. Investors often value companies based on the stock prices and results of operations of other comparable companies. Investors may find it difficult to find comparable companies and to accurately value Arcosa common stock, which may cause the trading price of Arcosa common stock to fluctuate.
Future sales by us or our existing stockholders may cause our stock price to decline.
Any transfer or sales of substantial amounts of our common stock in the public market or the perception that such transfer or sales might occur may cause the market price of our common stock to decline, particularly when our trading volumes are low. As of January 31, 2019, we had an aggregate of 48.8 million shares of our common stock issued and outstanding. Shares will generally be freely tradeable without restriction or further registration under the Securities Act, except for shares owned by one of our “affiliates,” as that term is defined in Rule 405 under the Securities Act. Shares held by “affiliates” may be sold in the public market if registered or if they qualify for an exemption from registration under Rule 144.
We also have a large stockholder base of institutional investors with significant holdings of Arcosa as a result of the Separation, and it is not possible to predict whether or not those stockholders could wish to sell their shares of our common stock. The sales of significant amounts of shares of our common stock or the perception in the market that this could occur may result in the lowering of the market price of our common stock.
Arcosa cannot guarantee the timing, amount, or payment of dividends on its common stock.
The timing, declaration, amount, and payment of future dividends to Arcosa’s stockholders falls within the discretion of Arcosa’s Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, such as Arcosa’s financial condition, earnings, capital requirements, debt service obligations, covenants related to our debt service obligations, industry practice, legal requirements, regulatory constraints, and other factors that the Board of Directors deems relevant. Arcosa’s ability to pay future dividends will depend on its ongoing ability to generate cash from operations and access to the capital markets. Arcosa cannot guarantee that it will continue to pay any dividend in the future.
Your percentage of ownership in Arcosa may be diluted in the future.
Your percentage ownership in Arcosa may be diluted because of equity issuances for acquisitions, capital market transactions, or otherwise, including, without limitation, equity awards that Arcosa grants to its directors, officers, and employees.
In addition, Arcosa’s restated certificate of incorporation authorizes Arcosa to issue, without the approval of Arcosa’s stockholders, one or more classes or series of preferred stock having such designation, powers, preferences, and relative, participating, optional, and other special rights, including preferences over Arcosa common stock respecting dividends and distributions, as Arcosa’s Board of Directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of Arcosa common stock. For example, Arcosa could grant the holders of preferred stock the right to elect some number of Arcosa’s directors in all events or on the happening of specified events or to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences Arcosa could assign to holders of preferred stock could affect the residual value of Arcosa common stock.
Certain provisions in Arcosa’s restated certificate of incorporation and amended and restated bylaws, and of Delaware law, may prevent or delay an acquisition of Arcosa, which could decrease the trading price of the common stock.
Arcosa’s restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with Arcosa’s Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:

•	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

•	the right of Arcosa’s Board of Directors to issue preferred stock without stockholder approval;

•	the ability of Arcosa’s directors, and not stockholders, to fill vacancies (including those resulting from an enlargement of the Board of Directors) on Arcosa’s Board of Directors;

•	the initial division of Arcosa’s Board of Directors into three classes of directors, with each class serving a staggered term; and

•	a provision that directors serving on a classified board may be removed by stockholders only for cause.
In addition, Arcosa is subject to Section 203 of the DGCL. Section 203 provides that, subject to limited exceptions, persons that (without prior board approval) acquire, or are affiliated with a person that acquires, more than 15 percent of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliate becomes the holder of more than 15 percent of the corporation’s outstanding voting stock.
Arcosa believes these provisions will protect its stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with Arcosa’s Board of Directors and by providing Arcosa’s Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make Arcosa immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that Arcosa’s Board of Directors determines is not in the best interests of Arcosa and its stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
In addition, an acquisition or further issuance of Arcosa’s stock could trigger the application of Section 355(e) of the Code. Under the tax matters agreement, Arcosa would be required to indemnify Trinity for the tax imposed under Section 355(e) of the Code resulting from an acquisition or issuance of Arcosa stock, even if Arcosa did not participate in or otherwise facilitate the acquisition, and this indemnity obligation might discourage, delay or prevent a change of control that you may consider favorable.
Arcosa's restated certificate of incorporation and bylaws contain exclusive forum provisions that could limit an Arcosa stockholder’s ability to choose a judicial forum that it finds favorable for certain disputes with Arcosa or its directors, officers, stockholders, employees, or agents, and may discourage lawsuits with respect to such claims.
Arcosa’s restated certificate of incorporation and bylaws provide that unless the Board of Directors otherwise determines, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of Arcosa, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder, employee, or agent of Arcosa to Arcosa or Arcosa’s stockholders, (iii) any action asserting a claim against Arcosa or any director, officer, stockholder, employee, or agent of Arcosa arising out of or relating to any provision of the DGCL or Arcosa’s restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against Arcosa or any director, officer, stockholder, employee or agent of Arcosa governed by the internal affairs doctrine, in all cases subject to the court having subject matter jurisdiction and personal jurisdiction over an indispensable party named as a defendant. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for such disputes and may discourage these types of lawsuits. Alternatively, if a court were to find the exclusive forum provisions inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, Arcosa may incur additional costs associated with resolving such matters in other jurisdictions.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Arcosa’s corporate headquarters is located in Dallas, Texas. We principally operate in various locations throughout the U.S. and in Mexico. Our facilities are considered to be in good condition, well maintained, and adequate for our purposes. Information about the aggregate square footage of our facilities as of December 31, 2018 is as follows:

	Approximate Square Feet(1)		Approximate Square Feet Located In(1)
	Owned	Leased	US	Mexico	Canada
Construction Products Group	625,300	61,100	636,200	—	50,200
Energy Equipment Group	2,265,300	448,500	1,679,100	1,034,700	—
Transportation Products Group	1,505,100	116,300	1,621,400	—	—
Corporate and Business Unit Offices(2)	20,200	50,200	50,200	20,200	—
	4,415,900	676,100	3,986,900	1,054,900	50,200
(1) Excludes non-operating facilities.
(2) Includes approximately 39,800 square feet of corporate office space under an 11 year lease that commenced on January 1, 2019.
Our estimated weighted average production capacity utilization for the twelve month period ended December 31, 2018 is reflected by the following percentages:

Production Capacity Utilized(1)
Construction Products Group(2)	75%
Energy Equipment Group	70%
Transportation Products Group	55%
(1) Excludes non-operating facilities.
(2) Excludes facilities acquired on December 5, 2019 as a result of the ACG acquisition.
In our Construction Products Group, the Company estimates proven and probable aggregate reserves based on the results of drill sampling and geological analysis. As of December 31, 2018, the Company estimates that its proven and probable aggregate reserves from properties owned or leased prior to the acquisition of ACG exceed 300 million tons. Based on current production levels of approximately 9 million tons produced during the year ended December 31, 2018 from our legacy business, we estimate an average reserve life of at least 33 years across our legacy owned and leased mines. This estimate of reserve life varies across regions and plant sites. We have not yet finalized our evaluation of the reserves related to newly acquired owned or leased properties from the ACG acquisition.

Item 3. Legal Proceedings.
Arcosa is, from time to time, a party to various legal actions and claims incidental to its business, including those arising out of commercial disputes, alleged product defect and/or warranty claims, intellectual property matters, personal injury claims, environmental issues, employment and/or workplace-related matters, and various governmental regulations. It is the opinion of Arcosa that the outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of Arcosa. See Note 14 of the Consolidated and Combined Financial Statements for further information regarding legal proceedings.

Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-K.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Shares of our common stock are listed on the New York Stock Exchange under the ticker symbol “ACA,” which began “regular-way” trading on November 1, 2018 immediately following the Separation. Our transfer agent and registrar is American Stock Transfer & Trust Company.
Holders
At December 31, 2018, we had 1,681 record holders of common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these recordholders.
Performance Graph
The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.
The following graph compares the Company's cumulative total stockholder return during the two-month period from November 1, 2018 (beginning of “regular-way” trading) through December 31, 2018 with the S&P Small Cap 600 Index and the S&P Small Cap 600 Construction & Engineering Industry Index. The data in the graph assumes $100 was invested in each index on November 1, 2018 and assumes the reinvestment of dividends.

Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

	11/1/2018	11/30/18	12/31/2018
Arcosa, Inc.	$100	$99	$101
S&P Small Cap 600 Index	$100	$100	$88
S&P Small Cap 600 Construction & Engineering Industry Index	$100	$97	$87

Issuer Purchases of Equity Securities N EED
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended December 31, 2018:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2018 through October 31, 2018	—	$—	—	$—
November 1, 2018 through November 30, 2018	—	$—	—	$—
December 1, 2018 through December 31, 2018	136,037	$24.40	124,272	$47,002,522
Total	136,037	$24.40	124,272	$47,002,522

(1)
These columns include the following transactions during the three months ended December 31, 2018: (i) the surrender to the Company of 11,765 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of 124,272 shares of common stock on the open market as part of the stock repurchase program.

(2)	In December 2018, the Company’s Board of Directors authorized a new $50 million share repurchase program that expires December 31, 2020.

Item 6. Selected Financial Data.
The following financial information for the five years ended December 31, 2018 has been derived from our Consolidated and Combined Financial Statements. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated and Combined Financial Statements and notes thereto included elsewhere herein.
The selected historical consolidated and combined financial information as of December 31, 2018, 2017, and 2016 and for the years ended December 31, 2018, 2017, 2016, and 2015 has been derived from Arcosa’s audited Consolidated and Combined Financial Statements. The selected historical combined financial information as of December 31, 2015 and as of and for the year ended December 31, 2014 has been derived from Trinity’s underlying financial records and, in the opinion of Arcosa’s management, has been prepared on the same basis as the information included in the table derived from Arcosa’s audited Consolidated and Combined Financial Statements.
The selected historical combined financial data includes expenses of Trinity that were allocated to Arcosa for certain corporate functions including information technology, finance, legal, insurance, compliance, and human resources activities. These costs may not be representative of the future costs we will incur as an independent, publicly-traded company.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in millions, except per share data)
Statement of Operations Data:
Revenues	$1,460.4	$1,462.4	$1,704.0	$2,140.4	$1,966.8
Income before income taxes	95.0	130.1	197.2	219.2	241.5
Provision for income taxes	19.3	40.4	74.2	84.2	85.0
Net income	$75.7	$89.7	$123.0	$135.0	$156.5

Net income per common share:
Basic	$1.55	$1.84	$2.52	$2.77	$3.21
Diluted	$1.54	$1.84	$2.52	$2.77	$3.21

Weighted average number of shares outstanding(1):
Basic	48.8	48.8	48.8	48.8	48.8
Diluted	48.9	48.8	48.8	48.8	48.8
Dividends declared per common share	$0.05	$—	$—	$—	$—

Balance Sheet Data:
Total assets	$2,172.2	$1,602.5	$1,526.3	$1,603.7	$1,687.5
Debt	$185.5	$0.5	$—	$0.5	$0.7
(1) For periods prior to the Separation, the denominator for basic and diluted net income per common share was calculated using the 48.8 million shares of common stock outstanding immediately following the Separation.
The Tax Cuts and Jobs Act (the "Act”) was enacted on December 22, 2017. The Act reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings. For the year ended December 31, 2017, we recognized a provisional benefit of $6.2 million. During the year ended December 31, 2018, we finalized the accounting for the enactment of the Act and recorded an additional $1.5 million benefit, primarily as a result of the true-up of our deferred taxes.
On January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (ASU 2014-09) which provides common revenue recognition guidance for U.S. generally accepted accounting principles. The primary impact to the adoption of ASU 2014-09 is a change in the timing of revenue recognition for our wind towers and certain utility structure product lines within our Energy Equipment Group. Previously, the Company recognized revenue when the product was delivered. Under ASU 2014-09, revenue is recognized over time as the products are manufactured. Revenue recognition policies in our other business segments remain substantially unchanged. See Note 1 “Overview and Summary of Significant Accounting Policies” of the Notes to Consolidated and Combined Financial Statements included in this report for further details.
Arcosa’s goodwill was tested for impairment at the reporting unit level for each of the five years in the period ended December 31, 2018. Accordingly, we determined that the goodwill associated with certain operations included in the Energy Equipment Group was impaired in its entirety and recorded a pre-tax impairment charge of $89.5 million for the year ended December 31, 2015. See Note 6 “Goodwill” of the Notes to the Consolidated and Combined Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in the following sections:
•Separation from Trinity
•Basis of Historical Presentation
•Executive Overview
•Results of Operations
•Liquidity and Capital Resources
•Contractual Obligations and Commercial Commitments
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
•Forward-Looking Statements
Our MD&A should be read in conjunction with our Consolidated and Combined Financial Statements and related Notes in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
Separation from Trinity
Arcosa is a Delaware corporation and was incorporated in 2018 in connection with the Separation of Arcosa from Trinity on November 1, 2018 as an independent, publicly-traded company, listed on the New York Stock Exchange. At the time of the Separation, Arcosa consisted of certain of Trinity’s former construction products, energy equipment, and transportation products businesses. The Separation was effectuated through a pro rata dividend distribution on November 1, 2018 of all of the then-outstanding shares of common stock of Arcosa to the holders of common stock of Trinity as of October 17, 2018, the record date for the distribution. Trinity stockholders received one share of Arcosa common stock for every three shares of Trinity common stock held as of the record date. The transaction was structured to be tax-free to both Trinity and Arcosa stockholders for U.S. federal income tax purposes.
Basis of Historical Presentation
The accompanying Consolidated and Combined Financial Statements present our historical financial position, results of operations, comprehensive income/loss, and cash flows in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The combined financial statements for periods prior to the Separation were derived from Trinity’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with Arcosa have been included in the combined financial statements. Prior to the Separation, the combined financial statements also included allocations of certain selling, engineering, and administrative expenses provided by Trinity to Arcosa and allocations of related assets, liabilities, and the Former Parent’s net investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Trinity during the applicable periods. Related party allocations prior to the Separation, including the method for such allocation, are described further in Note 1, “Overview and Summary of Significant Accounting Policies” to the Consolidated and Combined Financial Statements.
Following the Separation, the consolidated financial statements include the accounts of Arcosa and those of our wholly-owned subsidiaries and no longer include any allocations from Trinity. Trinity will continue to provide some general and administrative functions on a transitional basis for a fee following the Separation.
Executive Overview
Financial Operations and Highlights
The Company’s revenues for the year ended December 31, 2018 were $1.5 billion, essentially flat compared to the year ended December 31, 2017. Operating profit for year ended December 31, 2018 totaled $94.9 million, representing a decrease of 27.9% compared to the year ended December 31, 2017 primarily due to lower volumes in our Energy Equipment Group combined with an impairment charge of $23.2 million recognized in the third quarter in our Energy Equipment Group on businesses that were subsequently divested. Revenues in our Construction Products Group increased for the year ended December 31, 2018 primarily due to increased volumes driven by 2017 and 2018 acquisitions. Operating profit in our Construction Products Group decreased for the year ended December 31, 2018 primarily due to lower volumes in our legacy construction aggregates businesses and increased costs related to the fair value markup of acquired inventory. The Energy Equipment Group recorded lower revenues and operating profit for the year ended December 31, 2018 resulting primarily from a planned reduction in volumes in our wind towers product line, partially offset by an increase in revenues from our other product lines, and the impact of the $23.2 million impairment charge. Revenues and operating profit from the Transportation Products Group were higher for the year ended December 31, 2018 when compared to the year ended December 31, 2017 primarily related to increased volumes in both our inland barge and steel components product lines. The effect of the required adoption of new revenue accounting rules effective January 1, 2018 was to increase revenues and operating profit by $24.1 million and $6.2 million, respectively, for the year ended December 31, 2018 within our Energy Equipment Group. See Note 1 of the Consolidated and Combined Financial Statements.
Selling, engineering, and administrative expenses decreased by 5.6% for the year ended December 31, 2018, when compared to the prior year primarily due to lower compensation related expenses
Acquisition of ACG Materials
In December 2018, we completed the stock acquisition of ACG Materials ("ACG"), a producer of specialty materials and aggregates, which is included in our Construction Products Group. The purchase price of $309.1 million was funded with a combination of cash on-hand and a $180 million borrowing under the Company's credit facility. See Note 2 of the Consolidated and Combined Financial Statements.
Revolving Credit Facility
On November 1, 2018, the Company entered into a $400.0 million unsecured revolving credit facility that matures in November 2023. The revolving credit facility requires the maintenance of certain ratios related to leverage and interest coverage. Borrowings under the credit facility bear interest at a defined index rate plus a margin and are guaranteed by certain wholly-owned subsidiaries of the Company. As of December 31, 2018, we had $180.0 million of outstanding loans borrowed under the facility and there were approximately $47.7 million in letters of credit issued, leaving $172.3 million available for borrowing. See Note 7 of the Consolidated and Combined Financial Statements.
Other Acquisitions and Divestitures
In October and November 2018, the Company completed the divestiture of certain businesses whose revenues, approximately $20 million for the year ended December 31, 2018, are included in the Other component of the Energy Equipment Group. The net proceeds from these divestitures were not significant. Prior to the sale, the Company recognized a pre-tax impairment charge of $23.2 million on these businesses. See Note 2 of the Consolidated and Combined Financial Statements.
In March 2018, we completed the acquisition of certain assets of an inland barge business.
Unsatisfied Performance Obligations (Backlog)
As of December 31, 2018 and 2017 our backlog of firm orders was as follows:

	December 31, 2018	December 31, 2017
	(in millions)
Energy Equipment Group:
Wind towers and utility structures	$633.1	$899.0
Other	$55.1	*

Transportation Products Group:
Inland barges	$230.5	$98.2
* Prior to January 2018, contracts within the Other businesses of the Energy Equipment Group did not meet the Company's historical definition of backlog, which was firm, non-cancellable orders. With the adoption in January 2018 of ASU 2014-09, Revenue from Contracts with Customers, these amounts are now included in backlog due to the fact that they contain substantive cancellation penalties.
Approximately 64% percent of unsatisfied performance obligations for our wind towers and utility structures in our Energy Equipment Group are expected to be delivered during the year ending December 31, 2019 with the remainder to be delivered through 2020. All of the unsatisfied performance obligations for our other business lines in our Energy Equipment Group are expected to be delivered during the year ending December 31, 2019. Approximately 94% percent of unsatisfied performance obligations for barges in our Transportation Products Group are expected to be delivered during the year ending December 31, 2019 with the remainder to be delivered through 2020.

Results of Operations
The following discussion of Arcosa’s results of operations should be read in connection with “Forward-Looking Statements” and “Risk Factors”. These items provide additional relevant information regarding the business of Arcosa, its strategy and various industry conditions which have a direct and significant impact on Arcosa’s results of operations, as well as the risks associated with Arcosa’s business.
Years Ended December 31, 2018, 2017, and 2016
Overall Summary
Revenues

	Year Ended December 31, 2018
	Revenues			Percent Change 2018 versus 2017
	External	Intersegment	Total
	($ in millions)
Construction Products Group	$292.3	$—	$292.3	12.9%
Energy Equipment Group	776.7	3.4	780.1	(7.6)
Transportation Products Group	391.4	—	391.4	7.7
Segment Totals before Eliminations	1,460.4	3.4	1,463.8	(0.2)
Eliminations	—	(3.4)	(3.4)
Consolidated Total	$1,460.4	$—	$1,460.4	(0.1)

	Year Ended December 31, 2017
	Revenues			Percent Change 2017 versus 2016
	External	Intersegment	Total
	($ in millions)
Construction Products Group	$258.9	$—	$258.9	2.8%
Energy Equipment Group	840.2	3.9	844.1	2.0
Transportation Products Group	363.3	—	363.3	(42.1)
Segment Totals before Eliminations	1,462.4	3.9	1,466.3	(14.1)
Eliminations	—	(3.9)	(3.9)
Consolidated Total	$1,462.4	$—	$1,462.4	(14.2)

	Year Ended December 31, 2016
	Revenues
	External	Intersegment	Total
	($ in millions)
Construction Products Group	$251.9	$—	$251.9
Energy Equipment Group	824.6	2.8	827.4
Transportation Products Group	627.5	—	627.5
Segment Totals before Eliminations	1,704.0	2.8	1,706.8
Eliminations	—	(2.8)	(2.8)
Consolidated Total	$1,704.0	$—	$1,704.0
Our revenues for the year ended December 31, 2018, decreased by 0.1% from the previous year primarily as a result of reduced volumes in our Energy Equipment Group which were largely offset by increased volumes in both the Construction Products and Transportation Products Groups. Revenues from our Construction Products Group increased for the year ended December 31, 2018 primarily due the impact of acquisitions in 2018 and 2017 in both our construction aggregates and other product lines. In our Energy Equipment Group, revenues for the year ended December 31, 2018 decreased when compared to the prior year primarily due to a planned reduction in volumes in our wind towers product line partially offset by an increase in revenues from our other product lines. Revenues from our Transportation Products Group increased for the year ended December 31, 2018 when compared to the prior year primarily due to increased volumes in both our inland barge and steel components product lines.
Our revenues for the year ended December 31, 2017, decreased by 14.2% from the previous year primarily as a result of reduced volumes in our Transportation Products Group. Revenues from our Construction Products Group increased for the year ended December 31, 2017 primarily as a result of an acquisition in our trench shoring products business partially offset by lower volumes in the construction aggregates business. In our Energy Equipment Group, revenues for the year ended December 31, 2017 increased when compared to the prior year primarily as a result of an increase in revenues from our utility structures product line partially offset by lower delivery volumes in our wind towers product line.

Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative expenses; impairment charges; and gains or losses on property disposals.

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Construction Products Group	$241.9	$205.2	$192.6
Energy Equipment Group	751.5	765.7	739.7
Transportation Products Group	343.0	324.3	540.2
All Other	0.1	0.1	2.1
Segment Totals before Eliminations and Corporate Expenses	1,336.5	1,295.3	1,474.6
Corporate	32.1	39.3	31.4
Eliminations	(3.1)	(3.9)	(2.8)
Consolidated Total	$1,365.5	$1,330.7	$1,503.2
Operating costs for the year ended December 31, 2018 increased by 2.6% over the previous year. The increase in operating costs in our Construction Products Group was primarily due to the impact of acquisitions in 2018 and 2017 in both our construction aggregates and other product lines. Operating costs for the Energy Equipment Group were lower primarily due to a planned reduction in volumes in our wind tower product line, partially offset by the impact of an impairment charge of $23.2 million on businesses that were subsequently divested. Operating costs for the Transportation Products Group were higher than the previous year due to increased deliveries in our inland barge and steel components product lines. Total selling, engineering, and administrative expenses decreased for the year ended December 31, 2018 by 5.6%, primarily due to lower compensation-related expenses.
Operating costs for the year ended December 31, 2017 decreased by 11.5% over the previous year primarily due to lower shipment levels in our Transportation Products Group. Total selling, engineering, and administrative expenses for the year ended December 31, 2017, increased by 10.7%, primarily due to higher performance-related compensation.
Operating Profit (Loss)

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Construction Products Group	$50.4	$53.7	$59.3
Energy Equipment Group	28.6	78.4	87.7
Transportation Products Group	48.4	39.0	87.3
All Other	(0.1)	(0.1)	(2.1)
Segment Totals before Eliminations and Corporate Expenses	127.3	171.0	232.2
Corporate	(32.1)	(39.3)	(31.4)
Eliminations	(0.3)	—	—
Consolidated Total	$94.9	$131.7	$200.8
Our operating profit for the year ended December 31, 2018 decreased by 27.9% when compared to the prior year. Operating profit in the Construction Products Group decreased compared to the prior period primarily due to lower volumes in our legacy construction aggregates businesses and increased costs related to the fair value markup of acquired inventory. Operating profit in our Energy Equipment Group decreased for the year ended December 31, 2018 when compared to the prior year as a result of a planned reduction in volumes in our wind towers product line and the impact of an impairment charge of $23.2 million on businesses that were subsequently divested. Operating profit in our Transportation Products Group increased compared to the prior year due to increased deliveries in our inland barge and steel components product lines.
Our operating profit for the year ended December 31, 2017 decreased by 34.4% when compared to the prior year primarily as a result of lower shipment levels in our Transportation Products Group. Operating profit in the Construction Products Group decreased for the year ended December 31, 2017 when compared to the prior year primarily due to lower volumes in our construction aggregates business partially offset by higher volumes in the Group’s other businesses as a result of an acquisition in our trench shoring products business. Operating profit in our Energy Equipment Group decreased for the year ended December 31, 2017 when compared to the prior year as a result of lower delivery volumes in our wind towers business partially offset by an increase in revenues from our utility structures product line and other businesses.

For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.
Other Income and Expense
Other, net (income) expense consists of the following items:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Interest income	$(0.4)	$(0.1)	$(0.1)
Foreign currency exchange transactions	(0.2)	2.2	4.8
Other	(0.4)	(0.5)	(1.1)
Other, net	$(1.0)	$1.6	$3.6
Income Taxes
The income tax provision for the years ended December 31, 2018, 2017, and 2016 was $19.3 million, $40.4 million, and $74.2 million, respectively. The effective tax rate for the years ended December 31, 2018, 2017, and 2016 was 20.3%, 31.1%, and 37.6%, respectively. The effective tax rates differ from the federal tax rates of 21.0%, 35.0%, and 35.0%, respectively, due to the impact of the Act, state income taxes, excess tax deficiencies (benefits) related to equity compensation, and changes in valuation allowances on certain deferred tax assets.
See Note 9 of the Notes to the Consolidated and Combined Financial Statements for a further discussion of income taxes.
Segment Discussion
Construction Products Group

	Year Ended December 31,			Percent Change
	2018	2017	2016	2018 versus 2017	2017 versus 2016
	($ in millions)
Revenues:
Construction aggregates	$217.9	$204.9	$213.4	6.3%	(4.0)%
Other	74.4	54.0	38.5	37.8	40.3
Total revenues	292.3	258.9	251.9	12.9	2.8

Operating costs:
Cost of revenues	212.6	178.6	170.8	19.0	4.6
Selling, engineering, and administrative costs	29.3	26.6	21.8	10.2	22.0
Operating profit	$50.4	$53.7	$59.3	(6.1)	(9.4)
Operating profit margin	17.2%	20.7%	23.5%

Depreciation, depletion, and amortization	$21.9	$18.4	$16.0	19.0	15.0
Revenues and cost of revenues increased by 12.9% and 19.0%, respectively, for the year ended December 31, 2018, when compared to the same period in 2017. The increases in revenues and cost of revenues resulted primarily from 2018 revenues attributable to the 2017 acquisitions in both the lightweight and the trench shoring products businesses and the December 2018 acquisition of ACG. Selling, engineering, and administrative expenses increased by 10.2% for the year ended December 31, 2018 compared to the same period in 2017 primarily due to acquisitions. Operating profit decreased by 6.1% primarily due to lower volumes in our legacy construction aggregates businesses and increased costs related to the fair value markup of acquired inventory.
Revenues and cost of revenues increased by 2.8% and 4.6%, respectively, for the year ended December 31, 2017, when compared to the same period in 2016. Approximately 65% of the increase in revenues from other businesses and substantially all of the increase in segment cost of revenues was a result of the acquisition in our trench shoring business in the third quarter of 2017. The decrease in revenues in our construction aggregates business was primarily due to lower volumes. Selling, engineering, and administrative expenses increased by 22.0% for the year ended December 31, 2017 compared to the same period in 2016, approximately 30% of which related to increased compensation-related costs from the newly acquired shoring business and approximately 65% of which related to increased compensation-related costs of existing businesses.

Energy Equipment Group

	Year Ended December 31,			Percent Change
	2018	2017	2016	2018 versus 2017	2017 versus 2016
	($ in millions)
Revenues:
Wind towers and utility structures	$582.9	$652.1	$641.1	(10.6)%	1.7%
Other	197.2	192.0	186.3	2.7	3.1
Total revenues	780.1	844.1	827.4	(7.6)	2.0

Operating costs:
Cost of revenues	658.3	691.7	670.3	(4.8)	3.2
Selling, engineering, and administrative costs	70.0	74.0	69.4	(5.4)	6.6
Impairment charge	23.2	—	—
Operating profit	$28.6	$78.4	$87.7	(63.5)	(10.6)
Operating profit margin	3.7%	9.3%	10.6%

Depreciation and amortization	$29.7	$30.2	$31.7	(1.7)	(4.7)
Revenues for the year ended December 31, 2018 decreased by 7.6% compared to the same period in 2017. Revenues from our wind towers and utility structures product lines decreased by 10.6% for the year ended December 31, 2018 driven primarily by a planned reduction in volume in our wind towers product line. Other revenues include results primarily from our storage and distribution containers. Revenues from other product lines for the year ended December 31, 2018 increased by 2.7% when compared to 2017 as a result of increased shipping volumes in our storage tanks product line. Cost of revenues decreased by 4.8% for the year ended December 31, 2018 compared to 2017, due to lower volumes in our wind tower product line, partially offset by a $6.1 million finished goods inventory write-off related to an order for a single customer in our utility structures business. Declines in revenues and cost of revenues on our wind towers and utility structures product lines were also partially offset by the required adoption of ASU 2014-09. See Note 1 of the Notes to the Combined and Consolidated Financial Statements for further discussion of the impact of this required change in accounting policy. Selling, engineering, and administrative costs decreased by 5.4% for the year ended December 31, 2018 primarily due to bad debt expense related to a single customer recognized in 2017. Operating profit for the year ended December 31, 2018 was also negatively impacted by an impairment charge of $23.2 million on businesses that were subsequently divested.
Revenues for the year ended December 31, 2017 increased by 2.0% compared to the same period in 2016. Revenues from our wind towers and utility structures product lines increased by 1.7% for the year ended December 31, 2017 driven by an approximately 10% increase in revenues in our utility structures product line due largely to improved pricing, partially offset by an approximately 5% decrease in revenues in our wind towers product line due to lower shipping volumes and pricing. Revenues from other product lines for the year ended December 31, 2017 increased by 3.1% when compared to 2016 as a result of increased shipping volumes. Cost of revenues increased by 3.2% for the year ended December 31, 2017, compared to 2016, due to higher volumes in our utility structures and other product lines. Selling, engineering, and administrative costs increased by 6.6% for the year ended December 31, 2017 approximately 60% of which related to increased bad debt expense primarily related to a single customer and approximately 20% of which related to increased compensation-related expenses.
As of December 31, 2018, the backlog for wind towers and utility structures was $633.1 million compared to $899.0 million as of December 31, 2017. Approximately 64% of our structural wind towers and utility structures backlog is expected to be delivered during the year ending December 31, 2019 with the remainder to be delivered through 2020. Future wind tower orders are subject to uncertainty following the phase-out of the PTC. As of December 31, 2018, the backlog for our other business lines in our Energy Equipment Group was $55.1 million, all of which is expected to be delivered during the year ending December 31, 2019.

Transportation Products Group

	Year Ended December 31,			Percent Change
	2018	2017	2016	2018 versus 2017	2017 versus 2016
	($ in millions)
Revenues:
Inland barges	$170.2	$157.9	$403.1	7.8%	(60.8)%
Steel components	221.2	205.4	224.4	7.7	(8.5)
Total revenues	391.4	363.3	627.5	7.7	(42.1)

Operating costs:
Cost of revenues	320.5	301.2	515.5	6.4	(41.6)
Selling, engineering, and administrative costs	22.5	23.1	24.7	(2.6)	(6.5)
Operating profit	$48.4	$39.0	$87.3	24.1	(55.3)
Operating profit margin	12.4%	10.7%	13.9%

Depreciation and amortization	$15.5	$17.1	$17.9	(9.4)	(4.5)
Revenues and cost of revenues increased for the year ended December 31, 2018 by 7.7% and 6.4%, respectively, compared to the same period in 2017 primarily from higher deliveries in both the inland barge and steel components product lines. Selling, engineering, and administrative costs decreased for the year ended December 31, 2018 compared to the same period in 2017.
Revenues and cost of revenues decreased for the year ended December 31, 2017 by 42.1% and 41.6%, respectively, compared to the same period in 2016 primarily from lower barge deliveries and steel components deliveries. Selling, engineering, and administrative costs decreased for the year ended December 31, 2017 compared to the same period in 2016.
As of December 31, 2018, the backlog for the Transportation Products Group was $230.5 million compared to $98.2 million as of December 31, 2017. Approximately 94% percent of backlog for barges in our Transportation Products Group is expected to be delivered during the year ending December 31, 2019 with the remainder to be delivered through 2020.

Corporate

	Year Ended December 31,			Percent Change
	2018	2017	2016	2018 versus 2017	2017 versus 2016
	($ in millions)
Corporate overhead costs	$32.1	$39.3	$31.4	(18.3)%	25.2%
Corporate overhead costs prior to the Separation consist of costs not previously allocated to Trinity’s business units and have been allocated to Arcosa based on an analysis of each cost function and the relative benefits received by Arcosa for each of the periods using methods management believes are consistent and reasonable. See Note 1 of the Notes to the Consolidated and Combined Financial Statements for further information.
The decrease in corporate overhead costs of 18.3% for the year ended December 31, 2018 compared to 2017 is primarily due to lower compensation related expenses.
The increase in corporate overhead costs for the year ended December 31, 2017 compared to 2016 is primarily due to higher corporate level infrastructure costs and performance-based compensation-related expenses.

Liquidity and Capital Resources
Arcosa’s liquidity requirements are primarily to fund our business operations, including capital expenditures, working capital requirements, and disciplined acquisitions. Our primary sources of liquidity are cash flows from operations, our existing cash balance and, as necessary, borrowings under the revolving credit facility and issuance of long-term debt or equity. To the extent we generate discretionary cash flow, we may consider using this additional cash flow to undertake new capital investment projects, execute strategic acquisitions, return capital to stockholders, or for general corporate purposes.
Pursuant to the separation and distribution agreement, on October 31, 2018, Trinity contributed $200 million of cash to Arcosa in connection with the Separation.

Revolving Credit Faciltiy
On November 1, 2018, the Company entered into a $400.0 million unsecured revolving credit facility that matures in November 2023.  The interest rates under the facility are variable based on LIBOR or an alternate base rate plus a margin that is determined based on Arcosa’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio, which is currently set at LIBOR plus 1.25%. A commitment fee accrues on the average daily unused portion of the revolving facility at the current rate of 0.20%. Borrowings under the credit facility are guaranteed by certain wholly-owned subsidiaries of the Company.
As of December 31, 2018, we had $180.0 million of outstanding loans borrowed under the facility and there were approximately $47.7 million in letters of credit issued, leaving $172.3 million available for borrowing.
The Company's revolving credit facility requires the maintenance of certain ratios related to leverage and interest coverage. As of December 31, 2018, we were in compliance with all such financial covenants.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for each of the last three years:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Total cash provided by (required by):
Operating activities	$118.5	$162.0	$227.8
Investing activities	(364.5)	(126.4)	(79.8)
Financing activities	338.6	(42.8)	(144.2)
Net increase (decrease) in cash and cash equivalents	$92.6	$(7.2)	$3.8
2018 compared with 2017
Operating Activities. Net cash provided by operating activities for the year ended December 31, 2018 was $118.5 million compared to net cash provided by operating activities of $162.0 million for the same period in 2017. Cash flow provided by operating activities decreased primarily due to lower operating profit.
Receivables at December 31, 2018 increased by $80.9 million, or 48.9%, from December 31, 2017. While most of this increase relates to the timing of payments from trade receivables, approximately 10% of the increase is due to the recognition of receivables from the Former Parent which had previously been deemed settled in the period incurred in the historical combined financial statements. Raw materials inventory at December 31, 2018 increased by $37.1 million, or 40.6%, since December 31, 2017, while work in process inventory decreased by $13.9 million, or 29.4%. Finished goods inventory decreased by $17.5 million, or 16.2%, since December 31, 2017. Accounts payable increased by $20.6 million, while accrued liabilities increased by $20.2 million from December 31, 2017. We continually review reserves related to collectability as well as the adequacy of lower of cost or net realizable value with regard to accounts receivable and inventory. Certain amounts above may not be able to be recalculated from the information provided in the Consolidated and Combined Balance Sheets due to, among others, the impact of acquisitions.
Investing Activities. Net cash required by investing activities for the year ended December 31, 2018 was $364.5 million compared to $126.4 million for the year ended December 31, 2017. Capital expenditures for the year ended December 31, 2018 were $44.8 million. This compares to $82.4 million of capital expenditures for the same period in 2017. Full-year capital expenditures for 2019 are expected to range between $70 million and $80 million. We expect maintenance capital expenditures to be in the range of $60 million to $65 million and capital expenditures related to additional growth to be in the range of $10 million and $15 million. Proceeds from the sale of property, plant, and equipment and other assets totaled $10.2 million for the year ended December 31, 2018 compared to $3.5 million for the same period in 2017. Net cash required related to acquisitions amounted to $333.2 million for the year ended December 31, 2018 compared to $47.5 million for the same period in 2017. Net cash provided related to divestitures totaled $3.3 million for the year ended December 31, 2018. There was no divestiture activity for the year ended December 31, 2017.
Financing Activities. Net cash provided by financing activities during the year ended December 31, 2018 was $338.6 million compared to $42.8 million of net cash required by financing activities for the same period in 2017. During the year ended December 31, 2018, we borrowed $180.0 million and retired $0.3 million in debt. During the year ended December 31, 2017, we borrowed $0.6 million and retired $0.1 million in debt. We received a capital contribution of $200.0 million from Trinity during the year ended December 31, 2018. Net transfers to Trinity totaled $34.5 million for the year ended December 31, 2018 compared with $43.0 million for the year ended December 31, 2017.

2017 compared with 2016
Operating Activities. Net cash provided by operating activities for the year ended December 31, 2017 was $162.0 million compared to net cash provided by operating activities of $227.8 million for the same period in 2016. Cash flow provided by operating activities decreased primarily due to lower operating profit.
Receivables at December 31, 2017 increased by $26.4 million, or 19.9%, from December 31, 2016. Raw materials inventory at December 31, 2017 decreased by $2.5 million, or 2.7%, since December 31, 2016, while work in process inventory decreased by $16.5 million, or 25.9%. Finished goods inventory increased by $2.1 million, or 2.0%, since December 31, 2016. Accounts payable increased by $7.1 million, while accrued liabilities decreased by $4.9 million from December 31, 2016.
Investing Activities. Net cash required by investing activities for the year ended December 31, 2017 was $126.4 million compared to $79.8 million for the year ended December 31, 2016. Capital expenditures for the year ended December 31, 2017 were $82.4 million. This compares to $84.8 million of capital expenditures for the same period in 2016. Proceeds from the sale of property, plant, and equipment and other assets totaled $3.5 million for the year ended December 31, 2017 compared to $5.0 million for the same period in 2016. Net cash required related to acquisitions amounted to $47.5 million for the year ended December 31, 2017. There was no divestiture activity for the year ended December 31, 2017. There was no acquisition or divestiture activity for the year ended December 31, 2016.
Financing Activities. Net cash required by financing activities during the year ended December 31, 2017 was $42.8 million compared to $144.2 million of net cash required by financing activities for the same period in 2016. During the year ended December 31, 2017, we borrowed $0.6 million and retired $0.1 million in debt. During the year ended December 31, 2016, we retired $0.5 million in debt as scheduled. Net transfers to Trinity totaled $43.0 million for the year ended December 31, 2017 compared with $141.7 million for the year ended December 31, 2016.
Other Investing and Financing Activities
Dividends and Repurchase Program
In December 2018, the Company declared a quarterly dividend of $0.05 per share paid in January 2019.
In December 2018, the Company’s Board of Directors authorized a $50.0 million share repurchase program effective December 5, 2018 through December 31, 2020. During December 2018, the Company repurchased 124,272 shares at a cost of $3.0 million. See Note 1 of the Notes to the Consolidated and Combined Financial Statements.
Off-Balance Sheet Arrangements
As of December 31, 2018, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $47.7 million, all of which are expected to expire in 2019. The majority of our letters of credit obligations support the Company’s various insurance programs and warranty claims and generally renew by their terms each year. See Note 7 of the Notes to the Consolidated and Combined Financial Statements.
Derivative Instruments
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in 2023, to reduce the effect of changes in the variable interest rates associated with borrowings under the revolving credit facility. The instrument carried an initial notional amount of $100 million, thereby hedging the first $100 million of borrowings under the credit facility. The instrument effectively fixes the LIBOR component of the credit facility borrowings at 2.71%. As of December 31, 2018, the Company has recorded a liability of $1.2 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive loss. See Note 3 and Note 7 of the Notes to the Consolidated and Combined Financial Statements.
Stock-Based Compensation
We have a stock-based compensation plan covering our employees and our Board of Directors. See Note 12 of the Notes to the Consolidated and Combined Financial Statements.
Employee Retirement Plans
We sponsor an employee savings plan under the existing 401(k) plan that covers substantially all employees and includes both a company matching contribution and an annual retirement contribution of up to 3% each of eligible compensation based on our performance, as well as a Supplemental Profit Sharing Plan. Both the annual retirement contribution and the company matching contribution are discretionary, requiring board approval, and made annually with the investment of the funds directed by the participants.The Company also contributes to a multiemployer defined benefit pension plan under the terms of a collective-bargaining agreement that covers certain union-represented employees at one of our facilities. See Note 10 of the Notes to the Consolidated and Combined Financial Statements.

Contractual Obligations and Commercial Commitments
As of December 31, 2018, we had the following contractual obligations and commercial commitments:

		Payments Due by Period
Contractual Obligations and Commercial Commitments	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Debt	$185.5	$1.9	$2.3	$181.3	$—
Operating leases	28.6	7.7	9.2	4.1	7.6
Obligations for purchase of goods and services	188.4	131.2	39.4	17.8	—
Other	0.4	0.1	0.3	—	—
Total	$402.9	$140.9	$51.2	$203.2	$7.6
As of December 31, 2018 and 2017, we had $0.5 million and $2.2 million, respectively, of tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities. See Note 14 of the Notes to the Consolidated and Combined Financial Statements.
Critical Accounting Policies and Estimates
MD&A discusses our Consolidated and Combined Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.
On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, property, plant, and equipment, goodwill, income taxes, warranty obligations, insurance, contingencies, and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our Consolidated and Combined Financial Statements.
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

Inventory
Inventories are valued at the lower of cost or net realizable value. Our policy related to excess and obsolete inventory requires an analysis of inventory at the business unit level on a quarterly basis and the recording of any required adjustments. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. It is possible that changes in required inventory reserves may occur in the future due to then current market conditions.
Long-lived Assets
We periodically evaluate the carrying value of long-lived assets to be held and used for potential impairment. The carrying value of long-lived assets to be held and used is considered impaired only when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the assets is less than their carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced by the estimated cost to dispose of the assets.
Goodwill
Goodwill is required to be tested for impairment annually, or on an interim basis whenever events or circumstances change, indicating that the carrying amount of the goodwill might be impaired. The quantitative goodwill impairment test is a two-step process with step one requiring the comparison of the reporting unit’s estimated fair value with the carrying amount of its net assets. If necessary, step two of the impairment test determines the amount of goodwill impairment to be recorded when the reporting unit’s recorded net assets exceed its fair value. Impairment is assessed at the “reporting unit” level by applying a fair value-based test for each unit with recorded goodwill. The estimates and judgments that most significantly affect the fair value calculations are assumptions, consisting of level three inputs, related to revenue and operating profit growth, discount rates, and exit multiples. Based on the Company's annual goodwill impairment test, performed at the reporting unit level as of December 31, 2018, the Company concluded that no impairment charges were determined to be necessary and that none of the reporting units evaluated was at risk of failing the first step of the goodwill impairment test. A reporting unit is considered to be at risk if its estimated fair value does not exceed the carrying value of its net assets by 10% or more. See Note 1 and Note 6 of the Notes to the Consolidated and Combined Financial Statements for further explanation.
Given the uncertainties of the economy and its potential impact on our businesses, there can be no assurance that our estimates and assumptions regarding the fair value of our reporting units, made for the purposes of the long-lived asset and goodwill impairment tests, will prove to be accurate predictions of the future. If our assumptions regarding forecasted cash flows are not achieved, it is possible that impairments of goodwill and long-lived assets may be required.
Warranties
The Company provides various express, limited product warranties that generally range from one to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical, accepted claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assesses the adequacy of the resulting reserves on a quarterly basis.
Insurance
We are effectively self-insured for workers’ compensation claims. A third-party administrator processes all such claims. We accrue our workers’ compensation liability based upon independent actuarial studies. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liability may change.
Contingencies and Litigation
The Company is involved in claims and lawsuits incidental to our business. Based on information currently available with respect to such claims and lawsuits, including information on claims and lawsuits as to which the Company is aware but for which the Company has not been served with legal process, it is management’s opinion that the ultimate outcome of all such claims and litigation, including settlements, in the aggregate will not have a material adverse effect on the Company’s financial condition for purposes of financial reporting. However, resolution of certain claims or lawsuits by settlement or otherwise, could impact the operating results of the reporting period in which such resolution occurs.
Environmental
We are involved in various proceedings related to environmental matters. We have provided reserves to cover probable and estimable liabilities with respect to such proceedings, taking into account currently available information and our contractual recourse. However, estimates of future response costs are necessarily imprecise. Accordingly, there can be no assurance that we will not become involved in future environmental litigation or other proceedings or, if we were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to us.
Income Taxes
Income taxes as presented herein attribute current and deferred income taxes of Trinity to Arcosa’s standalone financial statements in a manner that is systematic, rational, and consistent with the asset and liability method prescribed by the Accounting Standards Codification Topic 740 — Income Taxes (“ASC 740”). Accordingly, Arcosa’s income tax provision has been prepared following the separate return method. The separate return method applies ASC 740 to the standalone financial statements of each member of the consolidated group as if the group member were a separate taxpayer and a standalone enterprise. As a result, actual tax transactions included in the consolidated financial statements of Trinity may not be included in the separate financial statements of Arcosa. Similarly, the tax treatment of certain items reflected in the separate financial statements of Arcosa may not be reflected in the consolidated financial statements and tax returns of Trinity; therefore, such items as net operating losses, credit carryforwards, and valuation allowances may exist in the standalone financial statements that may or may not exist in Trinity’s consolidated financial statements.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and other tax attributes using currently enacted tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the provision for income taxes in the period that includes the enactment date. Management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred tax assets, and assess deferred tax liabilities based on enacted law and tax rates for the appropriate tax jurisdictions to determine the amount of such deferred tax assets and liabilities. Changes in the calculated deferred tax assets and liabilities may occur in certain circumstances including statutory income tax rate changes, statutory tax law changes, or changes in the structure or tax status of the Company. The Company assesses whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, the nature, frequency, and severity of recent losses; a forecast of future profitability; the duration of statutory carryback and carryforward periods; the Company’s experience with tax attributes expiring unused; and tax planning alternatives.
At December 31, 2018, the Company had $105.0 million federal consolidated net operating loss carryforwards and $2.7 million of tax-effected state loss carryforwards remaining. In addition, the Company had $23.9 million of foreign net operating loss carryforwards that will begin to expire in the year 2034. We have established a valuation allowance for state and foreign tax operating losses and credits that we have estimated may not be realizable.
At times, we may claim tax benefits that may be challenged by a tax authority. We recognize tax benefits only for tax positions more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.
The Act was enacted on December 22, 2017. The Act reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign-sourced earnings. For the year ended December 31, 2017, we recognized a provisional benefit of $6.2 million. During the year ended December 31, 2018, we finalized the accounting for the enactment of the Act and recorded an additional $1.5 million benefit, primarily as a result of the true up of our deferred taxes.

Recent Accounting Pronouncements
See Note 1 of the Notes to the Consolidated and Combined Financial Statements for information about recent accounting pronouncements.

Forward-Looking Statements
This annual report on Form 10-K (or statements otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, internet postings or otherwise) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performances, estimates, projections, goals, and forecasts. Arcosa uses the words “anticipates,” “assumes,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify these forward-looking statements. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements include, among others:

•	market conditions and customer demand for our business products and services;

•	the cyclical nature of the industries in which we compete;

•	variations in weather in areas where our construction products are sold, used, or installed;

•
naturally-occurring events and disasters causing disruption to our manufacturing, product deliveries, and production capacity, thereby giving rise to an increase in expenses, loss of revenue, and property losses;

•	our ability to identify, consummate, or integrate acquisition of new businesses or products;

•	the timing of introduction of new products;

•	the timing and delivery of customer orders or a breach of customer contracts;

•	the credit worthiness of customers and their access to capital;

•	product price changes;

•	changes in mix of products sold;

•	the costs incurred to align manufacturing capacity with demand and the extent of its utilization;

•	the operating leverage and efficiencies that can be achieved by our manufacturing businesses;

•	availability and costs of steel, component parts, supplies, and other raw materials;

•	competition and other competitive factors, including U.S. and foreign trade practices;

•	changing technologies;

•	surcharges and other fees added to fixed pricing agreements for steel, component parts, supplies and other raw materials;

•	interest rates and capital costs;

•	counter-party risks for financial instruments;

•	long-term funding of our operations;

•	taxes;

•	the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico;

•	changes in import and export quotas and regulations;

•	business conditions in emerging economies;

•	costs and results of litigation;

•	changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies;

•
legal, regulatory, and environmental issues, including compliance of our products with mandated specifications, standards, or testing criteria and obligations to remove and replace our products following installation or to recall our products and install different products manufactured by us or our competitors;

•
actions by the executive and legislative branches of the U.S. government relative to federal government budgeting, taxation policies, government expenditures, U.S. borrowing/debt ceiling limits, and trade policies, including NAFTA and the USMCA;

•	the use of social or digital media to disseminate false, misleading and/or unreliable or inaccurate information;

•	the inability to sufficiently protect our intellectual property rights;

•	if the Company does not realize some or all of the benefits expected to result from the Separation, or if such benefits are delayed;

•	the Company's ongoing businesses may be adversely affected and subject to certain risks and consequences as a result of the Separation;

•
if the distribution does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, the Company's stockholders at the time of the distribution and the Company could be subject to significant tax liability; and

•	if the Separation does not comply with state and federal fraudulent conveyance laws and legal dividend requirements.

Any forward-looking statement speaks only as of the date on which such statement is made. Arcosa undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. For a discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see Item 1A, "Risk Factors" included elsewhere herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate revolving credit facility. As of December 31, 2018, we had $180.0 million of outstanding loans borrowed under the facility. A 1% increase in interest rates would result in an increase in interest expense of approximately $0.8 million annually, after considering the effects of interest rate hedges.
In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2018 was $158.5 million. The impact of such market risk exposures as a result of foreign exchange rate fluctuations has not been significant to Arcosa. See Note 8 of the Consolidated and Combined Financial Statements.

Item 8. Financial Statements

Arcosa, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Arcosa, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated and combined balance sheets of Arcosa, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated and combined statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP
We have served as the Company's auditor since 2015.
Dallas, Texas
February 28, 2019

Arcosa, Inc. and Subsidiaries
Consolidated and Combined Statements of Operations

	Year Ended December 31,
	2018	2017	2016
	(in millions, except per share amounts)
Revenues	$1,460.4	$1,462.4	$1,704.0
Operating costs:
Cost of revenues	1,188.4	1,167.7	1,355.9
Selling, engineering, and administrative expenses	153.9	163.0	147.3
Impairment charge	23.2	—	—
	1,365.5	1,330.7	1,503.2
Total operating profit	94.9	131.7	200.8

Interest expense	0.9	—	—
Other, net (income) expense	(1.0)	1.6	3.6
	(0.1)	1.6	3.6
Income before income taxes	95.0	130.1	197.2
Provision (benefit) for income taxes:
Current	(3.1)	30.1	51.1
Deferred	22.4	10.3	23.1
	19.3	40.4	74.2
Net income	$75.7	$89.7	$123.0

Net income per common share:
Basic	$1.55	$1.84	$2.52
Diluted	$1.54	$1.84	$2.52
Weighted average number of shares outstanding(1):
Basic	48.8	48.8	48.8
Diluted	48.9	48.8	48.8
Dividends declared per common share	$0.05	$—	$—
(1) For periods prior to the Separation, the denominator for basic and diluted net income per common share was calculated using the 48.8 million shares of common stock outstanding immediately following the Separation.
See accompanying notes to consolidated and combined financial statements.

Arcosa, Inc. and Subsidiaries
Consolidated and Combined Statements of Comprehensive Income

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net income	$75.7	$89.7	$123.0
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized losses arising during the period, net of tax benefit of $0.3, $0.0, and $0.0	(0.9)	—	—
Currency translation adjustment:
Unrealized losses arising during the period, net of tax benefit of $0.3, $0.0, and $0.0	—	(1.4)	(0.1)
Reclassification adjustments for losses included in net income, net of tax benefit of $0.0, $0.0, and $0.0	3.0	—	—
	2.1	(1.4)	(0.1)
Comprehensive income	$77.8	$88.3	$122.9
See accompanying notes to consolidated and combined financial statements.

Arcosa, Inc. and Subsidiaries
Consolidated and Combined Balance Sheets

	December 31, 2018	December 31, 2017
	(in millions, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$99.4	$6.8
Receivables, net of allowance for doubtful accounts of $8.7 and $8.6	291.4	165.3
Inventories:
Raw materials and supplies	128.4	91.3
Work in process	33.3	47.2
Finished goods	90.8	108.3
	252.5	246.8
Other	23.7	9.9
Total current assets	667.0	428.8

Property, plant, and equipment, net	803.0	583.1
Goodwill	615.2	494.3
Deferred income taxes	6.9	8.8
Other assets	80.1	87.5
	$2,172.2	$1,602.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$86.2	$56.0
Accrued liabilities	146.2	118.0
Current portion of long-term debt	1.8	0.1
Total current liabilities	234.2	174.1

Debt	183.7	0.4
Deferred income taxes	58.3	11.0
Other liabilities	11.5	9.1
	487.7	194.6
Stockholders’ equity:
Former Parent's net investment	—	1,427.7
Common stock, $0.01 par value – 200.0 shares authorized at December 31, 2018; 0.0 at December 31, 2017; 48.8 shares issued and outstanding at December 31, 2018; 0.0 at December 31, 2017	0.5	—
Capital in excess of par value	1,685.7	—
Retained earnings	19.5	—
Accumulated other comprehensive loss	(17.7)	(19.8)
Treasury stock – 0.1 shares at December 31, 2018; 0.0 at December 31, 2017	(3.5)	—
	1,684.5	1,407.9
	$2,172.2	$1,602.5
See accompanying notes to consolidated and combined financial statements.

Arcosa, Inc. and Subsidiaries
Consolidated and Combined Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Operating activities:
Net income	$75.7	$89.7	$123.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	67.6	65.7	65.6
Impairment charge	23.2	—	—
Stock-based compensation expense	9.9	9.0	10.5
Provision for deferred income taxes	22.4	10.3	23.1
Gains on disposition of property and other assets	(1.1)	(1.4)	(1.3)
(Increase) decrease in other assets	6.4	(3.3)	(4.3)
Increase (decrease) in other liabilities	(1.7)	(7.6)	0.9
Other	(3.1)	0.1	—
Changes in current assets and liabilities:
(Increase) decrease in receivables	(80.9)	(26.4)	0.3
(Increase) decrease in inventories	(29.9)	24.3	56.4
(Increase) decrease in other current assets	(10.8)	(0.6)	3.1
Increase (decrease) in accounts payable	20.6	7.1	(20.5)
Increase (decrease) in accrued liabilities	20.2	(4.9)	(29.0)
Net cash provided by operating activities	118.5	162.0	227.8
Investing activities:
Proceeds from disposition of property and other assets	10.2	3.5	5.0
Capital expenditures	(44.8)	(82.4)	(84.8)
Acquisitions, net of cash acquired	(333.2)	(47.5)	—
Proceeds from divestitures	3.3	—	—
Net cash required by investing activities	(364.5)	(126.4)	(79.8)
Financing activities:
Payments to retire debt	(0.3)	(0.1)	(0.5)
Proceeds from issuance of debt	180.0	0.6	—
Shares repurchased	(3.5)	—	—
Capital contribution from Former Parent	200.0	—	—
Net transfers from/(to) Former Parent and affiliates	(34.5)	(43.0)	(141.7)
Other	(3.1)	(0.3)	(2.0)
Net cash provided by (required by) financing activities	338.6	(42.8)	(144.2)
Net increase (decrease) in cash and cash equivalents	92.6	(7.2)	3.8
Cash and cash equivalents at beginning of period	6.8	14.0	10.2
Cash and cash equivalents at end of period	$99.4	$6.8	$14.0
Income tax payments (refunds) for the years ended December 31, 2018, 2017, and 2016 were $0.6 million, $0.0 million, and $0.0 million, respectively.
Non-cash investing activity: The Company's Former Parent issued shares of its common stock valued at $14.7 million in connection with a 2017 acquisition. See Note 2 Acquisitions and Divestitures.
See accompanying notes to consolidated and combined financial statements.

Arcosa, Inc. and Subsidiaries
Consolidated and Combined Statements of Stockholders’ Equity

		Common Stock					Treasury Stock
	Former Parent's Net Investment	Shares	$0.01 Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Total Stockholders’ Equity
		(in millions, except par value)
Balances at December 31, 2015	$1,386.6	—	$—	$—	$—	$(18.3)	—	$—	$1,368.3
Net income	123.0	—	—	—	—	—	—	—	123.0
Other comprehensive loss	—	—	—	—	—	(0.1)	—	—	(0.1)
Net transfers from Former Parent and affiliates	(159.9)	—	—	—	—	—	—	—	(159.9)
Restricted shares, net	10.5	—	—	—	—	—	—	—	10.5
Balances at December 31, 2016	$1,360.2	—	$—	$—	$—	$(18.4)	—	$—	$1,341.8
Net income	89.7	—	—	—	—	—	—	—	89.7
Other comprehensive loss	—	—	—	—	—	(1.4)	—	—	(1.4)
Net transfers from Former Parent and affiliates	(31.2)	—	—	—	—	—	—	—	(31.2)
Restricted shares, net	9.0	—	—	—	—	—	—	—	9.0
Balances at December 31, 2017	$1,427.7	—	$—	$—	$—	$(19.8)	—	$—	$1,407.9
Cumulative effect of adopting new accounting standards (see Note 1)	(4.0)	—	—	—	—	—	—	—	(4.0)
Net income	53.8	—	—	—	21.9	—	—	—	75.7
Other comprehensive income	—	—	—	—	—	2.1	—	—	2.1
Capital contribution from Former Parent	200.0	—	—	—	—	—	—	—	200.0
Net transfers from Former Parent and affiliates	(1.2)	—	—	—	—	—	—	—	(1.2)
Distribution by Former Parent	(1,684.6)	48.8	0.5	1,684.1	—	—	—	—	—
Cash dividends on common stock		—	—	—	(2.4)	—	—	—	(2.4)
Restricted shares, net	8.3	—	—	1.6	—	—	—	(0.5)	9.4
Shares repurchased	—	—	—	—	—	—	(0.1)	(3.0)	(3.0)
Balances at December 31, 2018	$—	48.8	$0.5	$1,685.7	$19.5	$(17.7)	(0.1)	$(3.5)	$1,684.5
See accompanying notes to consolidated and combined financial statements.

Arcosa, Inc. and Subsidiaries
Notes to Consolidated and Combined Financial Statements
Note 1. Overview and Summary of Significant Accounting Policies
Basis of Presentation
On November 1, 2018, Arcosa, Inc. and its consolidated subsidiaries ("Arcosa," the “Company,” "we," or "our") became an independent publicly-traded company as a result of the distribution by Trinity Industries, Inc. (“Trinity” or "Former Parent") of 100% of the outstanding shares of Arcosa, Inc. to Trinity’s stockholders (the “Separation”). Trinity stockholders received one share of Arcosa, Inc. common stock for every three shares of Trinity common stock held as of 5:00 p.m. local New York City time on October 17, 2018, the record date for the distribution. The transaction was structured to be tax-free to both Trinity and Arcosa stockholders for U.S. federal income tax purposes.
The accompanying Consolidated and Combined Financial Statements present our historical financial position, results of operations, comprehensive income/loss, and cash flows in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The combined financial statements for periods prior to the Separation were derived from Trinity’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with Arcosa have been included in the combined financial statements. Prior to the Separation, the combined financial statements also included allocations of certain selling, engineering, and administrative expenses provided by Trinity to Arcosa and allocations of related assets, liabilities, and the Former Parent’s net investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Trinity during the applicable periods.
Following the Separation, the consolidated financial statements include the accounts of the Company and its subsidiaries and no longer include any allocations from Trinity.
All normal and recurring adjustments necessary for a fair presentation of the financial position of the Company and the results of operations and cash flows have been made in conformity with GAAP. All significant intercompany accounts and transactions have been eliminated.
Relationship with Former Parent and Related Entities
Prior to the Separation, Arcosa was managed and operated in the normal course of business with other business units of Trinity. The accompanying combined financial results for periods prior to the Separation include sales and purchase transactions with Trinity and its subsidiaries in addition to certain shared costs which have been allocated to Arcosa and reflected as expenses in the Combined Statements of Operations. Transactions and allocations between Trinity and Arcosa are reflected in equity in the Combined Balance Sheets as Former Parent's net investment and in the Combined Statements of Cash Flows as a financing activity in Net transfers from/(to) Former Parent and affiliates. All transactions and allocations between Trinity and Arcosa prior to the Separation have been deemed paid between the parties, in cash, in the period in which the transaction or allocation was recorded in the Combined Financial Statements. Disbursements and cash receipts were made through centralized accounts payable and cash collection systems, respectively, which were operated by Trinity. As cash was disbursed and received by Trinity, it was accounted for by Arcosa through the Former Parent's net investment account. Allocations of current income taxes receivable or payable prior to the Separation were deemed to have been remitted to Arcosa or Trinity, respectively, in cash, in the period to which the receivable or payable applies.
Corporate Costs/Allocations
The combined financial results include an allocation of costs related to certain corporate functions incurred by Trinity for services that are provided to or on behalf of Arcosa. Corporate costs have been allocated to Arcosa using methods management believes are consistent and reasonable. Such cost allocations to Arcosa consist of (1) shared service charges and (2) corporate overhead costs. Shared service charges consist of monthly charges to each Trinity business unit for certain corporate functions such as information technology, human resources, and legal based on usage rates and activity units. Corporate overhead costs consist of costs not previously allocated to Trinity's business units and were allocated to Arcosa based on an analysis of each cost function and the relative benefits received by Arcosa for each of the periods. Corporate overhead costs allocated to Arcosa prior to the Separation totaled $26.0 million, $39.3 million, and $31.4 million for the ten months ended October 31, 2018 and the years ended December 31, 2017 and 2016, respectively. Corporate overhead costs are included in selling, engineering, and administrative expenses in the accompanying Consolidated and Combined Statements of Operations. Also see Note 4 Segment Information.

The Consolidated and Combined Financial Statements of Arcosa may not include all of the actual expenses that would have been incurred had we operated as a standalone company during the periods presented and may not reflect our combined results of operations, financial position, and cash flows had we operated as a standalone company during the periods presented. Actual costs that would have been incurred if we had operated as a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. We also may incur additional costs associated with being a standalone, independent, publicly-traded company that were not included in the expense allocations and, therefore, would result in additional costs that are not reflected in our historical results of operations, financial position, and cash flows.
Other Transactions with Trinity Businesses
Other transactions with Trinity businesses for purchases or sales of products and services are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Sales by Arcosa to Trinity businesses	$160.3	$148.3	$187.2
Purchases by Arcosa from Trinity businesses	$44.5	$53.2	$44.2
Stockholders' Equity
In December 2018, the Company’s Board of Directors authorized a $50 million share repurchase program effective December 5, 2018 through December 31, 2020. During December 2018, the Company repurchased 124,272 shares at a cost of $3.0 million.
Prior to the Separation, the Company filed its Restated Certificate of Incorporation which authorizes the issuance of 200 million shares of common stock at a par value of $0.01 per share.
Revenue Recognition
Revenue is measured based on the allocation of the transaction price in a contract to satisfied performance obligations. The transaction price does not include any amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The following is a description of principal activities from which the Company generates its revenue, separated by reportable segments. Payments for our products and services are generally due within normal commercial terms. For a further discussion regarding the Company’s reportable segments, see Note 4 Segment Information.
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
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of December 31, 2018 and the percentage of the outstanding performance obligations as of December 31, 2018 expected to be delivered during 2019:

	Unsatisfied performance obligations at
	December 31, 2018
	Total Amount	Percent expected to be delivered in 2019
	(in millions)
Energy Equipment Group:
Wind towers and utility structures	$633.1	64.0%
Other	$55.1	100.0%

Transportation Products Group:
Inland barges	$230.5	94.0%
The remainder of the unsatisfied performance obligations for wind towers and utility structures and inland barges are expected to be delivered through 2020.
Income Taxes
Income taxes as presented in the Consolidated and Combined Financial Statements attribute current and deferred income taxes of Trinity to Arcosa’s standalone financial statements in a manner that is systematic, rational, and consistent with the asset and liability method prescribed by the Accounting Standards Codification Topic 740 - Income Taxes (“ASC 740”). Accordingly, Arcosa’s income tax provision has been prepared following the separate return method. The separate return method applies ASC 740 to the standalone financial statements of each member of the consolidated group as if the group member were a separate taxpayer and a standalone enterprise. As a result, actual tax transactions included in the consolidated financial statements of Trinity may not be included in the Consolidated and Combined Financial Statements of Arcosa. Similarly, the tax treatment of certain items reflected in the Consolidated and Combined Financial Statements of Arcosa may not be reflected in the consolidated financial statements and tax returns of Trinity; therefore, such items as net operating losses, credit carryforwards, and valuation allowances may exist in the standalone financial statements that may or may not exist in Trinity’s consolidated financial statements.
The liability method is used to account for income taxes. Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances reduce deferred tax assets to an amount that will more likely than not be realized.
The Company regularly evaluates the likelihood of realization of tax benefits derived from positions it has taken in various federal and state filings after consideration of all relevant facts, circumstances, and available information. For those tax positions that are deemed more likely than not to be sustained, the Company recognizes the benefit it believes is cumulatively greater than 50% likely to be realized. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of recorded reserves, the effective tax rate in a given financial statement period could be materially impacted.
Financial Instruments
The Company considers all highly liquid debt instruments to be either cash and cash equivalents if purchased with a maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and receivables. The Company places its cash investments in bank deposits and investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. We seek to limit concentrations of credit risk with respect to receivables with control procedures that monitor the credit worthiness of customers, the large number of customers in the Company's customer base, and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected collectibility of all receivables. Receivable balances determined to be uncollectible are charged against the allowance. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined principally on the first in first out method. The value of inventory is adjusted for damaged, obsolete, excess, or slow-moving inventory. Work in process and finished goods include material, labor, and overhead. During the year ended December 31, 2018, the Company recorded a $6.1 million write-off on finished goods inventory related to an order for a single customer in our utility structures business.
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. The estimated useful lives are: buildings and improvements - 3 to 30 years; leasehold improvements - the lesser of the term of the lease or 7 years; machinery and equipment - 2 to 10 years; and information systems hardware and software - 2 to 5 years. The costs of ordinary maintenance and repair are charged to operating costs as incurred.

Long-lived Assets
The Company periodically evaluates the carrying value of long-lived assets to be held and used for potential impairment. The carrying value of long-lived assets to be held and used is considered impaired only when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the assets is less than their carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced by the estimated cost to dispose of the assets. See Note 2 Acquisitions and Divestitures for discussion of the impairment charge recorded during the year on businesses that were subsequently divested. Based on the Company's evaluations, no additional impairment charges were determined to be necessary as of December 31, 2018 and 2017.
Goodwill and Intangible Assets
Goodwill is required to be tested for impairment annually, or on an interim basis whenever events or circumstances change, indicating that the carrying amount of the goodwill might be impaired. The quantitative goodwill impairment test is a two-step process with step one requiring the comparison of the reporting unit's estimated fair value with the carrying amount of its net assets. If necessary, step two of the impairment test determines the amount of goodwill impairment to be recorded when the reporting unit's recorded net assets exceed its fair value. Impairment is assessed at the “reporting unit” level by applying a fair value-based test for each unit with recorded goodwill. The estimates and judgments that most significantly affect the fair value calculations are assumptions, consisting of level three inputs, related to revenue and operating profit growth, discount rates, and exit multiples. As of December 31, 2018 and 2017, the Company's annual impairment test of goodwill was completed at the reporting unit level and no impairment charges were determined to be necessary.
The net book value of intangible assets totaled $55.2 million and $64.4 million as of December 31, 2018 and 2017, respectively, and included $34.1 million not subject to amortization related to an acquired trademark. The remaining intangible assets with a gross cost of $44.6 million and $55.0 million as of December 31, 2018 and 2017, are amortized over their estimated useful lives ranging from 1 to 12 years, and primarily relate to acquired customer relationships. Aggregate amortization expense from intangible assets was $4.7 million, $5.0 million, and $5.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Intangible assets were evaluated for potential impairment as of December 31, 2018 and 2017.
Insurance
The Company is effectively self-insured for workers' compensation claims. A third party administrator is used to process claims. We accrue our workers' compensation liability based upon independent actuarial studies.
Warranties
The Company provides various express, limited product warranties that generally range from one to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical, accepted claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assesses the adequacy of the resulting reserves on a quarterly basis. As of December 31, 2018 and 2017, the Company's accrual for warranty costs was $2.9 million and $2.6 million, respectively, which is included in accrued liabilities within the Consolidated and Combined Balance Sheets.
Derivative Instruments
The Company may, from time to time, use derivative instruments to mitigate the impact of changes in interest rates or changes in foreign currency exchange rates. For derivative instruments designated as hedges, the Company formally documents the relationship between the derivative instrument and the hedged item, as well as the risk management objective and strategy for the use of the derivative instrument. This documentation includes linking the derivative to specific assets or liabilities on the balance sheet, commitments, or forecasted transactions. At the time a derivative instrument is entered into, and at least quarterly thereafter, the Company assesses whether the derivative instrument is effective in offsetting the changes in fair value or cash flows of the hedged item. Any change in the fair value of the hedged instrument is recorded in accumulated other comprehensive loss ("AOCL") as a separate component of stockholders' equity and reclassified into earnings in the period during which the hedged transaction affects earnings. The Company monitors its derivative positions and the credit ratings of its counterparties and does not anticipate losses due to counterparties' non-performance.
Foreign Currency Translation
Certain operations outside the U.S. prepare financial statements in currencies other than the U.S. dollar. The income statement amounts are translated at average exchange rates for the year, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of stockholders' equity and other comprehensive income. The functional currency of our Mexico operations is considered to be the U.S. dollar. The functional currency of our Canadian operations is considered to be the Canadian dollar.

Other Comprehensive Income (Loss)
Other comprehensive income (loss) consists of foreign currency translation adjustments and the effective unrealized gains and losses on the Company's derivative financial instruments, the sum of which, along with net income, constitutes comprehensive net income (loss). See Note 11 Accumulated Other Comprehensive Loss. All components are shown net of tax.
Recent Accounting Pronouncements
Effective as of January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers," ("ASU 2014-09") which provides common revenue recognition guidance for GAAP. Under ASU 2014-09, an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. It also requires additional detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers.
The Company applied ASU 2014-09 to all contracts that were not complete as of January 1, 2018 using the modified retrospective method of adoption, resulting in a reduction to Former Parent's Net Investment of $4.0 million, net of tax, as of January 1, 2018 related to the cumulative effect of applying this standard. Therefore, the comparative information for the years ended December 31, 2017 and December 31, 2016 have not been adjusted and continue to be reported under ASC Topic 605.
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
The following tables summarize the impact of adopting ASU 2014-09 on the Company’s Consolidated and Combined Financial Statements as of December 31, 2018 and the twelve months then ended:

	As Reported	Adjustments	Balance without adjustment for adoption of ASU 2014-09
	(in millions)
Consolidated and Combined Statement of Operations
Revenues	1,460.4	(24.1)	1,436.3
Cost of revenues	1,188.4	(17.8)	1,170.6
Operating profit	94.9	(6.2)	88.7
Income before income taxes	95.0	(6.2)	88.8
Provision for income taxes	19.3	(1.4)	17.9
Net income	75.7	(4.8)	70.9

Consolidated and Combined Balance Sheet
Receivables, net of allowance (1)	291.4	(46.5)	244.9
Inventories:
Raw materials	128.4	—	128.4
Work in process	33.3	17.8	51.1
Finished goods	90.8	27.8	118.6

Accrued liabilities	146.2	(0.2)	146.0
Deferred income taxes	58.3	(0.1)	58.2
Capital in excess of par value	1,685.7	5.0	1,690.7
Retained earnings	19.5	(5.6)	13.9

Consolidated and Combined Statement of Cash Flows
Operating activities:
Net income	75.7	(4.8)	70.9
Provisions for deferred income taxes	22.4	(1.3)	21.1
(Increase) decrease in receivables	(80.9)	38.6	(42.3)
(Increase) decrease in inventories	(29.9)	(17.8)	(47.7)
Increase (decrease) in accrued liabilities	20.2	(14.7)	5.5
Net cash provided by operating activities	118.5	—	118.5
(1)The increase in the receivables balance at December 31, 2018 from the adoption of ASU 2014-09 represents our balance of contract receivables for which we have recognized revenues but have not yet billed our customers.

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-02, "Leases", ("ASU 2016-02") which amended the previous accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 became effective for public companies during interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.
The Company adopted ASU 2016-02 effective January 1, 2019 using the optional transition method that allows the Company to apply the guidance only to the most current period presented in the financial statements. Any cumulative effect of initially applying the standard will result in an adjustment to the opening balance of retained earnings as of the date of adoption. We do not expect the cumulative effect adjustment to be significant, nor do we expect the standard to have a material impact on our results of operations or cash flows. We expect the standard to increase total assets by approximately 1%. The Company has implemented processes and a lease accounting system to ensure adequate internal controls were in place to assess our contracts and enable proper accounting and reporting of financial information upon adoption.
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, “Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, (“ASU 2018-02”) which gives entities the option to reclassify from AOCL to retained earnings the stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017 (the "Act"). ASU 2018-02 became effective for public companies during interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company elected to adopt ASU 2018-02 as of January 1, 2018 resulting in a reclassification adjustment from AOCL for the twelve months ended December 31, 2018 which was not significant.
Management's Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2. Acquisitions and Divestitures
The Company's acquisition and divestiture activities are summarized below:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Acquisitions:
Purchase price	$334.1	$63.0	$—
Net cash paid	$333.2	$47.5	$—
Goodwill recorded	$120.9	$25.0	$—
Acquisitions - ACG Materials
On December 5, 2018, we completed the stock acquisition of ACG Materials ("ACG"), a producer of specialty materials and aggregates which is included in our Construction Products Group. The purchase price of $309.1 million was funded with a combination of cash on-hand and a $180.0 million borrowing under the Company's credit facility. From the date of the Separation until December 31, 2018, acquisition-related transaction costs were insignificant. Costs incurred by the Former Parent prior to the Separation were included in the allocation of corporate costs in accordance with the methodology described in Note 1.
The acquisition was recorded as a business combination based on preliminary valuations of the acquired assets and liabilities at their acquisition date fair value using level three inputs, defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We expect to complete our purchase price allocation as soon as reasonably possible not to exceed one year from the acquisition date. Adjustments to the preliminary purchase price allocation could be material to the purchase price allocation, particularly with respect to our preliminary estimates of mineral reserves and deferred income taxes. The following table represents our preliminary purchase price allocation as of December 31, 2018:

December 31, 2018
(in millions)
Accounts receivable	$23.7
Inventories	12.5
Property, plant, and equipment	83.4
Mineral reserves	137.1
Goodwill	111.4
Other assets	5.5
Accounts payable	(10.2)
Accrued and other liabilities	(13.2)
Capital lease obligations	(5.3)
Deferred income taxes	(35.8)
Total net assets acquired	$309.1
The goodwill acquired, none of which is tax deductible, primarily relates to ACG's geographic footprint, market position, and existing workforce. Revenues included in the Consolidated Statement of Operations from the date of the acquisition were approximately $11.7 million during the year ended December 31, 2018, whereas operating profit during the same period was insignificant.
The following table represents the unaudited pro-forma consolidated operating results of the Company as if the ACG acquisition had been completed on January 1, 2017. The unaudited pro-forma information makes certain adjustments to depreciation, depletion, and amortization expense to reflect the fair value recognized in the purchase price allocation, as well as to align ACG's capital structure and debt financing with that of the Company at the acquisition date. As a measure of unaudited pro-forma earnings, we have presented income before income taxes because our effective tax rates for 2018 and 2017 were impacted by one-time effects of the Act that would be impracticable to calculate for ACG. The unaudited pro-forma information should not be considered indicative of the results that would have occurred if the acquisition had been completed on January 1, 2017, nor is such unaudited pro-forma information necessarily indicative of future results.

	Year Ended December 31, 2018	Year Ended December 31, 2017
	(in millions)
Revenues	$1,604.1	$1,594.4
Income before income taxes	$97.6	$133.6
Acquisitions - Other
In March 2018, we completed the acquisition of certain assets of an inland barge business with a purchase price and net cash paid of $25.0 million. The acquisition was recorded as a business combination based on valuations of the acquired assets and liabilities at their acquisition date fair value using level three inputs, defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The valuation resulted in the recognition of $9.5 million of goodwill in our Transportation Products Group. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated and combined or segment level.
In May 2017, we completed the acquisition of the assets of a lightweight aggregates business paid for with cash of $6.2 million. In October 2017, we completed the acquisition of the assets of a lightweight aggregates businesses paid for with shares of Trinity stock valued at $14.7 million. In July 2017, we completed the acquisition of the assets of a trench shoring products business for $42.1 million. All three acquisitions were in our Construction Products Group. These acquisitions were recorded based on valuations of the acquired assets and liabilities at their acquisition date fair value using level three inputs. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level. See Note 3 Fair Value Accounting for a discussion of inputs in determining fair value.

Divestitures
In October and November 2018, the Company completed the divestiture of certain businesses whose revenues of approximately $20 million for the year ended December 31, 2018 are included in the Other component of the Energy Equipment Group. The net proceeds from these divestitures were not significant. Prior to the sales, the Company recognized a pre-tax impairment charge of $23.2 million on these businesses.
We have concluded that the divestiture of these businesses does not represent a strategic shift that would result in a material effect on our operations and financial results; therefore, these disposals have not been reflected in discontinued operations in our Consolidated and Combined Financial Statements.
There were no divestitures during the years ended December 31, 2017 and December 31, 2016.

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents	$30.0	$—	$—	$30.0
Total assets	$30.0	$—	$—	$30.0

Liabilities:
Interest rate hedge(1)	$—	$1.2	$—	$1.2
Total liabilities	$—	$1.2	$—	$1.2

	Fair Value Measurement as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

Liabilities:
Interest rate hedge(1)	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
(1) Included in other liabilities on the Consolidated Balance Sheet.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for that asset or liability in an orderly transaction between market participants on the measurement date. An entity is required to establish a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair values are listed below:
Level 1 – This level is defined as quoted prices in active markets for identical assets or liabilities. The Company’s cash equivalents are instruments of the U.S. Treasury or highly-rated money market mutual funds.
Level 2 – This level is defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Interest rate hedges are valued at exit prices obtained from each counterparty. See Note 7 Debt.
Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Note 4. Segment Information
The Company reports operating results in three principal business segments:
Construction Products. The Construction Products segment produces and sells construction aggregates and manufactures and sells trench shields and shoring products and services for infrastructure-related projects.
Energy Equipment. The Energy Equipment segment manufactures and sells products for energy-related businesses, including structural wind towers, steel utility structures for electricity transmission and distribution, and storage and distribution tanks.
Transportation Products. The Transportation Products segment manufactures and sells products for the inland waterway and rail transportation industries including barges, barge-related products, axles, and couplers.
The financial information for these segments is shown in the tables below. We operate principally in North America.
Year Ended December 31, 2018

	Revenues			Operating Profit (Loss)	Assets	Depreciation, Depletion, & Amortization	Capital Expenditures
	External	Intersegment	Total
	(in millions)
Construction aggregates			$217.9
Other			74.4
Construction Products Group	$292.3	$—	292.3	$50.4	$769.8	$21.9	$17.2

Wind towers and utility structures			582.9
Other			197.2
Energy Equipment Group	776.7	3.4	780.1	28.6	976.2	29.7	16.0

Inland barges			170.2
Steel components			221.2
Transportation Products Group	391.4	—	391.4	48.4	305.0	15.5	10.3

All Other	—	—	—	(0.1)	—	—	—

Segment Totals before Eliminations and Corporate	1,460.4	3.4	1,463.8	127.3	2,051.0	67.1	43.5
Corporate	—	—	—	(32.1)	121.2	0.5	1.3
Eliminations	—	(3.4)	(3.4)	(0.3)	—	—	—
Consolidated and Combined Total	$1,460.4	$—	$1,460.4	$94.9	$2,172.2	$67.6	$44.8
Year Ended December 31, 2017

	Revenues			Operating Profit (Loss)	Assets	Depreciation, Depletion, & Amortization	Capital Expenditures
	External	Intersegment	Total
	(in millions)
Construction aggregates			$204.9
Other			54.0
Construction Products Group	$258.9	$—	258.9	$53.7	$391.2	$18.4	$48.9

Wind towers and utility structures			652.1
Other			192.0
Energy Equipment Group	840.2	3.9	844.1	78.4	928.8	30.2	27.7

Inland barges			157.9
Steel components			205.4
Transportation Products Group	363.3	—	363.3	39.0	257.5	17.1	5.8

All Other	—	—	—	(0.1)	—	—	—

Segment Totals before Eliminations and Corporate	1,462.4	3.9	1,466.3	171.0	1,577.5	65.7	82.4
Corporate	—	—	—	(39.3)	25.0	—	—
Eliminations	—	(3.9)	(3.9)	—	—	—	—
Combined Total	$1,462.4	$—	$1,462.4	$131.7	$1,602.5	$65.7	$82.4

Year Ended December 31, 2016

	Revenues			Operating Profit (Loss)	Assets	Depreciation, Depletion, & Amortization	Capital Expenditures
	External	Intersegment	Total
	(in millions)
Construction aggregates			$213.4
Other			38.5
Construction Products Group	$251.9	$—	251.9	$59.3	$288.1	$16.0	$44.6

Wind towers and utility structures			641.1
Other			186.3
Energy Equipment Group	824.6	2.8	827.4	87.7	941.3	31.7	23.8

Inland barges			403.1
Steel components			224.4
Transportation Products Group	627.5	—	627.5	87.3	272.5	17.9	16.4

All Other	—	—	—	(2.1)	—	—	—

Segment Totals before Eliminations and Corporate	1,704.0	2.8	1,706.8	232.2	1,501.9	65.6	84.8
Corporate	—	—	—	(31.4)	24.4	—	—
Eliminations	—	(2.8)	(2.8)	—	—	—	—
Combined Total	$1,704.0	$—	$1,704.0	$200.8	$1,526.3	$65.6	$84.8
Corporate assets are composed of cash and cash equivalents, certain property, plant, and equipment, and other assets. Capital expenditures do not include business acquisitions.
Revenues from one customer included in the Energy Equipment Group constituted 19.4%, 22.9%, and 22.4% of consolidated or combined revenues for the years ended December 31, 2018, 2017, and 2016, respectively. At December 31, 2018, one Energy Equipment Group customer’s trade receivables balance, all of which is expected to be collected within contract terms, accounted for 15.3% percent of the consolidated net receivables balance outstanding.
Revenues and operating profit for our Mexico operations for the years ended December 31, 2018, 2017, and 2016 are presented below. Our Canadian operations were not significant in relation to the consolidated financial statements.

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Mexico:
Revenues:
External	$108.2	$118.2	$106.0
Intercompany	82.3	62.6	67.1
	$190.5	$180.8	$173.1

Operating profit	$(11.0)	$1.4	$3.8
Total assets and long-lived assets for our Mexico operations as of December 31, 2018 and 2017 are presented below:

	Total Assets		Long-Lived Assets
	December 31,
	2018	2017	2018	2017
	(in millions)
Mexico	$203.8	$172.5	$85.8	$91.9

Note 5. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017
	(in millions)
Land(1)	$316.5	$176.0
Buildings and improvements	267.5	265.8
Machinery and other	715.9	598.6
Construction in progress	28.8	24.3
	1,328.7	1,064.7
Less accumulated depreciation and depletion	(525.7)	(481.6)
	$803.0	$583.1
(1) Includes depletable land of $201.9 million as of December 31, 2018 and $64.9 million as of December 31, 2017.
We lease certain equipment and facilities under operating leases. Future minimum rent expense in each year is (in millions): 2019 - $7.7; 2020 - $5.7; 2021 - $3.5; 2022 - $2.3; 2023 - $1.8; and $7.6 thereafter.
We did not capitalize any interest expense as part of the construction of facilities and equipment during 2018 or 2017.
We estimate the fair market value of properties no longer in use based on the location and condition of the properties, the fair market value of similar properties in the area, and the Company's experience selling similar properties in the past. As of December 31, 2018, the Company had non-operating plants with a net book value of $46.9 million. Our estimated fair value of these assets exceeds their book value.

Note 6. Goodwill
Goodwill by segment is as follows:

	December 31, 2018	December 31, 2017
	(in millions)
Construction Products Group	$171.7	$60.3
Energy Equipment Group	416.9	416.9
Transportation Products Group	26.6	17.1
	$615.2	$494.3
As of December 31, 2018 and 2017, the Company's annual impairment test of goodwill was completed at the reporting unit level and no impairment charges were determined to be necessary. The increase in the Construction Products Group goodwill during the year ended December 31, 2018 is due to the acquisition of ACG. The increase in the Transportation Products Group goodwill during the year ended December 31, 2018 is due to an acquisition. See Note 2 Acquisitions and Divestitures.

Note 7. Debt
The following table summarizes the components of debt as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(in millions)
Revolving credit facility	$180.0	$—
Capital leases	5.5	0.5
Total debt	$185.5	$0.5
On November 1, 2018, the Company entered into a $400.0 million unsecured revolving credit facility that matures in November 2023.  The interest rates under the facility are variable based on LIBOR or an alternate base rate plus a margin that is determined based on Arcosa’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio, which is currently set at LIBOR plus 1.25%. A commitment fee accrues on the average daily unused portion of the revolving facility at the current rate of 0.20%.

As of December 31, 2018, we had $180.0 million of outstanding loans borrowed under the facility and there were approximately $47.7 million in letters of credit issued, leaving $172.3 million available for borrowing. All of the outstanding letters of credit as of December 31, 2018 are expected to expire in 2019. The majority of our letters of credit obligations support the Company’s various insurance programs and warranty claims and generally renew by their terms each year.
The Company's revolving credit facility requires the maintenance of certain ratios related to leverage and interest coverage. As of December 31, 2018, we were in compliance with all such financial covenants. Borrowings under the credit facility are guaranteed by certain wholly-owned subsidiaries of the Company.
The carrying value of borrowings under our revolving credit facility approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input). See Note 3 Fair Value Accounting.
As of December 31, 2018, the Company had $1.4 million of unamortized debt issuance cost related to the revolving credit facility, which is included in other assets on the Consolidated Balance Sheet.
The remaining principal payments under existing debt agreements as of December 31, 2018 are as follows:

	2019	2020	2021	2022	2023	Thereafter
	(in millions)
Revolving credit facility	$—	$—	$—	$—	$180.0	$—
Capital leases	1.9	1.3	1.0	1.3	—	—
Total principal payments	$1.9	$1.3	$1.0	$1.3	$180.0	$—
Interest rate hedges
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in 2023, to reduce the effect of changes in the variable interest rates associated with borrowings under the revolving credit facility. The instrument carried an initial notional amount of $100 million, thereby hedging the first $100 million of borrowings under the credit facility. The instrument effectively fixes the LIBOR component of the credit facility borrowings at 2.71%. As of December 31, 2018, the Company has recorded a liability of $1.2 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive loss. See Note 3 Fair Value Accounting.

Note 8. Other, Net
Other, net (income) expense consists of the following items:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Interest income	$(0.4)	$(0.1)	$(0.1)
Foreign currency exchange transactions	(0.2)	2.2	4.8
Other	(0.4)	(0.5)	(1.1)
Other, net (income) expense	$(1.0)	$1.6	$3.6

Note 9. Income Taxes
The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Current:
Federal	$(5.4)	$29.3	$43.9
State	0.8	0.5	3.2
Foreign	1.5	0.3	4.0
Total current	(3.1)	30.1	51.1
Deferred:
Federal
Effect of Tax Cuts and Jobs Act	(1.5)	(6.2)	—
Other	24.8	16.6	21.9
	23.3	10.4	21.9
State	5.4	0.9	0.3
Foreign	(6.3)	(1.0)	0.9
Total deferred	22.4	10.3	23.1
Provision	$19.3	$40.4	$74.2
The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Year Ended December 31,
	2018	2017	2016
Statutory rate	21.0%	35.0%	35.0%
State taxes	3.1	2.5	1.7
Domestic production activities deduction	—	(2.1)	(2.1)
Changes in valuation allowances and reserves	(1.2)	1.3	0.7
Changes in tax reserves	(1.4)	0.8	0.4
Effect of Tax Cuts and Jobs Act	(1.6)	(5.0)	—
Prior year true-ups	(0.4)	(2.2)	(0.6)
Foreign adjustments	2.4	1.8	2.9
Other, net	(1.6)	(1.0)	(0.4)
Effective rate	20.3%	31.1%	37.6%
The Act was enacted on December 22, 2017. The Act reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-sourced earnings. For the year ended December 31, 2017, we recognized a provisional benefit of $6.2 million, primarily related to the impact of the Act on our deferred taxes. During the year ended December 31, 2018, we finalized the accounting for the enactment of the Act and recorded an additional $1.5 million benefit, primarily as a result of the true-up of our deferred taxes.
Income (loss) before income taxes for the years ended December 31, 2018, 2017, and 2016 was $106.6 million, $139.9 million, and $205.7 million, respectively, for U.S. operations, and $(11.6) million, $(9.8) million, and $(8.5) million, respectively, for foreign operations, principally Mexico and Canada. The Company provides deferred income taxes on the unrepatriated earnings of its foreign operations where it results in a deferred tax liability.

Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are as follows:

	December 31,
	2018	2017
	(in millions)
Deferred tax liabilities:
Depreciation, depletion, and amortization	$103.2	$32.6
Total deferred tax liabilities	103.2	32.6
Deferred tax assets:
Workers compensation, pensions, and other benefits	16.2	16.4
Warranties and reserves	2.2	1.2
Tax loss carryforwards and credits	31.0	6.8
Inventory	10.8	10.0
Accrued liabilities and other	(2.7)	2.7
Total deferred tax assets	57.5	37.1
Net deferred tax assets (liabilities) before valuation allowances	(45.7)	4.5
Valuation allowances	5.7	7.0
Net deferred tax assets (liabilities) before reserve for uncertain tax positions	(51.4)	(2.5)
Deferred tax assets included in reserve for uncertain tax positions	—	0.3
Adjusted net deferred tax assets (liabilities)	$(51.4)	$(2.2)
At December 31, 2018, the Company had $105.0 million of federal consolidated net operating loss carryforwards and $2.7 million of tax-effected state loss carryforwards remaining. In addition, the Company had $23.9 million of foreign net operating loss carryforwards that will begin to expire in the year 2034.
We have established a valuation allowance for federal, state, and foreign tax operating losses and credits that we have estimated may not be realizable.
Taxing authority examinations
We have various subsidiaries in Mexico that file separate tax returns and are subject to examination by taxing authorities at different times. The entities are generally open for their 2013 tax years and forward.
Unrecognized tax benefits
The change in unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016 was as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Beginning balance	$1.3	$7.4	$8.3
Additions for tax positions related to the current year	—	—	—
Additions for tax positions of prior years	0.1	0.2	—
Reductions for tax positions of prior years	—	—	(0.9)
Settlements	—	(6.0)	—
Expiration of statute of limitations	(0.9)	(0.3)	—
Ending balance	$0.5	$1.3	$7.4
The additions for tax positions of prior years of $0.1 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively, are due to foreign tax positions.
The reductions for tax positions of prior years of $0.9 million for the year ended December 31, 2016 related primarily to remeasured federal tax positions based upon new information that have been agreed to by the IRS. The corresponding deferred tax assets related to these positions have also been removed.
Settlements for the year ended December 31, 2017 were due to the resolution of our 2006-2009 tax years.
Expiration of statutes of limitations during the year ended December 31, 2018 relate to state and foreign tax returns. Expiration of statutes of limitations during the year ended December 31, 2017 relate to a foreign tax return.
The total amount of unrecognized tax benefits including interest and penalties at December 31, 2018 and 2017, that would affect the Company’s effective tax rate if recognized was $0.5 million and $1.9 million, respectively. There is a reasonable possibility that unrecognized federal and state tax benefits will decrease by $0.5 million by December 31, 2019 due to settlements and lapses in statutes of limitations for assessing tax years in which an extension was not requested by the taxing authority.
Arcosa accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of December 31, 2018 and 2017 was $0.0 million and $0.9 million, respectively. Income tax expense for the years ended December 31, 2018, 2017, and 2016 included decreases of $0.9 million, $1.5 million, and $0.6 million, respectively, with regard to interest expense and penalties related to uncertain tax positions.

Note 10. Employee Retirement Plans
The Company sponsors defined benefit plans and defined contribution profit sharing plans that provide retirement income and death benefits for eligible employees and retirees of the Company. For periods prior to the Separation, the participation of employees of the Company in defined benefit plans sponsored by Trinity is reflected in the combined financial statements as though the Company participated in a multiemployer plan with Trinity. The assets and liabilities of the defined benefit plans were retained by Trinity.
Prior to the Separation, the expenses of these benefit plans were allocated to Arcosa based on a review of personnel and personnel costs by business unit. A proportionate share of the cost is reflected in the combined financial statements.
In connection with the Separation, certain defined contribution profit sharing plans were separated into standalone plans for Arcosa and Trinity.
Total employee retirement plan expense, which includes related administrative expenses, was $10.4 million, $9.0 million, and $9.8 million for the years ended December 31, 2018, 2017, and 2016, respectively. Prior to the Separation, these costs were funded through intercompany transactions with Trinity which are reflected within the Former Parent's Net Investment balance on the accompanying combined balance sheet.
Multiemployer plan
The Company contributes to a multiemployer defined benefit pension plan under the terms of a collective-bargaining agreement that covers certain union-represented employees at one of the facilities of Meyer Utility Structures, a subsidiary of Arcosa. The risks of participating in a multiemployer plan are different from a single-employer plan in the following aspects:
•Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
•If a participating employer stops contributing to a multiemployer plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
•If the Company chooses to stop participating in the multiemployer plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
Our participation in the multiemployer plan for the year ended December 31, 2018 is outlined in the table below. The Pension Protection Act ("PPA") zone status at December 31, 2018 and 2017 is as of the plan years ended December 31, 2017 and 2016, respectively, and is obtained from the multiemployer plan's regulatory filings available in the public domain and certified by the plan's actuary. Among other factors, plans in the yellow zone are less than 80% funded while plans in the red zone are less than 65% funded. Federal law requires that plans classified in the yellow or red zones adopt a funding improvement plan in order to improve the financial health of the plan. The plan utilized an amortization extension and the funding relief provided under the Internal Revenue Code and under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act in determining the zone status. The Company's contributions to the multiemployer plan were less than 5% of total contributions to the plan. The last column in the table lists the expiration date of the collective bargaining agreement to which the plan is subject.

		PPA Zone Status			Contributions for Year Ended December 31,
Pension Fund	Employer Identification Number	2018	2017	Financial improvement plan status	2018	2017	2016	Surcharge imposed	Expiration date of collective bargaining agreement
					(in millions)
Boilermaker-Blacksmith National Pension Trust	48-6168020	Yellow	Yellow	Implemented	$2.1	$1.9	$2.3	No	June 30, 2019

ACG Pension Plan
In connection with the acquisition of ACG in December 2018, the Company assumed the assets and liabilities related to a defined benefit pension plan. As of December 31, 2018, the plan assets totaled $2.6 million and the projected benefit obligation totaled $2.3 million, for a net over funded status of $0.3 million, which is included in other assets on the Consolidated Balance Sheet. The net pension expense for the year ended December 31, 2018 was not significant. Employer contributions for the year ending December 31, 2019 for the pension plan are not expected to be significant.
Cash flows
Employer contributions to the 401(k) plan and the Supplemental Profit Sharing Plan for the year ending December 31, 2019 are expected to be $6.8 million, of which $1.2 million will be funded by Arcosa. The remainder will be funded by our Former Parent. Employer contributions for the year ending December 31, 2019 are expected to be $2.1 million for the multiemployer plan compared to $2.1 million contributed during 2018. Employer contributions for the ACG pension plan for the year ending December 31, 2019 are not expected to be significant.

Participants in the 401(k) plan are eligible to receive future retirement benefits through a company-funded annual retirement contribution provided through the Arcosa, Inc. Profit Sharing Plan. The contribution ranges from one to three percent of eligible compensation based on service. Both the annual retirement contribution and the company matching contribution are discretionary, requiring board approval, and are made annually with the investment of the funds directed by the participants.

Note 11. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the twelve months ended December 31, 2018, 2017, and 2016 are as follows:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2015	$(18.3)	$—	$(18.3)
Other comprehensive loss, net of tax, before reclassifications	(0.1)	—	(0.1)
Other comprehensive loss	(0.1)	—	(0.1)
Balances at December 31, 2016	(18.4)	—	(18.4)
Other comprehensive loss, net of tax, before reclassifications	(1.4)	—	(1.4)
Other comprehensive loss	(1.4)	—	(1.4)
Balances at December 31, 2017	(19.8)	—	(19.8)
Other comprehensive income (loss), net of tax, before reclassifications	—	(0.9)	(0.9)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $0.0, $0.0, and $0.0	3.0	—	3.0
Other comprehensive income	3.0	(0.9)	2.1
Balances at December 31, 2018	$(16.8)	$(0.9)	$(17.7)
Reclassifications of unrealized before-tax losses on derivative financial instruments are included in interest expense in the Consolidated and Combined Statements of Operations. The reclassifications of unrealized before-tax losses on currency translation adjustments for the year ended December 31, 2018 relates to the divestiture of certain Canadian operations and is included in the impairment charge recorded on these businesses in the Consolidated and Combined Statement of Operations.

Note 12. Stock-Based Compensation
Prior to the Separation, Arcosa employees participated in Trinity's equity incentive plans, including equity awards of restricted stock, restricted stock units, and performance-based restricted stock units in respect of Trinity common shares. Arcosa's Consolidated and Combined Financial Statements reflect compensation expense for these stock-based plans associated with the portion of the Trinity's equity incentive plans in which Arcosa employees participated.
Following the Separation, outstanding awards granted to Arcosa employees under Trinity's equity incentive plans were converted based on either the shareholder method or the concentration method. The shares or units converted using the shareholder method resulted in employees retaining their restricted shares or units in Trinity common stock and receiving one restricted Arcosa share or unit for every three restricted Trinity shares or units. The units converted using the concentration method were fully converted into Arcosa units using a conversion ratio based on the Volume Weighted Average Prices ("VWAP") of Trinity common stock for the 5 days prior to the Separation divided by the VWAP of Arcosa common stock for the 5 days following the Separation. The Arcosa units continue to vest in accordance with their original vesting schedules. There was no significant incremental stock-based compensation expense recorded as a result of the equity award conversions.
In connection with the Separation, effective November 1, 2018, the Board of Directors of Arcosa, Inc. (the "Board") adopted and Trinity, in its capacity as sole shareholder of Arcosa prior to the Separation, approved, the Arcosa Inc. 2018 Stock Option and Incentive Plan (the "Plan"). The Plan provides for the grant of equity awards, including stock options, restricted stock, restricted stock units, performance shares, and other performance-based awards, to our directors, officers, and employees. The maximum number of shares of Arcosa common stock that may be issued under the Plan is 4.8 million shares, which includes the shares granted under the Trinity equity incentive plans that were converted and assumed by Arcosa as a result of the Separation.
At December 31, 2018 we had 2.8 million shares available for grant. Any equity awards that have been granted under the Plan that are subsequently forfeited, canceled, or tendered to satisfy tax withholding obligations are added back to the shares available for grant.
The cost of employee services received in exchange for awards of equity instruments is referred to as share-based payments and is based on the grant date fair-value of those awards. Stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for share-based awards. The Company recognizes compensation expense for both the Arcosa awards and Trinity awards held by our employees. Stock-based compensation totaled $9.9 million, $9.0 million, and $10.5 million for the years ended December 31, 2018, 2017, and 2016, respectively.
The income tax benefit related to stock-based compensation expense was $2.6 million, $4.6 million, and $3.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Equity Awards
Equity awards outstanding as of December 31, 2018 consist of restricted stock, restricted stock units, and performance units and generally vest for periods ranging from one to fifteen years from the date of grant. Certain equity awards vest in their entirety upon the employee's retirement from the Company and may take into consideration the employee's age and years of service to the Company, as defined more specifically in the Company's award agreements. Equity awards granted to non-employee directors under the Plan generally vest one year from the grant date and are released at that time, in the case of restricted stock, or upon completion of the directors' service to the Company, in the case of restricted stock units. Expense related to equity awards issued to eligible employees and directors under the Plan is recognized ratably over the vesting period or to the date on which retirement eligibility is achieved, if shorter. Performance units vest and settle in shares of our common stock following the end of a three-year performance period contingent upon the achievement of specific performance goals during the performance period and certification by the Human Resources Committee of the Board of Directors of the achievement of the performance goals. Performance units are granted to employees based upon a target level of performance; however, depending upon the achievement of the performance goals during the performance period, performance units may be issued at an amount between 0% and 200% of the target level. Expense related to performance units is recognized ratably from their award date to the end of the performance period. Forfeitures are recognized as reduction to expense in the period in which they occur.
The activity for equity awards held by Arcosa employees from November 1, 2018 to December 31, 2018 was as follows:

	Trinity Equity Awards Held by Arcosa Employees	Arcosa Equity Awards Held by Arcosa Employees	Weighted Average Grant-Date Fair Value per Award
Equity awards outstanding at November 1, 2018	1,162,734	907,333	$20.34
Granted	—	163,053	28.92
Vested	(3,000)	(1,000)	35.65
Forfeited	(5,299)	(4,363)	25.93
Equity awards outstanding at December 31, 2018	1,154,435	1,065,023	$21.04
At December 31, 2018, unrecognized compensation expense related to equity awards totaled $25.6 million which will be recognized over a weighted average period of 5.2 years. The total vesting-date fair value of shares vested and released during the year ended December 31, 2018 was not significant.

Note 13. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income remaining after allocation to unvested restricted shares, which includes unvested restricted shares of Arcosa stock held by employees of the Former Parent, by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted earnings per common share includes the weighted average net impact of nonparticipating unvested restricted shares. For periods prior to the Separation, the denominator for basic and diluted net income per share was calculated using the 48.8 million shares of common stock outstanding immediately following the Separation. Total weighted average restricted shares and antidilutive stock options were 0.3 million shares, 0.0 million shares, and 0.0 million shares, for the years ended December 31, 2018, 2017, and 2016, respectively.
The computation of basic and diluted earnings per share follows.

	Year Ended December 31, 2018
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income	$75.7
Unvested restricted share participation	(0.2)
Net income – basic	75.5	48.8	$1.55
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.1
Net income – diluted	$75.5	48.9	$1.54

	Year Ended December 31, 2017
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income	$89.7
Unvested restricted share participation	—
Net income – basic	89.7	48.8	$1.84
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	—
Net income – diluted	$89.7	48.8	$1.84

	Year Ended December 31, 2016
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income	$123.0
Unvested restricted share participation	—
Net income – basic	123.0	48.8	$2.52
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	—
Net income – diluted	$123.0	48.8	$2.52

Note 14. Commitments and Contingencies
The Company is involved in claims and lawsuits incidental to our business arising from various matters including commercial disputes, alleged product defect and/or warranty claims, intellectual property matters, personal injury claims, environmental issues, employment and/or workplace-related matters, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties, is $1.3 million to $11.3 million. At December 31, 2018, total accruals of $5.1 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheet. The Company believes any additional liability would not be material to its financial position or results of operations.
Arcosa is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment. The Company has reserved $1.1 million, included in our total accruals of $5.1 million discussed above, to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company.
Other commitments
Non-cancelable purchase obligations amounted to $188.4 million as of December 31, 2018, of which $100.8 million is for the purchase of raw materials and components, primarily by the Energy Equipment and Transportation Products Groups.

Note 15. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in millions except per share data)

Revenues	$354.4	$353.0	$378.6	$374.4
Operating costs:
Cost of revenues	285.6	283.0	308.9	310.9
Selling, engineering, and administrative expenses	37.6	39.4	40.1	36.8
Impairment charge	—	—	23.2	—
Operating profit	31.2	30.6	6.4	26.7
Income before income taxes	30.2	29.4	6.6	28.8
Provision (benefit) for income taxes	8.0	6.8	3.4	1.1
Net income	$22.2	$22.6	$3.2	$27.7
Net income per common share(1):
Basic	$0.45	$0.46	$0.07	$0.56
Diluted	$0.45	$0.46	$0.07	$0.56

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in millions except per share data)

Revenues	$396.3	$352.7	$365.9	$347.5
Operating costs:
Costs of revenues	319.8	275.5	290.4	282.0
Selling, engineering, and administrative expenses	36.9	41.8	41.9	42.4
Impairment charge	—	—	—	—
Operating profit	39.6	35.4	33.6	23.1
Income before income taxes	38.4	36.4	33.8	21.5
Provision (benefit) for income taxes	14.8	14.5	13.2	(2.1)
Net income	$23.6	$21.9	$20.6	$23.6
Net income per common share(1):
Basic	$0.48	$0.45	$0.42	$0.48
Diluted	$0.48	$0.45	$0.42	$0.48
(1) For periods prior to the Separation, the denominator for basic and diluted net income per common share was calculated using the 48.8 million shares of common stock outstanding immediately following the Separation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures.
The Company maintains disclosure controls and procedures designed to ensure that it is able to collect and record the information it is required to disclose in the reports it files with the SEC, and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation of the Company's disclosure controls and procedures that took place as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to 1) ensure that the Company is able to collect, process, and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods and 2) accumulate and communicate this information to the Company's management, including its Chief Executive and Chief Financial Officers, to allow timely decisions regarding this disclosure.
Management's Report on Internal Control over Financial Reporting.
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly-public companies.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Proposal 1 - Election of Class I Directors” in the Company's Proxy Statement to be filed for the 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Executive Officers and Other Corporate Officers of the Company.” Information relating to the Board of Directors' determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407 (d)(5) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance - Board Meeting and Committees - Audit Committee” in the Company's 2019 Proxy Statement. Information regarding the Company's Audit Committee is incorporated by reference to the information set forth under the caption “Corporate Governance - Board Meetings and Committees - Audit Committee” in the Company's 2019 Proxy Statement. Information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the information set forth under the caption “Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's 2019 Proxy Statement.
The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers, and employees. The Code of Business Conduct and Ethics is on the Company's website at www.arcosa.com under “Governance Documents” within the “Investors-Governance” tab of our website. The Company intends to post any amendments or waivers for its Code of Business Conduct and Ethics to the Company's website at www.arcosa.com to the extent applicable to an executive officer, principal accounting officer, controller, or director of the Company.

Item 11. Executive Compensation.
Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Company's 2019 Proxy Statement. Information concerning compensation committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in the Company's 2019 Proxy Statement. Information about the compensation committee report is incorporated by reference to the information set forth under the caption “Executive Compensation - Human Resources Committee Report” in the Company's 2019 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's 2019 Proxy Statement, under the caption “Security Ownership - Security Ownership of Certain Beneficial Owners and Management.”
The following table sets forth information about Arcosa common stock that may be issued under Arcosa's equity compensation plan as of December 31, 2018.
Equity Compensation Plan Information

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by security holders:
Restricted stock units and performance units	1,049,537	(1)	$—	2,771,814	(2)
Equity compensation plans not approved by security holders	—			—
Total	1,049,537			2,771,814
____________

(1)
Represents shares underlying awards that have been granted under the 2018 Stock Option and Incentive Plan (the "Incentive Plan") (including Arcosa equity awards issued in respect of outstanding Trinity equity awards in connection with the Separation). Amounts are comprised of (a) 938,384 shares of common stock issuable upon the vesting and conversion of restricted stock units and (b) 111,153 shares of common stock issuable upon the vesting and conversion of performance units, assuming payout at target performance. The restricted stock units and performance units do not have an exercise price. The performance units are granted to employees based upon a target level; however, depending upon the achievement of certain specified goals during the performance period, performance units may be issued at an amount between 0% and 200% of the target level.

(2)
For purposes of calculating the number of shares remaining available for issuance under the Incentive Plan, this calculation reserves for issuance the potential maximum payout (200% of target) of the outstanding performance units. Upon certification of actual performance, reserved shares that are not issued will again be available for issuance under the Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related person transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in the Company's 2019 Proxy Statement. Information regarding the independence of directors is incorporated by reference to the information set forth under the caption “Corporate Governance-Independence of Directors” in the Company's 2019 Proxy Statement.

Item 14. Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the caption “Fees of Independent Registered Public Accounting Firm for Fiscal Year 2018” in the Company's 2019 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a) (1) Financial Statements.
See Item 8.
(2) Financial Statement Schedule.
All schedules are omitted because they are not required, not significant, not applicable, or the information is shown in the financial statements or the notes to consolidated financial statements.
(3) Exhibits.

NO.	DESCRIPTION
2.1
Separation and Distribution Agreement, dated as of October 31, 2018, by and between Trinity Industries, Inc. and Arcosa, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed November 1, 2018, File No. 001-38494)

2.2
Purchase Agreement and Plan of Merger, dated November 14, 2018, by and among Arcosa Materials, Inc., Arcosa MS1, LLC, Harrison Gypsum Holdings, LLC, H.I.G. - HGC, LLC, and H.I.G. - HGC, LLC, not individually but solely in its capacity as the Representative. (The schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A list of the schedules and exhibits is contained in the Purchase Agreement and will be furnished to the Securities and Exchange Commission upon request) (filed herewith)

3.1	Restated Certificate of Incorporation of Arcosa, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on FormS-8, filed on October 31, 2018, File No. 333-228098)
3.2	Amended and Restated Bylaws of Arcosa, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-8, filed on October 31, 2018, File No. 333-228098)
10.1
Transition Services Agreement, dated as of October 31, 2018, by and between Trinity Industries, Inc. and Arcosa, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 1, 2018, File No. 001-38494)

10.2
Tax Matters Agreement, dated as of October 31, 2018, by and between Trinity Industries, Inc. and Arcosa, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 1, 2018, File No. 001-38494)

10.3
Employee Matters Agreement, dated as of October 31, 2018, by and between Trinity Industries, Inc. and Arcosa, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 1, 2018, File No. 001-38494)

10.4
Intellectual Property Matters Agreement, dated as of October 31, 2018, by and between Trinity Industries, Inc. and Arcosa, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 1, 2018, File No. 001-38494)

10.5
Credit Agreement, dated as of November 1, 2018, by and among Arcosa, Inc. as borrower, the lenders party thereto, JPMorgan Chase Bank, National Association, as administration agent, Bank of America, N.A., as syndication agent and Branch Banking & Trust Company, SunTrust Bank and Wells Fargo Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed November 1, 2018, File No. 001-38494)

10.6
Amendment No. 1 to Credit Agreement, dated as of December 18, 2018, by and among Arcosa, Inc. as borrower, the lenders party thereto, and JPMorgan Chase Bank, National Association, as administration agent (filed herewith)

*10.7	Arcosa, Inc. 2018 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed on October 31, 2018, File No. 333-228098)
*10.8	Arcosa, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed November 1, 2018, File No. 001-38494)
*10.9	Arcosa, Inc. 2018 Deferred Plan for Director Fees (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed November 1, 2018, File No. 001-38494)
*10.10	Arcosa, Inc. Supplemental Profit Sharing Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed November 1, 2018, File No. 001-38494)
*10.11	Form of Non-Employee Director Restricted Stock Grant Agreement (filed herewith)
*10.12	Form of Restricted Stock Unit Grant Agreement (filed herewith)
*10.13	Arcosa, Inc. Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 12, 2018, File No. 001-38494)

*10.14
Form of Former Parent Restricted Stock Grant Agreement for grants issued prior to 2008 (incorporated by reference to Exhibit 10.7.1 to Trinity Industries, Inc. Annual Report on Form 10-K for the annual period ended December 31, 2018).

*10.15
Form of Former Parent Restricted Stock Grant Agreement for grants issued commencing 2008 (incorporated by reference to Exhibit 10.7.1.1 to Trinity Industries, Inc. Annual Report on Form 10-K for the annual period ended December 31, 2018).

*10.16
Form of Former Parent Restricted Stock Unit Agreement for Non-Employee Directors for grants issued prior to 2008 (incorporated by reference to Exhibit 10.7.2 to Trinity Industries, Inc. Annual Report on Form 10-K for the annual period ended December 31, 2018).

*10.17
Form of Former Parent Restricted Stock Unit Agreement for Non-Employee Directors for grants issued commencing 2008 (incorporated by reference to Exhibit 10.7.2.1 to Trinity Industries, Inc. Annual Report on Form 10-K for the annual period ended December 31, 2018).

*10.18
Form of Former Parent Performance Restricted Stock Unit Grant Agreement for grants issued commencing 2011 through 2016 (incorporated by reference to Exhibit 10.10.6 to Trinity Industries, Inc. Annual Report on Form 10-K for the annual period ended December 31, 2016).

*10.19	Form of Former Parent Restricted Stock Unit Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.2 to Trinity Industries, Inc. Form 8-K filed on May 3, 2017).
*10.20
Form of Former Parent Performance-Based Restricted Stock Unit Grant Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.3 to Trinity Industries, Inc. Form 8-K filed on May 3, 2017).

*10.21
Form of Former Parent Non-Employee Director Restricted Stock Grant Agreement for grants issued commencing 2017 (incorporate by reference to Exhibit 10.5 to Trinity Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017).

*10.22
Form of Former Parent Non-Employee Director Restricted Stock Unit Agreement for grants issued commencing 2017 (incorporate by reference to Exhibit 10.6 to Trinity Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017).

21.0	Listing of subsidiaries of Arcosa, Inc. (filed herewith)
23.0	Consent of Ernst & Young LLP (filed herewith)
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith)
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
95.0	Mine Safety Disclosure Exhibit (filed herewith)
101.INS	XBRL Instance Document (filed electronically herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)
* Management contracts and compensatory plan arrangements

Item 16. Form 10-K Summary.
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCOSA, INC.	By	/s/ Scott C. Beasley
Registrant
Scott C. Beasley
Chief Financial Officer
February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Antonio Carrillo	President and Chief Executive Officer and Director	February 28, 2019
Antonio Carrillo	(Principal Executive Officer)

/s/ Scott C. Beasley	Chief Financial Officer	February 28, 2019
Scott C. Beasley	(Principal Financial Officer)

/s/ Mary E. Henderson	Chief Accounting Officer	February 28, 2019
Mary E. Henderson	(Principal Accounting Officer)

/s/ Rhys J. Best	Non-Executive Chairman	February 28, 2019
Rhys J. Best

/s/ Joseph Alvarado	Director	February 28, 2019
Joseph Alvarado

/s/ David W. Biegler	Director	February 28, 2019
David W. Biegler

/s/ Jeffrey A. Craig	Director	February 28, 2019
Jeffrey A. Craig

/s/ Ronald J. Gafford	Director	February 28, 2019
Ronald J. Gafford

/s/ John W. Lindsay	Director	February 28, 2019
John W. Lindsay

/s/ Douglas L. Rock	Director	February 28, 2019
Douglas L. Rock

/s/ Melanie Trent	Director	February 28, 2019
Melanie Trent