Form 10-Q
period 2019-03-31
Arcosa, Inc.
filed 2019-05-03
CIK 1739445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.01 par value)	ACA	New York Stock Exchange
At April 15, 2019 the number of shares of common stock outstanding was 48,349,198.

ARCOSA, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Arcosa, Inc. and Subsidiaries
Consolidated and Combined Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Revenues	$410.9	$354.4
Operating costs:
Cost of revenues	332.8	285.6
Selling, engineering, and administrative expenses	40.8	37.6
	373.6	323.2
Total operating profit	37.3	31.2

Interest expense	1.9	—
Other, net (income) expense	(0.2)	1.0
Income before income taxes	35.6	30.2

Provision for income taxes	7.9	8.0

Net income	$27.7	$22.2

Net income attributable to Arcosa, Inc. per common share:
Basic	$0.57	$0.45
Diluted	$0.56	$0.45
Weighted average number of shares outstanding(1):
Basic	47.9	48.8
Diluted	48.5	48.8
Dividends declared per common share	$0.05	$—
(1) For periods prior to the Separation, the denominator for basic and diluted net income per common share was calculated using the 48.8 million shares of common stock outstanding immediately following the Separation.

See accompanying notes to consolidated and combined financial statements.

Arcosa, Inc. and Subsidiaries
Consolidated and Combined Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net income	$27.7	$22.2
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized losses arising during the period, net of tax expense (benefit) of ($0.2) and $0.0	(1.0)	—
Reclassification adjustments for losses included in net income, net of tax expense (benefit) of $0.0 and $0.0	0.1	—
Currency translation adjustment:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of ($0.2) and $0.0	0.3	0.3
	(0.6)	0.3
Comprehensive income	$27.1	$22.5
See accompanying notes to consolidated and combined financial statements.

Arcosa, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$118.0	$99.4
Receivables, net of allowance	206.2	291.4
Inventories:
Raw materials and supplies	131.3	128.4
Work in process	42.6	33.3
Finished goods	97.6	90.8
	271.5	252.5
Other	22.1	23.7
Total current assets	617.8	667.0

Property, plant, and equipment, net	801.9	803.0
Goodwill	616.3	615.2
Deferred income taxes	7.3	6.9
Other assets	99.5	80.1
	$2,142.8	$2,172.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$79.3	$86.2
Accrued liabilities	164.7	146.2
Current portion of long-term debt	1.8	1.8
Total current liabilities	245.8	234.2

Debt	103.3	183.7
Deferred income taxes	61.7	58.3
Other liabilities	26.8	11.5
	437.6	487.7
Stockholders’ equity:
Common stock – 200.0 shares authorized	0.5	0.5
Capital in excess of par value	1,690.2	1,685.7
Retained earnings	44.7	19.5
Accumulated other comprehensive loss	(18.3)	(17.7)
Treasury stock	(11.9)	(3.5)
	1,705.2	1,684.5
	$2,142.8	$2,172.2
See accompanying notes to consolidated and combined financial statements.

Arcosa, Inc. and Subsidiaries
Consolidated and Combined Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Operating activities:
Net income	$27.7	$22.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	19.8	17.1
Stock-based compensation expense	3.4	2.2
Provision for deferred income taxes	3.4	2.7
Gains on dispositions of property and other assets	(0.4)	(0.1)
(Increase) decrease in other assets	(1.2)	0.8
Increase (decrease) in other liabilities	1.9	(0.4)
Other	(1.2)	—
Changes in current assets and liabilities:
(Increase) decrease in receivables	85.2	35.5
(Increase) decrease in inventories	(17.5)	14.5
(Increase) decrease in other current assets	1.6	1.6
Increase (decrease) in accounts payable	(6.9)	(0.3)
Increase (decrease) in accrued liabilities	9.2	(6.2)
Net cash provided by operating activities	125.0	89.6

Investing activities:
Proceeds from dispositions of property and other assets	0.7	0.7
Capital expenditures	(18.0)	(7.6)
Acquisitions, net of cash acquired	—	(25.0)
Net cash required by investing activities	(17.3)	(31.9)

Financing activities:
Payments to retire debt	(80.4)	—
Shares repurchased	(6.0)	—
Dividends paid to common shareholders	(2.5)	—
Purchase of shares to satisfy employee tax on vested stock	(0.2)	—
Net transfers from/(to) Former Parent and affiliates	—	(54.8)
Holdback payment from acquisition	—	(3.0)
Net cash required by financing activities	(89.1)	(57.8)
Net increase (decrease) in cash and cash equivalents	18.6	(0.1)
Cash and cash equivalents at beginning of period	99.4	6.8
Cash and cash equivalents at end of period	$118.0	$6.7
See accompanying notes to consolidated and combined financial statements.

Arcosa, Inc. and Subsidiaries
Consolidated and Combined Statements of Stockholders' Equity
(unaudited)

	Former Parent's Net Investment	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
		Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at December 31, 2017	$1,427.7	—	$—	$—	$—	$(19.8)	—	$—	$1,407.9
Cumulative effect of adopting new accounting standards (see Note 1)	(4.0)	—	—	—	—	—	—	—	(4.0)
Net income	22.2	—	—	—	—	—	—	—	22.2
Other comprehensive income	—	—	—	—	—	0.3	—	—	0.3
Net transfers from parent and affiliates	(56.2)	—	—	—	—	—	—	—	(56.2)
Restricted shares, net	2.2	—	—	—	—	—	—	—	2.2
Balances at March 31, 2018	$1,391.9	—	$—	$—	$—	$(19.5)	—	$—	$1,372.4

Balances at December 31, 2018	$—	48.8	$0.5	$1,685.7	$19.5	$(17.7)	(0.1)	$(3.5)	$1,684.5
Net income	—	—	—	—	27.7	—	—	—	27.7
Other comprehensive income	—	—	—	—	—	(0.6)	—	—	(0.6)
Cash dividends on common stock	—	—	—	—	(2.5)	—	—	—	(2.5)
Restricted shares, net	—	—	—	3.6	—	—	—	(0.4)	3.2
Shares repurchased	—	—	—	—	—	—	(0.3)	(8.0)	(8.0)
Other	—	—	—	0.9	—	—	—	—	0.9
Balances at March 31, 2019	$—	48.8	$0.5	$1,690.2	$44.7	$(18.3)	(0.4)	$(11.9)	$1,705.2
See accompanying notes to consolidated and combined financial statements.

Arcosa, Inc. and Subsidiaries
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Note 1. Overview and Summary of Significant Accounting Policies
Basis of Presentation
On November 1, 2018, Arcosa, Inc. and its consolidated subsidiaries (“Arcosa,” the “Company,” “we,” or “our”) became an independent publicly-traded company as a result of the distribution by Trinity Industries, Inc. (“Trinity” or “Former Parent”) of 100% of the outstanding shares of Arcosa, Inc. to Trinity’s stockholders (the “Separation”). Trinity stockholders received one share of Arcosa, Inc. common stock for every three shares of Trinity common stock held as of 5:00 p.m. local New York City time on October 17, 2018, the record date for the distribution. The transaction was structured to be tax-free to both Trinity and Arcosa stockholders for U.S. federal income tax purposes.
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
All normal and recurring adjustments necessary for a fair presentation of the financial position of the Company and the results of operations and cash flows have been made in conformity with GAAP. All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, the results of operations for the three months ended March 31, 2019 may not be indicative of expected results of operations for the year ending December 31, 2019. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated and combined financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2018.
Relationship with Former Parent and Related Entities
Prior to the Separation, Arcosa was managed and operated in the normal course of business with other business units of Trinity. The accompanying combined financial results for periods prior to the Separation include sales and purchase transactions with Trinity and its subsidiaries in addition to certain shared costs which have been allocated to Arcosa and reflected as expenses in the Combined Statements of Operations. Transactions and allocations between Trinity and Arcosa are reflected in the Combined Statements of Cash Flows as a financing activity in Net transfers from/(to) Former Parent and affiliates. All transactions and allocations between Trinity and Arcosa prior to the Separation have been deemed paid between the parties, in cash, in the period in which the transaction or allocation was recorded in the Combined Financial Statements. Disbursements and cash receipts were made through centralized accounts payable and cash collection systems, respectively, which were operated by Trinity. As cash was disbursed and received by Trinity, it was accounted for by Arcosa through the Former Parent's net investment account. Allocations of current income taxes receivable or payable prior to the Separation were deemed to have been remitted to Arcosa or Trinity, respectively, in cash, in the period to which the receivable or payable applies.
Corporate Costs/Allocations
Prior to the Separation, the combined financial results include an allocation of costs related to certain corporate functions incurred by Trinity for services that were provided to or on behalf of Arcosa. Corporate costs have been allocated to Arcosa using methods management believes are consistent and reasonable. Such cost allocations to Arcosa consisted of (1) shared service charges and (2) corporate overhead costs. Shared service charges consisted of monthly charges to each Trinity business unit for certain corporate functions such as information technology, human resources, and legal based on usage rates and activity units. Corporate overhead costs consisted of costs not previously allocated to Trinity's business units and were allocated to Arcosa based on an analysis of each cost function and the relative benefits received by Arcosa for the period. Corporate overhead costs allocated to Arcosa prior to the Separation totaled $7.7 million for the three months ended March 31, 2018. Corporate overhead costs are included in selling, engineering, and administrative expenses in the accompanying Consolidated and Combined Statements of Operations. Also see Note 4 Segment Information.

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
Other Transactions with Trinity Businesses
For the three months ended March 31, 2018, the Company had sales to Trinity businesses of $43.5 million and purchases from Trinity businesses of $12.8 million. Subsequent to the Separation, Trinity is no longer considered a related entity.
Stockholders' Equity
In December 2018, the Company’s Board of Directors authorized a $50 million share repurchase program effective December 5, 2018 through December 31, 2020. Under the program, the Company repurchased 269,574 shares at a cost of $8.0 million during the three months ended March 31, 2019, leaving a remaining authorization of $39.0 million. Certain shares of stock repurchased during March 2019, totaling $2.0 million, were cash settled in April 2019 in accordance with normal settlement practices.
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
Energy Equipment Group
Within the Energy Equipment Group, revenue is recognized for our wind tower and certain utility structure product lines over time as the products are manufactured using an input approach based on the costs incurred relative to the total estimated costs of production. We recognize revenue over time for these products as they are highly customized to the needs of an individual customer resulting in no alternative use to the Company if not purchased by the customer after the contract is executed, and we have the right to bill the customer for our work performed to date plus at least a reasonable profit margin for work performed. As of March 31, 2019, we had a contract asset of $20.4 million related to these contracts, compared to $44.0 million at December 31, 2018. For all other products, revenue is recognized when the customer has accepted the product and legal title of the product has passed to the customer.
Transportation Products Group
The Transportation Products Group recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.

Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of March 31, 2019 and the percentage of the outstanding performance obligations as of March 31, 2019 expected to be delivered during the remainder of 2019:

	Unsatisfied performance obligations at March 31, 2019
	Total Amount	Percent expected to be delivered in 2019
	(in millions)
Energy Equipment Group:
Wind towers and utility structures	$549.2	58%
Other	$53.0	95%

Transportation Products Group:
Inland barges	$383.9	67%
All unsatisfied performance obligations beyond 2019 are expected to be delivered during 2020.
Income Taxes
Prior to the Separation, the Company’s operating results were included in the Former Parent’s various consolidated U.S. federal and state income tax returns, as well as non-U.S. tax filings. In the Company’s Combined Financial Statements for the periods prior to the Separation, income tax expense and deferred tax balances have been recorded as if the Company filed tax returns on a standalone basis separate from the Former Parent. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone enterprise for the periods presented.
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
Financial Instruments
The Company considers all highly liquid debt instruments to be cash and cash equivalents if purchased with a maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and receivables. The Company currently places its cash investments primarily in bank deposits and highly-rated money market funds, and its investment policy limits the amount of credit exposure to any one commercial issuer. We seek to limit concentrations of credit risk with respect to receivables with control procedures that monitor the credit worthiness of customers, the large number of customers in the Company's customer base, and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected collectibility of all receivables. Receivable balances determined to be uncollectible are charged against the allowance. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.
Derivative Instruments
The Company may, from time to time, use derivative instruments to mitigate the impact of changes in interest rates or changes in foreign currency exchange rates. For derivative instruments designated as hedges, the Company formally documents the relationship between the derivative instrument and the hedged item, as well as the risk management objective and strategy for the use of the derivative instrument. This documentation includes linking the derivative to specific assets or liabilities on the balance sheet, commitments, or forecasted transactions. At the time a derivative instrument is entered into, and at least quarterly thereafter, the Company assesses whether the derivative instrument is effective in offsetting the changes in fair value or cash flows of the hedged item. Any change in the fair value of the hedged instrument is recorded in accumulated other comprehensive loss (“AOCL”) as a separate component of stockholders' equity and reclassified into earnings in the period during which the hedged transaction affects earnings. The Company monitors its derivative positions and the credit ratings of its counterparties and does not anticipate losses due to counterparties' non-performance.

Recent Accounting Pronouncements
Recently adopted accounting pronouncements
Effective as of January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”) which provides common revenue recognition guidance for GAAP. Under ASU 2014-09, an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. It also requires additional detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.
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
Effective as of January 1, 2019, the Company adopted Accounting Standards Update No. 2016-02, “Leases”, (“ASU 2016-02”) which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The Company elected to use the optional transition method that allows the Company to apply the provisions of the standard at the effective date without adjusting the comparative prior periods. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification. The cumulative effect of adopting the standard on the opening balance of retained earnings was not significant.
The primary impact of adopting the standard was the recognition of a right-of-use asset and corresponding lease liability for our operating leases included in other assets and other liabilities, respectively, on the Consolidated Balance Sheet. See Note 8 Leases for further discussion.
The Company has implemented processes and a lease accounting system to ensure adequate internal controls were in place to assess our contracts and enable proper accounting and reporting of financial information upon adoption.
Recently issued accounting pronouncements not yet adopted
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses”, (“ASU 2016-13”) which amends the existing accounting guidance for recognizing credit losses on financial assets and certain other instruments not measured at fair value through net income, including financial assets measured at amortized cost, such as trade receivables and contract assets. ASU 2016-13 replaces the existing incurred loss impairment model with an expected credit loss model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the asset. The new guidance is expected to result in earlier recognition of credit losses. ASU 2016-13 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently assessing the effects of the new standard, including its impact on our Consolidated Financial Statements.

Note 2. Acquisitions and Divestitures
Acquisitions
There was no acquisition activity during the three months ended March 31, 2019.
In March 2018, we completed the acquisition of certain assets of an inland barge business with a purchase price and net cash paid of $25.0 million. The acquisition was recorded as a business combination based on valuations of the acquired assets at their acquisition date fair value using level three inputs, defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. The valuation resulted in the recognition of $9.5 million of goodwill in our Transportation Products Group. Such assets were not significant in relation to assets at the combined or segment level.
With regard to the acquisition of ACG Materials (“ACG”) in December 2018, the purchase price allocation continues to be preliminary as of March 31, 2019. We expect to complete our purchase price allocation as soon as reasonably possible not to exceed one year from the acquisition date. Adjustments to the preliminary purchase price allocation could be material to the purchase price allocation, particularly with respect to our preliminary estimates of depletable land and deferred income taxes. The following table represents our preliminary purchase price allocation as of March 31, 2019:

March 31, 2019
(in millions)
Accounts receivable	$23.7
Inventories	12.5
Property, plant, and equipment	83.4
Depletable land	137.1
Goodwill	112.5
Other assets	5.5
Accounts payable	(10.2)
Accrued and other liabilities	(14.3)
Finance lease liability	(5.3)
Deferred income taxes	(35.8)
Total net assets acquired	$309.1
Divestitures
There was no divestiture activity for the three months ended March 31, 2019 and 2018.

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of March 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents	$60.0	$—	$—	$60.0
Total assets	$60.0	$—	$—	$60.0

Liabilities:
Interest rate hedge(1)	$—	$2.4	$—	$2.4
Total liabilities	$—	$2.4	$—	$2.4

	Fair Value Measurement as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents	$30.0	$—	$—	$30.0
Total assets	$30.0	$—	$—	$30.0

Liabilities:
Interest rate hedge(1)	$—	$1.2	$—	$1.2
Total liabilities	$—	$1.2	$—	$1.2
(1) Included in other liabilities on the Consolidated Balance Sheets.

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

Note 4. Segment Information
The Company reports operating results in three principal business segments:
Construction Products. The Construction Products segment produces and sells construction aggregates including natural aggregates and specialty materials and manufactures and sells construction site support equipment including trench shields and shoring products and services for infrastructure-related projects.
Energy Equipment. The Energy Equipment segment manufactures and sells products for energy-related businesses, including structural wind towers, steel utility structures for electricity transmission and distribution, and storage and distribution tanks.
Transportation Products. The Transportation Products segment manufactures and sells products for the inland waterway including barges and barge-related products and steel components for railcars and other transportation and industrial equipment.
The financial information for these segments is shown in the tables below. We operate principally in North America.

	Three Months Ended March 31,
	Revenues		Operating Profit (Loss)
	2019	2018	2019	2018
	(in millions)
Construction aggregates	$88.4	$52.6
Other	17.6	17.6
Construction Products Group	106.0	70.2	$11.3	$12.4

Wind towers and utility structures	158.6	147.5
Other	50.5	48.8
Energy Equipment Group	209.1	196.3	28.2	17.5

Inland barges	49.4	30.8
Steel components	48.1	58.5
Transportation Products Group	97.5	89.3	8.3	9.0

All Other	—	—	—	—

Segment Totals before Eliminations and Corporate	412.6	355.8	47.8	38.9
Corporate	—	—	(10.5)	(7.7)
Eliminations	(1.7)	(1.4)	—	—
Consolidated and Combined Total	$410.9	$354.4	$37.3	$31.2

Note 5. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
	(in millions)
Land(1)	$316.6	$316.5
Buildings and improvements	271.0	267.5
Machinery and other	726.8	715.9
Construction in progress	31.4	28.8
	1,345.8	1,328.7
Less accumulated depreciation	(543.9)	(525.7)
	$801.9	$803.0
(1) Includes depletable land of $202.0 million as of March 31, 2019 and $201.9 million as of December 31, 2018.

Note 6. Goodwill
Goodwill by segment is as follows:

	March 31, 2019	December 31, 2018
	(in millions)
Construction Products Group	$172.8	$171.7
Energy Equipment Group	416.9	416.9
Transportation Products Group	26.6	26.6
	$616.3	$615.2
The increase in the Construction Products Group goodwill during the three months ended March 31, 2019 is due to a refinement of the purchase price allocation for ACG. See Note 2 Acquisitions and Divestitures.

Note 7. Debt
The following table summarizes the components of debt as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in millions)
Revolving credit facility	$100.0	$180.0
Finance leases	5.1	5.5
Total debt	$105.1	$185.5
On November 1, 2018, the Company entered into a $400.0 million unsecured revolving credit facility that matures in November 2023.  The interest rates under the facility are variable based on LIBOR or an alternate base rate plus a margin that is determined based on Arcosa’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio, which is currently set at LIBOR plus 1.25%. A commitment fee accrues on the average daily unused portion of the revolving credit facility at the current rate of 0.20%.
As of March 31, 2019, we had $100.0 million of outstanding loans borrowed and $47.5 million of letters of credit issued under the facility, leaving $252.5 million available. Of the outstanding letters of credit as of March 31, 2019, $46.9 million are expected to expire in 2019, with the remainder in 2020. The majority of our letter of credit obligations support the Company’s various insurance programs and warranty claims and generally renew by their terms each year.
The Company's revolving credit facility requires the maintenance of certain ratios related to leverage and interest coverage. As of March 31, 2019, we were in compliance with all such financial covenants. Borrowings under the credit facility are guaranteed by certain wholly-owned subsidiaries of the Company.
The carrying value of borrowings under our revolving credit facility approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input). See Note 3 Fair Value Accounting.
As of March 31, 2019, the Company had $1.3 million of unamortized debt issuance costs related to the revolving credit facility, which are included in other assets on the Consolidated Balance Sheet.
The remaining principal payments under existing debt agreements as of March 31, 2019 are as follows:

	2019	2020	2021	2022	2023	Thereafter
	(in millions)
Revolving credit facility	$—	$—	$—	$—	$100.0	$—
Interest rate hedges
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in 2023, to reduce the effect of changes in the variable interest rates associated with borrowings under the revolving credit facility. The instrument carried an initial notional amount of $100.0 million, thereby hedging the first $100.0 million of borrowings under the credit facility. The instrument effectively fixes the LIBOR component of the credit facility borrowings at 2.71%. As of March 31, 2019, the Company has recorded a liability of $2.4 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive loss. See Note 3 Fair Value Accounting.

Note 8. Leases
We have various leases primarily for office space and certain equipment. At inception, we determine if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. For leases that contain options to purchase, terminate, or extend, such options are included in the lease term when it is reasonably certain that the option will be exercised. Some of the Company's lease arrangements contain lease components and non-lease components which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases.
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at commencement date in determining the present value of lease payments.
Operating Leases
The following table presents information about the amount, timing, and uncertainty of cash flows arising from the Company's operating leases as of March 31, 2019.

March 31, 2019
(in millions)
Maturity of Lease Liabilities
2019 (remaining)	$5.4
2020	5.8
2021	3.4
2022	2.3
2023	1.8
Thereafter	7.6
Total undiscounted operating lease payments	26.3
Less imputed interest	(3.7)
Present value of operating lease liabilities	$22.6

Balance Sheet Classification
Other assets	$19.6

Accrued liabilities	$6.2
Other liabilities	16.4
Total operating lease liabilities	$22.6

Other Information
Weighted average remaining lease term	5.8 years
Weighted average discount rate	4.8%
Operating lease costs were $2.0 million during the three months ended March 31, 2019. Costs related to variable lease rates or leases with terms less than twelve months were not significant.
Cash paid for amounts included in the measurement of operating lease liabilities was $2.0 million during the three months ended March 31, 2019 and is included in operating cash flows. There were no additional right-of-use assets recognized as non-cash asset additions that resulted from new operating lease liabilities during the three months ended March 31, 2019.
Finance Leases
Finance leases are included in Property, Plant, and Equipment, net and Debt on the consolidated balance sheets. The associated amortization expense and interest expense are included in depreciation and interest expense, respectively, on the consolidated income statements. These leases are not material to the consolidated financial statements as of March 31, 2019.

Note 9. Other, Net
Other, net (income) expense consists of the following items:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Interest income	$(0.3)	$—
Foreign currency exchange transactions	0.5	1.0
Other	(0.4)	—
Other, net (income) expense	$(0.2)	$1.0

Note 10. Income Taxes
For interim income tax reporting, we estimate our annual effective tax rate and apply it to our year to date ordinary income (loss). Tax jurisdictions with a projected or year to date loss for which a tax benefit cannot be realized are excluded. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. We have open tax years from 2013 to 2018 with various significant tax jurisdictions.
For the three months ended March 31, 2019, the effective tax rate of 22.2% was higher than the U.S. federal statutory rate of 21.0% due primarily to state taxes partially offset by foreign tax benefits. For the three months ended March 31, 2018, the effective tax rate of 26.5% was higher than the U.S. federal statutory tax rate of 21.0% due primarily to state taxes and changes made to valuation allowances.

Note 11. Employee Retirement Plans
Total employee retirement plan expense, which includes related administrative expenses, was $2.7 million and $2.5 million for the three months ended March 31, 2019 and 2018, respectively. Prior to the Separation, these costs were funded through intercompany transactions with Trinity.
The Company participates in a multiemployer defined benefit plan under the terms of a collective-bargaining agreement that covers certain union-represented employees. The Company contributed $0.5 million and $0.6 million to the multiemployer plan for the three months ended March 31, 2019 and 2018, respectively. Total contributions to the multiemployer plan for 2019 are expected to be approximately $2.0 million.
In connection with the acquisition of ACG in December 2018, the Company assumed the assets and liabilities related to a defined benefit pension plan. Employer contributions for 2019 are not expected to be significant.

Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018 are as follows:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2017	$(19.8)	$—	$(19.8)
Other comprehensive income (loss), net of tax, before reclassifications	0.3	—	0.3
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $0.0, $0.0, and $0.0	—	—	—
Other comprehensive income (loss)	0.3	—	0.3
Balances at March 31, 2018	$(19.5)	$—	$(19.5)

Balances at December 31, 2018	$(16.8)	$(0.9)	$(17.7)
Other comprehensive income (loss), net of tax, before reclassifications	0.3	(1.0)	(0.7)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $0.0, $0.0 and $0.0	—	0.1	0.1
Other comprehensive income (loss)	0.3	(0.9)	(0.6)
Balances at March 31, 2019	$(16.5)	$(1.8)	$(18.3)

Note 13. Stock-Based Compensation
Stock-based compensation totaled approximately $3.4 million and $2.2 million for the three months ended March 31, 2019 and 2018, respectively.
For periods prior to the Separation, Arcosa's Combined Financial Statements reflect compensation expense for stock-based plans associated with the portion of the Former Parent's equity incentive plans in which Arcosa employees participated.

Note 14. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income remaining after allocation to unvested restricted shares, which includes unvested restricted shares of Arcosa stock held by employees of the Former Parent, by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted earnings per common share includes the weighted average net impact of nonparticipating unvested restricted shares. For periods prior to the Separation, the denominator for basic and diluted net income per share was calculated using the 48.8 million shares of common stock outstanding immediately following the Separation. Total weighted average restricted shares were 1.7 million for the three months ended March 31, 2019. There were no weighted average restricted shares prior to the Separation.
The computation of basic and diluted earnings per share follows.

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income	$27.7			$22.2
Unvested restricted share participation	(0.3)			—
Net income – basic	27.4	47.9	$0.57	22.2	48.8	$0.45
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.6		—	—
Net income – diluted	$27.4	48.5	$0.56	$22.2	48.8	$0.45

Note 15. Contingencies
The Company is involved in claims and lawsuits incidental to our business arising from various matters including commercial disputes, alleged product defect and/or warranty claims, intellectual property matters, personal injury claims, environmental issues, employment and/or workplace-related matters, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $1.3 million to $11.3 million. At March 31, 2019, total accruals of $5.0 million, including environmental matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheet. The Company believes any additional liability would not be material to its financial position or results of operations.

Arcosa is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment. The Company has reserved $1.1 million as of March 31, 2019, included in our total accruals of $5.0 million discussed above, to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company.

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
•Separation from Trinity
•Basis of Historical Presentation
•Executive Summary
•Results of Operations
•Liquidity and Capital Resources
•Recent Accounting Pronouncements
•Forward-Looking Statements
Our MD&A should be read in conjunction with the Consolidated and Combined Financial Statements of Arcosa, Inc. and subsidiaries (“Arcosa,” “Company,” “we,” and “our”) and related Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Consolidated and Combined Financial Statements and related Notes in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report on Form 10-K”).
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
Trinity continues to provide some general and administrative functions on a transitional basis for a fee following the Separation.
Executive Summary
Financial and Operational Highlights
The Company's revenues for the three months ended March 31, 2019 increased 15.9% to $410.9 million compared to the same period in 2018. Operating profit for the three months ended March 31, 2019 totaled $37.3 million, representing an increase of 19.6% from the same period in 2018. Revenues in our Construction Products Group increased for the three months ended March 31, 2019 compared to the same period last year primarily due to increased volumes from the December 2018 acquisition of ACG, slightly offset by lower pricing and changes in product mix in our legacy businesses. Operating profit for the group decreased primarily due to the decrease in revenues in the legacy businesses. The Energy Equipment Group recorded higher revenues and operating profit for the three months ended March 31, 2019 primarily due to higher unit volume and pricing in its wind towers and utility structures business partially offset by the loss of revenues from businesses divested in 2018. Revenues from the Transportation Products Group increased for the three months ended March 31, 2019 when compared to the same period last year primarily resulting from higher barge deliveries, while operating profit for the group decreased during the period partially due to start-up costs incurred related to the re-opening of a previously idled barge facility.

Selling, engineering, and administrative expenses increased by 8.5% for the three months ended March 31, 2019 when compared to the prior year period largely due to additional costs from the acquired ACG business.
The Company's effective tax rate for the three months ended March 31, 2019 was 22.2% compared to 26.5% for the same period in 2018. The decrease in the tax rate for the three months ended March 31, 2019 is primarily due to increased valuation allowances in the prior period that are not included in current period. See Note 10, “Income Taxes” of the Consolidated and Combined Financial Statements.
Net income for the three months ended March 31, 2019 was $27.7 million compared with $22.2 million for the same period in 2018.
Our Energy Equipment and Transportation Products Groups operate in cyclical industries. Additionally, results in our Construction Products Group are affected by seasonal fluctuations with the second and third quarters historically being the quarters with the highest revenues.
Unsatisfied Performance Obligations (Backlog)
As of March 31, 2019 and 2018 our unsatisfied performance obligations, or backlog, were as follows:

	March 31, 2019	March 31, 2018
	(in millions)
Energy Equipment Group:
Wind towers and utility structures	$549.2	$809.7
Other	53.0	42.9

Transportation Products Group:
Inland barges	$383.9	$124.5
Approximately 58% of unsatisfied performance obligations for wind towers and utility structures in our Energy Equipment Group are expected to be delivered during the year ending December 31, 2019, with the remainder expected to be delivered in 2020. Approximately 95% of the unsatisfied performance obligations for our other business lines in our Energy Equipment Group are expected to be delivered during the year ending December 31, 2019, with the remainder expected to be delivered in 2020. Approximately 67% of unsatisfied performance obligations for inland barges in our Transportation Products Group are expected to be delivered during the year ending December 31, 2019 with the remainder expected to be delivered in 2020.

Results of Operations
Overall Summary
Revenues

	Three Months Ended March 31,
	2019	2018	Percent Change
	(in millions)
Construction Products Group	$106.0	$70.2	51.0%
Energy Equipment Group	209.1	196.3	6.5
Transportation Products Group	97.5	89.3	9.2
Segment Totals before Eliminations and Corporate Expenses	412.6	355.8	16.0
Eliminations	(1.7)	(1.4)
Consolidated and Combined Total	$410.9	$354.4	15.9
Our revenues for the three months ended March 31, 2019 increased by 15.9% from the prior year period primarily due to the impact of the ACG acquisition in our Construction Products Group, higher barge deliveries in our Transportation Products Group, and higher unit volumes and prices in our Energy Equipment Group.

Operating Costs

	Three Months Ended March 31,
	2019	2018	Percent Change
	(in millions)
Construction Products Group	$94.7	$57.8	63.8%
Energy Equipment Group	180.9	178.8	1.2
Transportation Products Group	89.2	80.3	11.1
All Other	—	—
Segment Totals before Eliminations and Corporate Expenses	364.8	316.9	15.1
Corporate	10.5	7.7	36.4
Eliminations	(1.7)	(1.4)	21.4
Consolidated and Combined Total	$373.6	$323.2	15.6
Operating costs for the three months ended March 31, 2019 increased by 15.6% over the same period in 2018. The increase in our Construction Products Group was primarily due to higher volumes from the acquisition of ACG. Operating costs for the Energy Equipment Group were substantially unchanged for the three months ended March 31, 2019 compared to the same period of 2018. Operating costs for the Transportation Products Group were higher for the three months ended March 31, 2019 due to higher barge deliveries and start-up costs incurred related to the re-opening of a previously idled barge facility.
Selling, engineering, and administrative expenses, including Corporate expenses, increased by 8.5% for the three months ended March 31, 2019 largely due to additional costs from the acquired ACG business. As a percentage of revenue, selling, engineering, and administrative expenses were 9.9% for the three months ended March 31, 2019 as compared to 10.6% for the same period in 2018.
Operating Profit (Loss)

	Three Months Ended March 31,
	2019	2018	Percent Change
	(in millions)
Construction Products Group	$11.3	$12.4	(8.9)%
Energy Equipment Group	28.2	17.5	61.1
Transportation Products Group	8.3	9.0	(7.8)
All Other	—	—
Segment Totals before Eliminations and Corporate Expenses	47.8	38.9	22.9
Corporate	(10.5)	(7.7)	36.4
Eliminations	—	—
Consolidated and Combined Total	$37.3	$31.2	19.6
Operating profit for the three months ended March 31, 2019 increased by 19.6% when compared to the same period in 2018. Operating profit in the Construction Products Group decreased for the three months ended March 31, 2019 when compared to the prior year period primarily due to the decrease in revenues in the legacy businesses as a result of pricing and product mix changes. Operating profit in our Energy Equipment Group increased for the three months ended March 31, 2019 compared to the prior year period primarily due to higher unit volume and pricing in our wind towers and utility structures business, the elimination of operating losses from businesses divested in 2018, and a recovery of bad debt from a single customer. Operating profit in our Transportation Products Group decreased for the three months ended March 31, 2019 compared to the prior year period primarily due to lower steel component deliveries and start-up costs incurred toward the re-opening of a previously idled barge facility, partially offset by higher barge deliveries.
For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.

Other Income and Expense
Other, net (income) expense consists of the following items:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Interest income	$(0.3)	$—
Foreign currency exchange transactions	0.5	1.0
Other	(0.4)	—
Other, net	$(0.2)	$1.0
Income Taxes
The provision for income taxes results in effective tax rates that differ from the statutory rates. The Company's effective tax rate for the three months ended March 31, 2019 was 22.2% compared to 26.5% for the same period in 2018.
Our effective tax rate reflects the Company's estimate for its state income tax expense, changes in valuation allowances, and the impact foreign tax benefits. See Note 10 of the Consolidated and Combined Financial Statements for a further discussion of income taxes.

Segment Discussion
Construction Products Group

	Three Months Ended March 31,
	2019	2018	Percent
	($ in millions)		Change
Revenues:
Construction aggregates	$88.4	$52.6	68.1%
Other	17.6	17.6	—
Total revenues	106.0	70.2	51.0

Operating costs:
Cost of revenues	82.3	50.8	62.0
Selling, engineering, and administrative costs	12.4	7.0	77.1
Operating profit	$11.3	$12.4	(8.9)
Operating profit margin	10.7%	17.7%

Depreciation, depletion, and amortization(1)	$8.8	$5.1	72.5
(1) Depreciation, depletion, and amortization are components of operating profit.
Revenues and cost of revenues increased by 51.0% and 62.0%, respectively, for the three months ended March 31, 2019, when compared to the same period in 2018. The acquisition of ACG resulted in an increase of approximately 55% in revenues for the three months ended March 31, 2019 compared to the same period in 2018, slightly offset by lower pricing and changes in product mix in our legacy businesses. The increase in cost of revenues during the three months ended March 31, 2019 compared to the same period in the prior year was primarily driven by the increased revenues as a result of the ACG acquisition. Selling, engineering, and administrative costs increased by 77.1% for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to additional costs from the acquired ACG business.

Energy Equipment Group

	Three Months Ended March 31,
	2019	2018	Percent
	($ in millions)		Change
Revenues:
Wind towers and utility structures	$158.6	$147.5	7.5%
Other	50.5	48.8	3.5
Total revenues	209.1	196.3	6.5

Operating costs:
Cost of revenues	168.6	161.5	4.4
Selling, engineering, and administrative costs	12.3	17.3	(28.9)
Operating profit	$28.2	$17.5	61.1
Operating profit margin	13.5%	8.9%

Depreciation and amortization(1)	$7.0	$7.8	(10.3)
(1) Depreciation and amortization are components of operating profit.
Revenues increased by 6.5% for the three months ended March 31, 2019 when compared to the same period in 2018. Revenues from our wind towers and utility structures product lines increased by 7.5%, driven primarily by a higher unit volume in wind towers and higher pricing levels in utility structures. Revenues from other product lines were flat as higher storage tank volumes were offset by the reduction in revenues from businesses divested in 2018. Cost of revenues increased by 4.4% for the three months ended March 31, 2019 compared to 2018, driven primarily by higher overall volumes offset partially by the reduction in costs from businesses divested in 2018.
Selling, engineering, and administrative costs decreased by 28.9% for the three months ended March 31, 2019 compared to the same period in 2018, primarily due to the reduction of costs from businesses divested in 2018 as well as a $2.9 million recovery of bad debt related to a single customer in our utility structures business.
The backlog for wind towers and utility structures was $549.2 million and $809.7 million at March 31, 2019 and 2018, respectively. Approximately 58% of unsatisfied performance obligations for wind towers and utility structures are expected to be delivered during the year ending December 31, 2019 with the remainder expected to be delivered in 2020. Future wind tower orders are subject to uncertainty following the phase-out of the Production Tax Credit. As of March 31, 2019, the backlog for our other business lines in our Energy Equipment Group was $53.0 million, of which 95% is expected to be delivered during the year ending December 31, 2019, with the remainder to be delivered during 2020.

Transportation Products Group

	Three Months Ended March 31,
	2019	2018	Percent
	($ in millions)		Change
Revenues:
Inland barges	$49.4	$30.8	60.4%
Steel components	48.1	58.5	(17.8)
Total revenues	97.5	89.3	9.2

Operating costs:
Cost of revenues	83.7	74.7	12.0
Selling, engineering, and administrative costs	5.5	5.6	(1.8)
Operating profit	$8.3	$9.0	(7.8)
Operating profit margin	8.5%	10.1%

Depreciation and amortization (1)	$3.8	$4.2	(9.5)
(1) Depreciation and amortization are components of operating profit.
Revenues and cost of revenues increased for the three months ended March 31, 2019 by 9.2% and 12.0%, respectively, compared to the same period in 2018 primarily from higher barge deliveries, partially offset by lower steel component deliveries. Cost of revenues also increased by $1.8 million for the three months ended March 31, 2019 due to start-up costs incurred towards the re-opening a previously idled barge manufacturing facility, which we expect will begin delivering barges in the second half of 2019. Inland barge production was also impacted by a flood at a separate facility.

Selling, engineering, and administrative costs were substantially unchanged for the three months ended March 31, 2019 compared to the same period in 2018.
As of March 31, 2019, the backlog for the Transportation Products Group was $383.9 million compared to $124.5 million as of March 31, 2018. Approximately 67% of unsatisfied performance obligations for inland barges are expected to be delivered during the year ending December 31, 2019 with the remainder expected to be delivered in 2020.

Corporate

	Three Months Ended March 31,
	2019	2018	Percent
	($ in millions)		Change
Corporate overhead costs	$10.5	$7.7	36.4%
For periods prior to the Separation, corporate overhead costs consisted of costs not previously allocated to Trinity's business units and have been allocated to Arcosa based on an analysis of each cost function and the relative benefits received by Arcosa for each of the periods using methods management believes are consistent and reasonable. See Note 1 of the Notes to the Consolidated and Combined Financial Statements for further information.
For the three months ended March 31, 2019, the increase in corporate overhead costs compared to 2018 was primarily due to incremental standalone costs related to the replacement of services and fees previously provided or incurred by Trinity as well as other standalone costs such as compensation-related expense related to the establishment of Arcosa’s management team. We estimate that these additional standalone costs will range from $10.0 million to $15.0 million in fiscal year 2019.
Liquidity and Capital Resources
Arcosa’s liquidity requirements are primarily to fund our business operations, including capital expenditures, working capital, and disciplined acquisitions. Our primary sources of liquidity are cash flows from operations, our existing cash balance and, as necessary, borrowings under the revolving credit facility and issuance of long-term debt or equity. To the extent we generate discretionary cash flow, we may consider using this additional cash flow to undertake new capital investment projects, execute strategic acquisitions, return capital to stockholders, or for general corporate purposes.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Total cash provided by (required by):
Operating activities	$125.0	$89.6
Investing activities	(17.3)	(31.9)
Financing activities	(89.1)	(57.8)
Net (decrease) increase in cash and cash equivalents	$18.6	$(0.1)
Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2019 was $125.0 million compared to $89.6 million for the three months ended March 31, 2018.
Receivables at March 31, 2019 decreased by $85.2 million or 29.2% since December 31, 2018 primarily due to lower trade receivables in our Energy Equipment and Transportation Products Groups. Raw materials inventory at March 31, 2019 increased by $2.9 million or 2.3% since December 31, 2018. Work in process inventory increased by $9.3 million or 27.9% and finished goods inventory increased by $6.8 million or 7.5% since December 31, 2018 primarily in our Transportation Products Group. Accounts payable decreased by $6.9 million, while accrued liabilities increased by $9.2 million from December 31, 2018. We continually review reserves related to collectibility as well as the adequacy of lower of cost or net realizable value with regard to accounts receivable and inventory.
Investing Activities. Net cash required by investing activities for the three months ended March 31, 2019 was $17.3 million compared to $31.9 million for the three months ended March 31, 2018. Capital expenditures for the three months ended March 31, 2019 were $18.0 million compared to $7.6 million for the same period last year. Full-year capital expenditures are expected to range between $70 million and $80 million in 2019. We expect maintenance capital expenditures to be in the range of $60 million to $65 million and the capital expenditures related to additional growth to be in the range of $10 million and $15 million in 2019. Proceeds from the sale of property, plant, and equipment and other assets totaled $0.7 million for the three months ended March 31, 2019, compared to $0.7 million for the same period in 2018. There was no acquisition activity for the three months ended March 31,

2019 compared to cash paid for acquisitions of $25.0 million for the same period in 2018. There was no divestiture activity for the three months ended March 31, 2019 and 2018.
Financing Activities. Net cash required by financing activities during the three months ended March 31, 2019 was $89.1 million compared to $57.8 million for the same period in 2018. Current year activity was primarily related to the $80.0 million repayments of advances under the Company's revolving credit facility, while prior year activity was primarily related to net transfers to Former Parent totaling $54.8 million.
Other Investing and Financing Activities
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
As of March 31, 2019, we had $100.0 million of outstanding loans borrowed and $47.5 million of letters of credit issued under the facility, leaving $252.5 million available.
The Company's revolving credit facility requires the maintenance of certain ratios related to leverage and interest coverage. As of March 31, 2019, we were in compliance with all such financial covenants.
Dividends and Repurchase Program
In March 2019, the Company declared a quarterly cash dividend of $0.05 per share paid in April 2019.
In December 2018, the Company’s Board of Directors authorized a $50 million share repurchase program effective December 5, 2018 through December 31, 2020. Under the program, the Company repurchased 269,574 shares at a cost of $8.0 million during the three months ended March 31, 2019, leaving a remaining authorization of $39.0 million. Certain shares of stock repurchased during March 2019, totaling $2.0 million, were cash settled in April 2019 in accordance with normal settlement practices. See Note 1 “Overview and Summary of Significant Accounting Policies” to the Consolidated and Combined Financial Statements.
Derivative Instruments
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in 2023, to reduce the effect of changes in the variable interest rates associated with borrowings under the revolving credit facility. The instrument carried an initial notional amount of $100.0 million, thereby hedging the first $100.0 million of borrowings under the credit facility. The instrument effectively fixes the LIBOR component of the credit facility borrowings at 2.71%. As of March 31, 2019, the Company has recorded a liability of $2.4 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive loss. See Note 3 “Fair Value Accounting” and Note 7 “Debt” to the Consolidated and Combined Financial Statements.
Off-Balance Sheet Arrangements
As of March 31, 2019, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $47.5 million. Of the outstanding letters of credit as of March 31, 2019, $46.9 million are expected to expire in 2019, with the remainder in 2020. The majority of our letters of credit obligations support the Company’s various insurance programs and warranty claims and generally renew by their terms each year. See Note 7 “Debt” to the Consolidated and Combined Financial Statements.
Recent Accounting Pronouncements
See Note 1, “Overview and Summary of Significant Accounting Policies” of the Consolidated and Combined Financial Statements for information about recent accounting pronouncements.

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

•
actions by the executive and legislative branches of the U.S. government relative to federal government budgeting, taxation policies, government expenditures, U.S. borrowing/debt ceiling limits, trade policies, including tariffs, and border closures;

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

Any forward-looking statement speaks only as of the date on which such statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, except as required by applicable federal securities laws. Factors that could cause actual results or events to differ materially from those anticipated include the matters described under the section entitled “Risk Factors” in our 2018 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2018 as set forth in our 2018 Annual Report on Form 10-K. See Note 9 “Other, Net” of the Consolidated and Combined Financial Statements for the impact of foreign exchange rate fluctuations for the three months ended March 31, 2019.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that it is able to collect and record the information it is required to disclose in the reports it files with the Securities and Exchange Commission (“SEC”), and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC. The Company’s Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation of the Company’s disclosure controls and procedures that took place as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to 1) ensure that the Company is able to collect, process, and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods and 2) accumulate and communicate this information to the Company’s management, including its Chief Executive and Chief Financial Officers, to allow timely decisions regarding this disclosure.
Changes in Internal Control over Financial Reporting
During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
As permitted by the SEC Staff interpretive guidance for recently acquired businesses, management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of March 31, 2019 excludes an assessment of the internal control over financial reporting of the ACG business acquired in December 2018. The ACG business represents approximately 17% of consolidated total assets and approximately 10% of consolidated revenues as of and for the three months ended March 31, 2019, respectively.

PART II

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
There have been no material changes in the Company's risk factors from those set forth in our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended March 31, 2019:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2019 through January 31, 2019	296	$29.01	—	$47,002,522
February 1, 2019 through February 28, 2019	195	$31.46	—	$47,002,522
March 1, 2019 through March 31, 2019	276,617	$29.62	269,574	$39,023,255
Total	277,108	$29.62	269,574	$39,023,255

(1)
These columns include the following transactions during the three months ended March 31, 2019: (i) the surrender to the Company of 7,534 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of 269,574 shares of common stock on the open market as part of the stock repurchase program.

(2)	In December 2018, the Company’s Board of Directors authorized a new $50.0 million share repurchase program that expires December 31, 2020.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information
None.

Item 6. Exhibits

NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation of Arcosa, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 filed on October 31, 2018, File No. 333-228098).
3.2	Amended and Restated Bylaws of Arcosa, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-8 filed on October 31, 2018, File No. 333-228098).
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
95	Mine Safety Disclosure Exhibit (filed herewith).
101.INS	XBRL Instance Document (filed electronically herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCOSA, INC.	By	/s/ Scott C. Beasley
Registrant
Scott C. Beasley
Chief Financial Officer
May 3, 2019