Form 10-Q
period 2019-09-30
Arcosa, Inc.
filed 2019-10-31
CIK 1739445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________ .
Commission File Number 1-38494
Arcosa, Inc.
(Exact name of registrant as specified in its charter)

Delaware			82-5339416
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

500 N. Akard Street, Suite 400
Dallas	,	Texas	75201
(Address of principal executive offices)			(Zip Code)

(972) 942-6500
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.01 par value)	ACA	New York Stock Exchange
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At October 15, 2019 the number of shares of common stock outstanding was 48,390,174.

ARCOSA, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Arcosa, Inc. and Subsidiaries
Consolidated and Combined Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Revenues	$445.0	$378.6	$1,290.0	$1,086.0
Operating costs:
Cost of revenues	356.7	308.9	1,035.2	877.5
Selling, engineering, and administrative expenses	45.5	40.1	132.4	117.1
Impairment charge	—	23.2	—	23.2
	402.2	372.2	1,167.6	1,017.8
Total operating profit	42.8	6.4	122.4	68.2

Interest expense	1.6	—	5.1	—
Other, net (income) expense	(0.7)	(0.2)	(1.0)	2.0
Income before income taxes	41.9	6.6	118.3	66.2

Provision for income taxes	9.2	3.4	26.1	18.2

Net income	$32.7	$3.2	$92.2	$48.0

Net income per common share:
Basic	$0.68	$0.07	$1.91	$0.98
Diluted	$0.67	$0.07	$1.89	$0.98
Weighted average number of shares outstanding(1):
Basic	47.9	48.8	47.8	48.8
Diluted	48.3	48.8	48.3	48.8
Dividends declared per common share	$0.05	$—	$0.15	$—
(1) For periods prior to the Separation, the denominator for basic and diluted net income per common share was calculated using the 48.8 million shares of common stock outstanding immediately following the Separation.

See accompanying notes to consolidated and combined financial statements.

Arcosa, Inc. and Subsidiaries
Consolidated and Combined Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net income	$32.7	$3.2	$92.2	$48.0
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized losses arising during the period, net of tax expense (benefit) of ($0.1), $0.0, ($0.8), and $0.0	(0.6)	—	(3.4)	—
Reclassification adjustments for losses included in net income, net of tax expense (benefit) of $0.0, $0.0, $0.0,and $0.0	0.1	—	0.2	—
Currency translation adjustment:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.0, $0.0, $0.0, and $0.0	(0.1)	(0.1)	0.3	0.4
	(0.6)	(0.1)	(2.9)	0.4
Comprehensive income	$32.1	$3.1	$89.3	$48.4
See accompanying notes to consolidated and combined financial statements.

Arcosa, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$127.5	$99.4
Receivables, net of allowance	213.4	291.4
Inventories:
Raw materials and supplies	148.8	128.4
Work in process	49.4	33.3
Finished goods	107.9	90.8
	306.1	252.5
Other	27.4	24.1
Total current assets	674.4	667.4

Property, plant, and equipment, net	815.0	803.0
Goodwill	626.6	615.2
Deferred income taxes	7.7	6.9
Other assets	94.3	79.7
	$2,218.0	$2,172.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$82.6	$86.2
Accrued liabilities	140.1	121.5
Current portion of long-term debt	1.1	1.8
Total current liabilities	223.8	209.5

Debt	106.4	183.7
Deferred income taxes	63.2	58.3
Other liabilities	59.0	36.2
	452.4	487.7
Stockholders’ equity:
Common stock – 200.0 shares authorized	0.5	0.5
Capital in excess of par value	1,684.6	1,685.7
Retained earnings	104.3	19.5
Accumulated other comprehensive loss	(20.6)	(17.7)
Treasury stock	(3.2)	(3.5)
	1,765.6	1,684.5
	$2,218.0	$2,172.2
See accompanying notes to consolidated and combined financial statements.

Arcosa, Inc. and Subsidiaries
Consolidated and Combined Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Operating activities:
Net income	$92.2	$48.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	63.2	49.7
Impairment charge	—	23.2
Stock-based compensation expense	11.1	7.5
Provision for deferred income taxes	14.9	7.1
Gains on dispositions of property and other assets	(2.6)	(1.2)
(Increase) decrease in other assets	0.2	3.6
Increase (decrease) in other liabilities	2.4	3.8
Other	(1.9)	6.0
Changes in current assets and liabilities:
(Increase) decrease in receivables	86.1	10.9
(Increase) decrease in inventories	(47.7)	(31.6)
(Increase) decrease in other current assets	(3.2)	(1.4)
Increase (decrease) in accounts payable	(3.9)	6.7
Increase (decrease) in accrued liabilities	8.2	(13.8)
Net cash provided by operating activities	219.0	118.5

Investing activities:
Proceeds from dispositions of property and other assets	4.7	2.6
Capital expenditures	(61.0)	(33.0)
Acquisitions, net of cash acquired	(31.1)	(25.0)
Net cash required by investing activities	(87.4)	(55.4)

Financing activities:
Payments to retire debt	(81.0)	(0.1)
Shares repurchased	(11.0)	—
Dividends paid to common shareholders	(7.4)	—
Purchase of shares to satisfy employee tax on vested stock	(4.1)	—
Net transfers to Former Parent and affiliates	—	(56.3)
Holdback payment from acquisition	—	(3.1)
Net cash required by financing activities	(103.5)	(59.5)
Net increase in cash and cash equivalents	28.1	3.6
Cash and cash equivalents at beginning of period	99.4	6.8
Cash and cash equivalents at end of period	$127.5	$10.4
See accompanying notes to consolidated and combined financial statements.

Arcosa, Inc. and Subsidiaries
Consolidated and Combined Statements of Stockholders' Equity
(unaudited)

	Former Parent's Net Investment	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
		Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at June 30, 2018	$1,414.2	—	$—	$—	$—	$(19.3)	—	$—	$1,394.9
Net income	3.2	—	—	—	—	—	—	—	3.2
Other comprehensive income	—	—	—	—	—	(0.1)	—	—	(0.1)
Net transfers from parent and affiliates	2.4	—	—	—	—	—	—	—	2.4
Restricted shares, net	2.7	—	—	—	—	—	—	—	2.7
Balances at September 30, 2018	$1,422.5	—	$—	$—	$—	$(19.4)	—	$—	$1,403.1

Balances at June 30, 2019	$—	48.4	$0.5	$1,679.8	$74.0	$(20.0)	—	$—	$1,734.3
Net income	—	—	—	—	32.7	—	—	—	32.7
Other comprehensive loss	—	—	—	—	—	(0.6)	—	—	(0.6)
Cash dividends on common stock	—	—	—	—	(2.4)	—	—	—	(2.4)
Restricted shares, net	—	—	—	4.3	—	—	—	(0.2)	4.1
Shares repurchased	—	—	—	—	—	—	(0.1)	(3.0)	(3.0)
Other	—	—	—	0.5	—	—	—	—	0.5
Balances at September 30, 2019	$—	48.4	$0.5	$1,684.6	$104.3	$(20.6)	(0.1)	$(3.2)	$1,765.6

Balances at December 31, 2017	$1,427.7	—	$—	$—	$—	$(19.8)	—	$—	$1,407.9
Cumulative effect of adopting new accounting standards (see Note 1)	(4.0)	—	—	—	—	—	—	—	(4.0)
Net income	48.0	—	—	—	—	—	—	—	48.0
Other comprehensive income	—	—	—	—	—	0.4	—	—	0.4
Net transfers from parent and affiliates	(56.7)	—	—	—	—	—	—	—	(56.7)
Restricted shares, net	7.5	—	—	—	—	—	—	—	7.5
Balances at September 30, 2018	$1,422.5	—	$—	$—	$—	$(19.4)	—	$—	$1,403.1

Balances at December 31, 2018	$—	48.8	$0.5	$1,685.7	$19.5	$(17.7)	(0.1)	$(3.5)	$1,684.5
Net income	—	—	—	—	92.2	—	—	—	92.2
Other comprehensive loss	—	—	—	—	—	(2.9)	—	—	(2.9)
Cash dividends on common stock	—	—	—	—	(7.4)	—	—	—	(7.4)
Restricted shares, net	—	0.2	—	12.1	—	—	(0.2)	(5.1)	7.0
Shares repurchased	—	—	—	—	—	—	(0.4)	(11.0)	(11.0)
Retirement of treasury stock	—	(0.6)	—	(16.4)	—	—	0.6	16.4	—
Other	—	—	—	3.2	—	—	—	—	3.2
Balances at September 30, 2019	$—	48.4	$0.5	$1,684.6	$104.3	$(20.6)	(0.1)	$(3.2)	$1,765.6
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
All normal and recurring adjustments necessary for a fair presentation of the financial position of the Company and the results of operations and cash flows have been made in conformity with GAAP. All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, the results of operations for the three and nine months ended September 30, 2019 may not be indicative of expected results of operations for the year ending December 31, 2019. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated and combined financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2018.
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
Corporate Costs/Allocations
Prior to the Separation, the combined financial results include an allocation of costs related to certain corporate functions incurred by Trinity for services that were provided to or on behalf of Arcosa. Corporate costs have been allocated to Arcosa using methods management believes are consistent and reasonable. Such cost allocations to Arcosa consisted of (1) shared service charges and (2) corporate overhead costs. Shared service charges consisted of monthly charges to each Trinity business unit for certain corporate functions such as information technology, human resources, and legal based on usage rates and activity units. Corporate overhead costs consisted of costs not previously allocated to Trinity's business units and were allocated to Arcosa based on an analysis of each cost function and the relative benefits received by Arcosa for the period. Corporate overhead costs allocated to Arcosa prior to the Separation totaled $9.1 million and $24.7 million for the three and nine months ended September 30, 2018. Corporate overhead costs are included in selling, engineering, and administrative expenses in the accompanying Consolidated and Combined Statements of Operations. Also see Note 4 Segment Information.

The Combined Financial Statements of Arcosa for the three and nine months ended ended September 30, 2018 may not include all of the actual expenses that would have been incurred had we operated as a standalone company during the periods presented and may not reflect our combined results of operations, financial position, and cash flows had we operated as a standalone company during the periods presented. Actual costs that would have been incurred if we had operated as a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. We also may incur additional costs associated with being a standalone, independent, publicly-traded company that were not included in the expense allocations and, therefore, would result in additional costs that are not reflected in our historical results of operations, financial position, and cash flows.
Other Transactions with Trinity Businesses
For the three and nine months ended September 30, 2018, the Company had sales to Trinity businesses of $43.8 million and $119.9 million, respectively, and purchases from Trinity businesses of $10.7 million and $35.5 million, respectively. Subsequent to the Separation, Trinity is no longer considered a related entity.
Stockholders' Equity
In December 2018, the Company’s Board of Directors authorized a $50 million share repurchase program effective December 5, 2018 through December 31, 2020. For the three and nine months ended September 30, 2019, the Company repurchased 91,868 and 361,442 shares at a cost of $3.0 million and $11.0 million, respectively. As of September 30, 2019, the Company had a remaining authorization of $36.0 million under the program.
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
Energy Equipment Group
Within the Energy Equipment Group, revenue is recognized for our wind tower, certain utility structure, and certain storage tank product lines over time as the products are manufactured using an input approach based on the costs incurred relative to the total estimated costs of production. We recognize revenue over time for these products as they are highly customized to the needs of an individual customer resulting in no alternative use to the Company if not purchased by the customer after the contract is executed, and we have the right to bill the customer for our work performed to date plus at least a reasonable profit margin for work performed. As of September 30, 2019, we had a contract asset of $44.0 million related to these contracts, compared to $44.0 million at December 31, 2018, which is included in receivables, net of allowance, on the Consolidated Balance Sheet. For all other products, revenue is recognized when the customer has accepted the product and legal title of the product has passed to the customer.
Transportation Products Group
The Transportation Products Group recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.

Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of September 30, 2019 and the percentage of the outstanding performance obligations as of September 30, 2019 expected to be delivered during the remainder of 2019:

	Unsatisfied performance obligations at September 30, 2019
	Total Amount	Percent expected to be delivered in 2019
	(in millions)
Energy Equipment Group:
Wind towers and utility structures	$563.6	30%
Other	$44.3	53%

Transportation Products Group:
Inland barges	$363.8	29%

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
Financial Instruments
The Company considers all highly liquid debt instruments to be cash and cash equivalents if purchased with a maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and receivables. The Company currently places its cash investments primarily in bank deposits and highly-rated money market funds, and its investment policy limits the amount of credit exposure to any one commercial issuer. We seek to limit concentrations of credit risk with respect to receivables with control procedures that monitor the credit worthiness of customers, together with the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected collectibility of all receivables. Receivable balances determined to be uncollectible are charged against the allowance. To accelerate the conversion to cash, the Company may sell a portion of its trade receivables to a third party. The Company has no continuing involvement or recourse related to these receivables once they are sold, and the impact of these transactions recognized in the Company's Consolidated Statements of Operations for the three and nine months ended September 30, 2019 was not significant. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.

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

Note 2. Acquisitions and Divestitures
Acquisitions
In August 2019, we completed acquisitions of certain assets and liabilities of two construction aggregates businesses in our Construction Products Group for a total purchase price of $9.4 million. The acquisitions were recorded as business combinations based on preliminary valuations of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs, defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. The valuation resulted in the recognition of $1.8 million of goodwill in our Construction Products Group. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level.
In June 2019, we completed the acquisition of certain assets and liabilities of an inland barge components business within our Transportation Products Group. We also completed the acquisition of certain assets and liabilities of a construction aggregates business in our Construction Products Group. The total purchase price for the businesses acquired was $29.8 million, a portion of which includes estimated royalties to be paid to the seller of the construction aggregates business over the next 10 years. The acquisitions were recorded as business combinations based on preliminary valuations of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs. The valuation resulted in the recognition of $12.2 million of goodwill in our Transportation Products Group and no goodwill in our Construction Products Group. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level.
In March 2018, we completed the acquisition of certain assets of an inland barge business with a purchase price and net cash paid of $25.0 million. The acquisition was recorded as a business combination based on valuations of the acquired assets at their acquisition date fair value using level three inputs. The valuation resulted in the recognition of $9.5 million of goodwill in our Transportation Products Group. Such assets were not significant in relation to assets at the combined or segment level.
With regard to the acquisition of ACG Materials (“ACG”) in December 2018, the purchase price allocation continues to be preliminary as of September 30, 2019. We expect to complete our purchase price allocation as soon as reasonably possible not to exceed one year from the acquisition date. Adjustments to the preliminary purchase price allocation could be material to the purchase price allocation, particularly with respect to our preliminary estimates of depletable land and deferred income taxes. The following table represents our preliminary purchase price allocation as of September 30, 2019:

September 30, 2019
(in millions)
Accounts receivable	$23.7
Inventories	12.5
Property, plant, and equipment	78.2
Depletable land	137.0
Goodwill	108.8
Other assets	6.2
Accounts payable	(10.2)
Accrued and other liabilities	(14.8)
Finance lease liability	(8.3)
Deferred income taxes	(24.0)
Total net assets acquired	$309.1

Divestitures
There was no divestiture activity for the three and nine months ended September 30, 2019.
During the third quarter of 2018, the Company’s management team committed to plans to divest certain businesses whose revenues for the period were included in the other component of the Energy Equipment Group. The Company completed the divestiture of these businesses in the fourth quarter of 2018. The net proceeds from these divestitures were not significant.
As of September 30, 2018, the assets and liabilities of the divested businesses were classified as held for sale and recorded at fair value less expected costs to sell in accordance with Accounting Standards Codification Topic 360 - Property, Plant, and Equipment. Our fair value estimates consisted of level three inputs and were based on our discussions with the buyers of these businesses. As a result, we recorded a pre-tax impairment charge of $23.2 million during the three and nine months ended September 30, 2018 associated with the write-down of the net assets of these businesses to their estimated fair values.

We have concluded that the divestiture of these businesses did not represent a strategic shift that would result in a material effect on our operations and financial results; therefore, these disposals were not reflected as discontinued operations in our Consolidated and Combined Financial Statements.

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of September 30, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents	$60.1	$—	$—	$60.1
Total assets	$60.1	$—	$—	$60.1

Liabilities:
Interest rate hedge(1)	$—	$5.2	$—	$5.2
Contingent consideration(2)	—	—	6.6	6.6
Total liabilities	$—	$5.2	$6.6	$11.8

	Fair Value Measurement as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents	$30.0	$—	$—	$30.0
Total assets	$30.0	$—	$—	$30.0

Liabilities:
Interest rate hedge(1)	$—	$1.2	$—	$1.2
Total liabilities	$—	$1.2	$—	$1.2
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
The financial information for these segments is shown in the tables below. We operate principally in North America.

	Three Months Ended September 30,
	Revenues		Operating Profit (Loss)
	2019	2018	2019	2018
	(in millions)
Construction aggregates	$96.9	$52.9
Other	19.0	19.7
Construction Products Group	115.9	72.6	$16.5	$15.3

Wind towers and utility structures	159.8	147.0
Other	50.4	51.4
Energy Equipment Group	210.2	198.4	26.6	(13.2)

Inland barges	77.5	49.3
Steel components	43.1	59.2
Transportation Products Group	120.6	108.5	11.2	13.5

All Other	—	—	—	(0.1)

Segment Totals before Eliminations and Corporate	446.7	379.5	54.3	15.5
Corporate	—	—	(11.5)	(9.1)
Eliminations	(1.7)	(0.9)	—	—
Consolidated and Combined Total	$445.0	$378.6	$42.8	$6.4

	Nine Months Ended September 30,
	Revenues		Operating Profit (Loss)
	2019	2018	2019	2018
	(in millions)
Construction aggregates	$278.5	$166.6
Other	59.0	60.1
Construction Products Group	337.5	226.7	$45.3	$45.3

Wind towers and utility structures	469.4	427.5
Other	154.2	145.6
Energy Equipment Group	623.6	573.1	79.8	12.5

Inland barges	193.0	123.0
Steel components	140.4	166.3
Transportation Products Group	333.4	289.3	32.1	35.2

All Other	—	—	—	(0.1)

Segment Totals before Eliminations and Corporate	1,294.5	1,089.1	157.2	92.9
Corporate	—	—	(34.8)	(24.7)
Eliminations	(4.5)	(3.1)	—	—
Consolidated and Combined Total	$1,290.0	$1,086.0	$122.4	$68.2

Note 5. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
	(in millions)
Land(1)	$331.6	$316.5
Buildings and improvements	276.5	267.5
Machinery and other	739.9	715.9
Construction in progress	47.6	28.8
	1,395.6	1,328.7
Less accumulated depreciation and depletion	(580.6)	(525.7)
	$815.0	$803.0

(1) Includes depletable land of $209.1 million as of September 30, 2019 and $201.9 million as of December 31, 2018.

Note 6. Goodwill
Goodwill by segment is as follows:

	September 30, 2019	December 31, 2018
	(in millions)
Construction Products Group	$170.9	$171.7
Energy Equipment Group	416.9	416.9
Transportation Products Group	38.8	26.6
	$626.6	$615.2

The decrease in the Construction Products Group goodwill during the nine months ended September 30, 2019 is primarily due to a refinement of the purchase price allocation for ACG. The increase in the Transportation Products Group goodwill during the nine months ended September 30, 2019 is due to an acquisition. See Note 2 Acquisitions and Divestitures.

Note 7. Debt
The following table summarizes the components of debt as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(in millions)
Revolving credit facility	$100.0	$180.0
Finance leases	7.5	5.5
Total debt	$107.5	$185.5

On November 1, 2018, the Company entered into a $400.0 million unsecured revolving credit facility that matures in November 2023.  The interest rates under the facility are variable based on LIBOR or an alternate base rate plus a margin, that is determined based on Arcosa’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio, which is currently set at LIBOR plus 1.25%. A commitment fee accrues on the average daily unused portion of the revolving credit facility at the current rate of 0.20%.
As of September 30, 2019, we had $100.0 million of outstanding loans borrowed and $38.7 million of letters of credit issued under the facility, leaving $261.3 million available. Of the outstanding letters of credit as of September 30, 2019, $21.6 million are expected to expire in 2019, with the remainder in 2020. The majority of our letter of credit obligations support the Company’s various insurance programs and warranty claims and generally renew by their terms each year.
The Company's revolving credit facility requires the maintenance of certain ratios related to leverage and interest coverage. As of September 30, 2019, we were in compliance with all such financial covenants. Borrowings under the credit facility are guaranteed by certain wholly-owned subsidiaries of the Company.
The carrying value of borrowings under our revolving credit facility approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input). See Note 3 Fair Value Accounting.

As of September 30, 2019, the Company had $1.2 million of unamortized debt issuance costs related to the revolving credit facility, which are included in other assets on the Consolidated Balance Sheet.
The remaining principal payments under our revolving credit facility as of September 30, 2019 are as follows:

	2019	2020	2021	2022	2023	Thereafter
	(in millions)
Revolving credit facility	$—	$—	$—	$—	$100.0	$—

Interest rate hedges
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in 2023, to reduce the effect of changes in the variable interest rates associated with borrowings under the revolving credit facility. The instrument carried an initial notional amount of $100.0 million, thereby hedging the first $100.0 million of borrowings under the credit facility. The instrument effectively fixes the LIBOR component of the credit facility borrowings at a monthly rate of 2.71%. As of September 30, 2019, the Company has recorded a liability of $5.2 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive loss. See Note 3 Fair Value Accounting.

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
Operating Leases
The following table presents information about the amount, timing, and uncertainty of cash flows arising from the Company's operating leases as of September 30, 2019.

September 30, 2019
(in millions)
Maturity of Lease Liabilities
2019 (remaining)	$1.9
2020	6.2
2021	3.9
2022	2.5
2023	1.9
Thereafter	7.6
Total undiscounted operating lease payments	24.0
Less imputed interest	(2.5)
Present value of operating lease liabilities	$21.5

Balance Sheet Classification
Other assets	$18.0

Accrued liabilities	$6.6
Other liabilities	14.9
Total operating lease liabilities	$21.5

Other Information
Weighted average remaining lease term	5.7 years
Weighted average discount rate	4.8%

Operating lease costs were $2.9 million and $6.9 million during the three and nine months ended September 30, 2019, respectively. Costs related to variable lease rates or leases with terms less than twelve months were not significant.

Cash paid for amounts included in the measurement of operating lease liabilities was $2.1 million and $5.9 million during the three and nine months ended September 30, 2019, respectively, and is included in operating cash flows. The additional right-of-use assets recognized as non-cash asset additions that resulted from new operating lease liabilities during the three and nine months ended September 30, 2019 were not significant.
Finance Leases
Finance leases are included in property, plant, and equipment, net and debt on the consolidated balance sheets. The associated amortization expense and interest expense are included in depreciation and interest expense, respectively, on the consolidated income statements. These leases are not material to the consolidated financial statements as of September 30, 2019.

Note 9. Other, Net
Other, net (income) expense consists of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Interest income	$(0.3)	$—	$(1.0)	$—
Foreign currency exchange transactions	(0.3)	—	0.7	2.2
Other	(0.1)	(0.2)	(0.7)	(0.2)
Other, net (income) expense	$(0.7)	$(0.2)	$(1.0)	$2.0

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
For the three and nine months ended September 30, 2019, the effective tax rate of 22.0% and 22.1%, respectively, was higher than the U.S. federal statutory rate of 21.0% due primarily to state taxes partially offset by foreign tax benefits and excess tax benefits related to equity compensation. For the three and nine months ended September 30, 2018, the effective tax rate of 51.5% and 27.5%, respectively, was higher than the U.S. federal statutory tax rate of 21.0% due primarily to state taxes and the impact of nondeductible impairment charges, partially offset by excess tax benefits related to equity compensation. A portion of the $23.2 million pre-tax impairment charge recorded in the three and nine months ended September 30, 2018 was attributable to certain of our foreign operations for which taxes were not provided. This impairment charge increased the losses in those jurisdictions with no corresponding tax benefit.

Note 11. Employee Retirement Plans
Total employee retirement plan expense, which includes related administrative expenses, was $2.5 million and $7.8 million for the three and nine months ended September 30, 2019, respectively. Total employee retirement plan expense was $2.5 million and $7.6 million for the three and nine months ended September 30, 2018, respectively. Prior to the Separation, these costs were funded through intercompany transactions with Trinity.
The Company participates in a multiemployer defined benefit plan under the terms of a collective-bargaining agreement that covers certain union-represented employees. The Company contributed $0.5 million and $1.4 million to the multiemployer plan for the three and nine months ended September 30, 2019, respectively. The Company contributed $0.5 million and $1.6 million to the multiemployer plan for the three and nine months ended September 30, 2018, respectively. Total contributions to the multiemployer plan for 2019 are expected to be approximately $1.9 million.
In connection with the acquisition of ACG in December 2018, the Company assumed the assets and liabilities related to a defined benefit pension plan. Employer contributions for 2019 are not expected to be significant.

Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the nine months ended September 30, 2019 and 2018 are as follows:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2017	$(19.8)	$—	$(19.8)
Other comprehensive income (loss), net of tax, before reclassifications	0.4	—	0.4
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $0.0, $0.0, and $0.0	—	—	—
Other comprehensive income (loss)	0.4	—	0.4
Balances at September 30, 2018	$(19.4)	$—	$(19.4)

Balances at December 31, 2018	$(16.8)	$(0.9)	$(17.7)
Other comprehensive income (loss), net of tax, before reclassifications	0.3	(3.4)	(3.1)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $0.0, $0.0 and $0.0	—	0.2	0.2
Other comprehensive income (loss)	0.3	(3.2)	(2.9)
Balances at September 30, 2019	$(16.5)	$(4.1)	$(20.6)

Note 13. Stock-Based Compensation
Stock-based compensation totaled approximately $4.0 million and $11.1 million for the three and nine months ended September 30, 2019, respectively. Stock-based compensation totaled approximately $2.7 million and $7.5 million for the three and nine months ended September 30, 2018, respectively.
For periods prior to the Separation, Arcosa's Combined Financial Statements reflect compensation expense for stock-based plans associated with the portion of the Former Parent's equity incentive plans in which Arcosa employees participated.

Note 14. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income remaining after allocation to unvested restricted shares, which includes unvested restricted shares of Arcosa stock held by employees of the Former Parent, by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted earnings per common share includes the weighted average net impact of nonparticipating unvested restricted shares. For periods prior to the Separation, the denominator for basic and diluted net income per share was calculated using the 48.8 million shares of common stock outstanding immediately following the Separation. Total weighted average restricted shares were 1.6 million for the three and nine months ended September 30, 2019, respectively. There were no weighted average restricted shares prior to the Separation.
The computation of basic and diluted earnings per share follows.

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income	$32.7			$3.2
Unvested restricted share participation	(0.3)			—
Net income per common share – basic	32.4	47.9	$0.68	3.2	48.8	$0.07
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.4		—	—
Net income per common share – diluted	$32.4	48.3	$0.67	$3.2	48.8	$0.07

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income	$92.2			$48.0
Unvested restricted share participation	(1.0)			—
Net income per common share – basic	91.2	47.8	$1.91	48.0	48.8	$0.98
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.5		—	—
Net income per common share – diluted	$91.2	48.3	$1.89	$48.0	48.8	$0.98

Note 15. Contingencies
The Company is involved in claims and lawsuits incidental to our business arising from various matters including commercial disputes, alleged product defect and/or warranty claims, intellectual property matters, personal injury claims, environmental issues, employment and/or workplace-related matters, and various governmental regulations. At September 30, 2019, the range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $1.1 million to $12.3 million.
The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a probable loss can be reasonably estimated. At September 30, 2019, total accruals of $4.8 million, including environmental matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheet. The Company believes any additional liability from such claims and suits would not be material to its financial position or results of operations.
Arcosa is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment. The Company has reserved $0.9 million as of September 30, 2019, included in our total accruals of $4.8 million discussed above, to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties.

On July 22, 2019, the Company was served with a breach of contract lawsuit filed by Thomas & Betts Corporation (“T&B”) against the Company and its wholly-owned subsidiary, Trinity Meyer Utility Structures, LLC, now known as Meyer Utility Structures, LLC (“Meyer”), in the Supreme Court of the State of New York, New York County.  T&B’s claims relate to responsibility for alleged product warranty claims pursuant to the terms of the Asset Purchase Agreement, dated June 24, 2014, entered into by and between T&B and Meyer (the “APA”) with respect to Meyer’s purchase of certain assets of T&B’s utility structure business.   The Company and Meyer subsequently removed the litigation to federal court.  The case is currently pending under Case No. 1:19-cv-07829-PAE; Thomas & Betts Corporation, now known as, ABB Installation Products, Inc., Plaintiff, v. Trinity Meyer Utility Structures, LLC, formerly known as McKinley 2014 Acquisition, LLC, and Arcosa, Inc., Defendants; In the United States District Court for the Southern District of New York.  The Company and Meyer have filed a motion to dismiss T&B’s claims, and an Answer and Counterclaims against T&B.  We intend to vigorously defend ourselves in this matter. Based on the facts and circumstances currently known to the Company, (i) we cannot determine that a loss is probable at this time, and therefore no accrual has been included in the accompanying consolidated financial statements; and (ii) a possible loss is not reasonably estimable.
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
Executive Summary
Financial and Operational Highlights

•
Revenues for the three and nine months ended September 30, 2019 increased 17.5% and 18.8% to $445.0 million and $1,290.0 million, respectively, compared to the same periods in 2018, primarily due to the impact of the ACG acquisition in our Construction Products Group, higher unit volumes and prices in our Energy Equipment Group, and higher tank barge deliveries in our Transportation Products Group.

•
Operating profit for the three and nine months ended September 30, 2019 totaled $42.8 million and $122.4 million, respectively, representing an increase of $36.4 million and $54.2 million, respectively, from the same periods in 2018, primarily driven by increased revenues, operating improvements in our Energy Equipment Group, and certain other charges recognized in the prior periods including an impairment charge of $23.2 million related to divested businesses.

•
Selling, engineering, and administrative expenses increased by 13.5% and 13.1%, respectively, for the three and nine months ended September 30, 2019 when compared to the prior year periods largely due to additional costs from the acquired ACG business.

•
The effective tax rate for the three and nine months ended September 30, 2019 was 22.0% and 22.1%, respectively, compared to 51.5% and 27.5% for the same periods in 2018. The decrease in the tax rate for the three and nine months ended September 30, 2019 is primarily due to increased foreign tax benefits in the current periods as well as a portion of the $23.2 million impairment charge recorded in the third quarter of 2018 related to foreign operations for which taxes were not provided. See Note 10, “Income Taxes” of the Consolidated and Combined Financial Statements.

•
Net income for the three and nine months ended September 30, 2019 was $32.7 million and $92.2 million, respectively, compared with $3.2 million and $48.0 million, respectively, for the same periods in 2018.

Our Energy Equipment and Transportation Products Groups operate in cyclical industries. Additionally, results in our Construction Products Group are affected by weather and seasonal fluctuations with the second and third quarters historically being the quarters with the highest revenues.
Unsatisfied Performance Obligations (Backlog)
As of September 30, 2019 and 2018 our unsatisfied performance obligations, or backlog, were as follows:

	September 30, 2019	September 30, 2018
	(in millions)
Energy Equipment Group:
Wind towers and utility structures	$563.6	$700.3
Other	44.3	83.5

Transportation Products Group:
Inland barges	$363.8	$210.4
Approximately 30% of unsatisfied performance obligations for wind towers and utility structures in our Energy Equipment Group are expected to be delivered during the year ending December 31, 2019, with the remainder expected to be delivered in 2020. Approximately 53% of the unsatisfied performance obligations for our other business lines in our Energy Equipment Group are expected to be delivered during the year ending December 31, 2019, with the remainder expected to be delivered in 2020. Approximately 29% of unsatisfied performance obligations for inland barges in our Transportation Products Group are expected to be delivered during the year ending December 31, 2019 with the remainder expected to be delivered in 2020.

Results of Operations
Overall Summary
Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Percent Change	2019	2018	Percent Change
	(in millions)			(in millions)
Construction Products Group	$115.9	$72.6	59.6%	$337.5	$226.7	48.9%
Energy Equipment Group	210.2	198.4	5.9	623.6	573.1	8.8
Transportation Products Group	120.6	108.5	11.2	333.4	289.3	15.2
Segment Totals before Eliminations	446.7	379.5	17.7	1,294.5	1,089.1	18.9
Eliminations	(1.7)	(0.9)		(4.5)	(3.1)
Consolidated and Combined Total	$445.0	$378.6	17.5	$1,290.0	$1,086.0	18.8
Our revenues for the three and nine months ended September 30, 2019 increased by 17.5% and 18.8%, respectively, from the prior year periods primarily due to the impact of the ACG acquisition in our Construction Products Group, higher unit volumes and prices in our Energy Equipment Group, and higher tank barge deliveries in our Transportation Products Group.

Operating Costs

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Percent Change	2019	2018	Percent Change
	(in millions)			(in millions)
Construction Products Group	$99.4	$57.3	73.5%	$292.2	$181.4	61.1%
Energy Equipment Group	183.6	211.6	(13.2)	543.8	560.6	(3.0)
Transportation Products Group	109.4	95.0	15.2	301.3	254.1	18.6
All Other	—	0.1		—	0.1
Segment Totals before Eliminations and Corporate Expenses	392.4	364.0	7.8	1,137.3	996.2	14.2
Corporate	11.5	9.1	26.4	34.8	24.7	40.9
Eliminations	(1.7)	(0.9)	88.9	(4.5)	(3.1)	45.2
Consolidated and Combined Total	$402.2	$372.2	8.1	$1,167.6	$1,017.8	14.7
Operating costs for the three and nine months ended September 30, 2019 increased by 8.1% and 14.7%, respectively, over the same periods in 2018. The increases in our Construction Products Group were primarily due to higher volumes from the acquired ACG business. Operating costs for the Energy Equipment Group were lower for the three and nine months ended September 30, 2019 compared to the same periods of 2018, primarily due to the elimination of operating losses from businesses divested in 2018 and an impairment charge recognized in the prior year periods, partially offset by higher volumes. Operating costs for the Transportation Products Group were higher for the three and nine months ended September 30, 2019 due to higher tank barge deliveries and start-up costs incurred related to the re-opening of a previously idled barge facility.
Selling, engineering, and administrative expenses, including Corporate expenses, increased by 13.5% and 13.1% for the three and nine months ended September 30, 2019, respectively, largely due to additional costs from the acquired ACG business. As a percentage of revenue, selling, engineering, and administrative expenses were 10.2% and 10.3% for the three and nine months ended September 30, 2019, respectively, as compared to 10.6% and 10.8% for the same periods in 2018.
Operating Profit (Loss)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Percent Change	2019	2018	Percent Change
	(in millions)			(in millions)
Construction Products Group	$16.5	$15.3	7.8%	$45.3	$45.3	—%
Energy Equipment Group	26.6	(13.2)	301.5	79.8	12.5	538.4
Transportation Products Group	11.2	13.5	(17.0)	32.1	35.2	(8.8)
All Other	—	(0.1)		—	(0.1)
Segment Totals before Corporate Expenses	54.3	15.5	250.3	157.2	92.9	69.2
Corporate	(11.5)	(9.1)	26.4	(34.8)	(24.7)	40.9
Consolidated and Combined Total	$42.8	$6.4	568.8	$122.4	$68.2	79.5
Operating profit for the three months ended September 30, 2019 increased by 568.8% when compared to the same period in 2018. Operating profit in the Construction Products Group increased for the three months ended September 30, 2019 when compared to the prior year period due to higher volumes from the acquired ACG business and our legacy businesses. Operating profit in our Energy Equipment Group increased for the three months ended September 30, 2019 compared to the prior year period primarily due to higher unit volumes in wind towers and higher volume and pricing levels in utility structures., the elimination of operating losses from businesses divested in 2018, and an impairment charge recognized in the prior year period. Operating profit in our Transportation Products Group decreased for the three months ended September 30, 2019 compared to the prior year period primarily due to lower pricing for steel components, partially offset by higher tank barge deliveries.
Operating profit for the nine months ended September 30, 2019 increased by 79.5% when compared to the same period in 2018. Operating profit in the Construction Products Group was flat for the nine months ended September 30, 2019 when compared to the prior year period. Operating profit in our Energy Equipment Group increased for the nine months ended September 30, 2019 compared to the prior year period primarily due to higher unit volumes in wind towers and higher volume and pricing levels in utility structures., the elimination of operating losses from businesses divested in 2018, and an impairment charge recognized in the prior year period. Operating profit in our Transportation Products Group decreased for the nine months ended September 30, 2019 compared to the prior year period primarily due to decreased deliveries and lower contractual pricing for steel components and start-up costs incurred toward the re-opening of a previously idled barge facility, partially offset by higher tank barge deliveries.
For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.

Other Income and Expense
Other, net (income) expense consists of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Interest income	$(0.3)	$—	$(1.0)	$—
Foreign currency exchange transactions	(0.3)	—	0.7	2.2
Other	(0.1)	(0.2)	(0.7)	(0.2)
Other, net	$(0.7)	$(0.2)	$(1.0)	$2.0
Income Taxes
The provision for income taxes results in effective tax rates that differ from the statutory rates. The Company's effective tax rate for the three and nine months ended September 30, 2019 was 22.0% and 22.1%, respectively, compared to 51.5% and 27.5% for the same periods in 2018. The decrease in the tax rate for the three and nine months ended September 30, 2019 is primarily due to increased foreign tax benefits in the current periods as well as a portion of the $23.2 million impairment charge recorded in third quarter of 2018 related to foreign operations for which taxes were not provided.
Our effective tax rate reflects the Company's estimate for its state income tax expense, excess tax benefits related to equity compensation, and the impact of foreign tax benefits. See Note 10, "Income Taxes" of the Consolidated and Combined Financial Statements for a further discussion of income taxes.

Segment Discussion
Construction Products Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Percent	2019	2018	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Construction aggregates	$96.9	$52.9	83.2%	$278.5	$166.6	67.2%
Other	19.0	19.7	(3.6)	59.0	60.1	(1.8)
Total revenues	115.9	72.6	59.6	337.5	226.7	48.9

Operating costs:
Cost of revenues	88.9	49.9	78.2	257.9	159.9	61.3
Selling, engineering, and administrative costs	10.5	7.4	41.9	34.3	21.5	59.5
Operating profit	$16.5	$15.3	7.8	$45.3	$45.3	—
Operating profit margin	14.2%	21.1%		13.4%	20.0%

Depreciation, depletion, and amortization(1)	$9.7	$5.2	86.5	$27.5	$15.4	78.6
(1) Depreciation, depletion, and amortization are components of operating profit.
Revenues and cost of revenues increased by 59.6% and 78.2%, respectively, for the three months ended September 30, 2019, when compared to the same period in 2018. The acquisition of ACG resulted in an increase of approximately 50% in revenues for the three months ended September 30, 2019 compared to the same period in 2018, combined with increased volumes in our legacy businesses. Cost of revenues increased during the three months ended September 30, 2019 compared to the same period in the prior year, primarily driven by the increased revenues as a result of the ACG acquisition, increased sales volumes and production costs in our legacy businesses, and increased depreciation, depletion, and amortization. Selling, engineering, and administrative costs increased by 41.9% for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to additional costs from the acquired ACG business. Operating profit margin decreased for the three months ended September 30, 2019 compared to the same period in 2018, reflective of the change in product mix as a result of the ACG business acquired at the end of 2018.

Revenues and cost of revenues increased by 48.9% and 61.3%, respectively, for the nine months ended September 30, 2019, when compared to the same period in 2018. The acquisition of ACG resulted in an increase of approximately 50% in revenues for the nine months ended September 30, 2019 compared to the same period in 2018, partially offset by weather-driven volume declines in our legacy businesses in the first six months of 2019. Cost of revenues increased during the nine months ended September 30, 2019 compared to the same period in the prior year, primarily driven by the increased revenues as a result of the ACG acquisition, increased production costs in our legacy businesses, and increased depreciation, depletion, and amortization. Selling, engineering, and administrative costs increased by 59.5% for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to additional costs from the acquired ACG business. Operating profit margin decreased for the nine months ended September 30, 2019 compared to the same period in 2018, reflective of the change in product mix as a result of the ACG business acquired at the end of 2018.

Energy Equipment Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Percent	2019	2018	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Wind towers and utility structures	$159.8	$147.0	8.7%	$469.4	$427.5	9.8%
Other	50.4	51.4	(1.9)	154.2	145.6	5.9
Total revenues	210.2	198.4	5.9	623.6	573.1	8.8

Operating costs:
Cost of revenues	165.6	171.0	(3.2)	497.2	484.0	2.7
Selling, engineering, and administrative costs	18.0	17.4	3.4	46.6	53.4	(12.7)
Impairment charge	—	23.2		—	23.2
Operating profit	$26.6	$(13.2)	(301.5)	$79.8	$12.5	538.4
Operating profit margin	12.7%	(6.7)%		12.8%	2.2%

Depreciation and amortization(1)	$6.9	$7.4	(6.8)	$21.2	$22.6	(6.2)
(1) Depreciation and amortization are components of operating profit.
Revenues increased by 5.9% for the three months ended September 30, 2019 when compared to the same period in 2018. Revenues from our wind towers and utility structures product lines increased by 8.7%, driven primarily by higher unit volumes in wind towers and higher volume and pricing levels in utility structures. Revenues from other product lines decreased slightly by 1.9% as higher storage tank pricing levels were offset by the reduction in revenues from businesses divested in 2018. Cost of revenues decreased by 3.2% for the three months ended September 30, 2019 compared to 2018, driven by the reduction in costs from businesses divested in 2018 as well as a $6.1 million reserve on finished goods inventory recognized in the prior year period related to an order for a single customer in our utility structures business, partially offset by costs related to higher overall volumes. Selling, engineering, and administrative costs were substantially unchanged for the three months ended September 30, 2019 when compared to the same period in 2018.
Revenues increased by 8.8% for the nine months ended September 30, 2019 when compared to the same period in 2018. Revenues from our wind towers and utility structures product lines increased by 9.8%, driven primarily by higher unit volumes in wind towers and higher pricing levels in utility structures. Revenues from other product lines increased by 5.9% as higher storage tank pricing levels were partially offset by the reduction in revenues from businesses divested in 2018. Cost of revenues increased by 2.7% for the nine months ended September 30, 2019 compared to 2018, driven primarily by higher overall volumes offset partially by the reduction in costs from businesses divested in 2018 as well as a $6.1 million reserve on finished goods inventory recognized in the prior year period related to an order for a single customer in our utility structures business. Selling, engineering, and administrative costs decreased by 12.7% for the nine months ended September 30, 2019 when compared to the same period in 2018, primarily due to the reduction of costs from businesses divested in 2018 and due to a $2.9 million recovery of bad debt related to a single customer in our utility structures business.
In the third quarter of 2018, the Company recorded an impairment charge of $23.2 million associated with the write-down of the net assets of certain businesses classified as held for sale. See Note 2 to the Consolidated and Combined Financial Statements for further information about the impairment charge.

The backlog for wind towers and utility structures was $563.6 million and $700.3 million at September 30, 2019 and 2018, respectively. Approximately 30% of unsatisfied performance obligations for wind towers and utility structures are expected to be delivered during the year ending December 31, 2019 with the remainder expected to be delivered during 2020. Future wind tower orders are subject to uncertainty following the phase-out of the Production Tax Credit. Pricing of orders and individual order quantities during the three months ended September 30, 2019 continue to be reflective of a market transitioning from production tax credit incentives. As of September 30, 2019, the backlog for our other business lines in our Energy Equipment Group was $44.3 million, of which 53% is expected to be delivered during the year ending December 31, 2019, with the remainder to be delivered during 2020.

Transportation Products Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Percent	2019	2018	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Inland barges	$77.5	$49.3	57.2%	$193.0	$123.0	56.9%
Steel components	43.1	59.2	(27.2)	140.4	166.3	(15.6)
Total revenues	120.6	108.5	11.2	333.4	289.3	15.2

Operating costs:
Cost of revenues	103.9	88.8	17.0	284.6	236.6	20.3
Selling, engineering, and administrative costs	5.5	6.2	(11.3)	16.7	17.5	(4.6)
Operating profit	$11.2	$13.5	(17.0)	$32.1	$35.2	(8.8)
Operating profit margin	9.3%	12.4%		9.6%	12.2%

Depreciation and amortization (1)	$4.3	$4.2	2.4	$12.0	$11.7	2.6
(1) Depreciation and amortization are components of operating profit.
Revenues and cost of revenues increased for the three months ended September 30, 2019 by 11.2% and 17.0%, respectively, compared to the same period in 2018 primarily from higher tank barge deliveries which were partially offset by lower contractual pricing and decreased deliveries for steel components. Railcar component demand has declined as the North American industry outlook for new railcar builds has softened. The Company expects the decline to continue into 2020 unless the industry backlog for new railcars recovers.
Revenues and cost of revenues increased for the nine months ended September 30, 2019 by 15.2% and 20.3%, respectively, compared to the same period in 2018 primarily from higher tank barge deliveries, partially offset by decreased deliveries and lower contractual pricing for steel components. Cost of revenues also increased by $3.3 million for the nine months ended September 30, 2019 due to start-up costs incurred towards the re-opening of a previously idled barge manufacturing facility, which began delivering barges in the third quarter of 2019.
Selling, engineering, and administrative costs decreased for the three and nine months ended September 30, 2019 by 11.3% and 4.6%, respectively, compared to the same periods in 2018, primarily due to lower compensation costs.
As of September 30, 2019, the backlog for the Transportation Products Group was $363.8 million compared to $210.4 million as of September 30, 2018. Approximately 29% of unsatisfied performance obligations for inland barges are expected to be delivered during the year ending December 31, 2019 with the remainder expected to be delivered in 2020.

Corporate

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Percent	2019	2018	Percent
	(in millions)		Change	(in millions)		Change
Corporate overhead costs	$11.5	$9.1	26.4%	$34.8	$24.7	40.9%
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

For the three and nine months ended September 30, 2019, the increase in corporate overhead costs compared to 2018 was primarily due to incremental standalone costs related to the replacement of services and fees previously provided or incurred by Trinity as well as other standalone public company costs. We estimate full-year corporate costs will be approximately $50.0 million in fiscal year 2019.
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
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Total cash provided by (required by):
Operating activities	$219.0	$118.5
Investing activities	(87.4)	(55.4)
Financing activities	(103.5)	(59.5)
Net increase in cash and cash equivalents	$28.1	$3.6
Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2019 was $219.0 million compared to $118.5 million for the nine months ended September 30, 2018.

•	The increase in net cash provided by operating activities was primarily driven by increased earnings for the nine months ended September 30, 2019 and changes in current assets and liabilities.

•
The changes in current assets and liabilities resulted in a net source of cash of $39.5 million for the nine months ended September 30, 2019 compared to a net use of cash of $29.2 million for the nine months ended September 30, 2018. This increase was primarily driven by a reduction in receivables for our Energy Equipment and Transportation Products Groups, partially offset by the increase in inventories primarily in our Transportation Products Group.

Investing Activities. Net cash required by investing activities for the nine months ended September 30, 2019 was $87.4 million compared to $55.4 million for the nine months ended September 30, 2018.

•
Capital expenditures for the nine months ended September 30, 2019 were $61.0 million compared to $33.0 million for the same period last year. Full-year capital expenditures are expected to range between $80 million and $85 million in 2019. We expect maintenance capital expenditures of approximately $60 million and capital expenditures related to additional growth to be in the range of $20 million and $25 million in 2019.

•	Proceeds from the sale of property, plant, and equipment and other assets totaled $4.7 million for the nine months ended September 30, 2019, compared to $2.6 million for the same period in 2018.

•
Cash paid for acquisitions, net of cash acquired, was $31.1 million for the nine months ended September 30, 2019 compared to $25.0 million for the same period in 2018. There was no divestiture activity for the nine months ended September 30, 2019 and 2018.

Financing Activities. Net cash required by financing activities during the nine months ended September 30, 2019 was $103.5 million compared to $59.5 million for the same period in 2018.

•
Current year activity was primarily related to the $80.0 million repayments of advances under the Company's revolving credit facility, while prior year activity was primarily related to net transfers to Former Parent totaling $56.3 million.

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
As of September 30, 2019, we had $100.0 million of outstanding loans borrowed and $38.7 million of letters of credit issued under the facility, leaving $261.3 million available.
The Company's revolving credit facility requires the maintenance of certain ratios related to leverage and interest coverage. As of September 30, 2019, we were in compliance with all such financial covenants.
Dividends and Repurchase Program
In September 2019, the Company declared a quarterly cash dividend of $0.05 per share to be paid in October 2019.
In December 2018, the Company’s Board of Directors authorized a $50 million share repurchase program effective December 5, 2018 through December 31, 2020. Under the program, the Company repurchased 361,442 shares at a cost of $11.0 million during the nine months ended September 30, 2019. As of September 30, 2019, the Company had a remaining authorization of $36.0 million under the program. See Note 1 “Overview and Summary of Significant Accounting Policies” to the Consolidated and Combined Financial Statements.
Derivative Instruments
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in 2023, to reduce the effect of changes in the variable interest rates associated with borrowings under the revolving credit facility. The instrument carried an initial notional amount of $100.0 million, thereby hedging the first $100.0 million of borrowings under the credit facility. The instrument effectively fixes the LIBOR component of the credit facility borrowings at a monthly rate of 2.71%. As of September 30, 2019, the Company has recorded a liability of $5.2 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive loss. See Note 3 “Fair Value Accounting” and Note 7 “Debt” to the Consolidated and Combined Financial Statements.
Off-Balance Sheet Arrangements
As of September 30, 2019, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $38.7 million. Of the outstanding letters of credit as of September 30, 2019, $21.6 million are expected to expire in 2019, with the remainder in 2020. The majority of our letters of credit obligations support the Company’s various insurance programs and warranty claims and generally renew by their terms each year. See Note 7 “Debt” to the Consolidated and Combined Financial Statements.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2018 as set forth in our 2018 Annual Report on Form 10-K. See Note 9 “Other, Net” of the Consolidated and Combined Financial Statements for the impact of foreign exchange rate fluctuations for the three and nine months ended September 30, 2019.

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
As permitted by the SEC Staff interpretive guidance for recently acquired businesses, management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of September 30, 2019 excludes an assessment of the internal control over financial reporting of the ACG business acquired in December 2018. The ACG business represents approximately 17% of consolidated total assets and approximately 9% of consolidated revenues as of and for the nine months ended September 30, 2019.

PART II

Item 1. Legal Proceedings
On July 22, 2019, the Company was served with a breach of contract lawsuit filed by Thomas & Betts Corporation (“T&B”) against the Company and its wholly-owned subsidiary, Trinity Meyer Utility Structures, LLC, now known as Meyer Utility Structures, LLC (“Meyer”), in the Supreme Court of the State of New York, New York County.  T&B’s claims relate to responsibility for alleged product warranty claims pursuant to the terms of the Asset Purchase Agreement, dated June 24, 2014, entered into by and between T&B and Meyer (the “APA”) with respect to Meyer’s purchase of certain assets of T&B’s utility structure business.   The Company and Meyer subsequently removed the litigation to federal court.  The case is currently pending under Case No. 1:19-cv-07829-PAE; Thomas & Betts Corporation, now known as, ABB Installation Products, Inc., Plaintiff, v. Trinity Meyer Utility Structures, LLC, formerly known as McKinley 2014 Acquisition, LLC, and Arcosa, Inc., Defendants; In the United States District Court for the Southern District of New York.  The Company and Meyer have filed a motion to dismiss T&B’s claims, and an Answer and Counterclaims against T&B.  We intend to vigorously defend ourselves in this matter.

Item 1A. Risk Factors
There have been no material changes in the Company's risk factors from those set forth in our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended September 30, 2019:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2019 through July 31, 2019	916	$36.50	—	$39,023,255
August 1, 2019 through August 31, 2019	92,800	$32.66	91,868	$36,025,126
September 1, 2019 through September 30, 2019	—	$—	—	$36,025,126
Total	93,716	$32.70	91,868	$36,025,126

(1)
These columns include: (i) the surrender to the Company of 1,848 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock units issued to employees and (ii) the purchase of 91,868 shares of common stock on the open market as part of the stock repurchase program.

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

Item 5. Other Information
None.

Item 6. Exhibits

NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation of Arcosa, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 filed on October 31, 2018, File No. 333-228098).
3.2	Amended and Restated Bylaws of Arcosa, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-8 filed on October 31, 2018, File No. 333-228098).
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
95	Mine Safety Disclosure Exhibit (filed herewith).
101.INS	Inline XBRL Instance Document (filed electronically herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCOSA, INC.	By	/s/ Scott C. Beasley
Registrant
Scott C. Beasley
Chief Financial Officer
October 31, 2019