Form 10-K
period 2019-12-31
Arcosa, Inc.
filed 2020-02-27
CIK 1739445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
Securities registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 28, 2019) was $1,820.8 million.
At January 15, 2020 the number of shares of common stock outstanding was 48,279,180.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive 2020 Proxy Statement.

ARCOSA, INC.
FORM 10-K

PART I
Item 1. Business.
General Description of Business. Arcosa, Inc. and its consolidated subsidiaries, (“Arcosa,” “Company,” “we,” or “our”) headquartered in Dallas, Texas, is a provider of infrastructure-related products and solutions with leading brands serving construction, energy, and transportation markets in North America. Our individual businesses have built reputations for quality, service, and operational excellence over decades. Arcosa serves a broad spectrum of infrastructure-related markets and is strategically focused on driving organic and disciplined acquisition growth to capitalize on the fragmented nature of many of the industries in which we operate. With Arcosa’s current platform of businesses and additional growth opportunities, we are well- aligned with key market trends, such as the replacement and growth of aging transportation and energy infrastructure, the continued shift to renewable power generation, and the expansion of downstream energy infrastructure.
We are united in our shared purpose to fulfill the four pillars of our long-term vision, which include:

•	growing in attractive markets where we can achieve sustainable competitive advantages;

•	reducing the complexity and cyclicality of the overall business;

•	improving long-term returns on invested capital; and

•	integrating Environmental, Social, and Governance initiatives (ESG) into our long-term strategy.
We believe our long-term vision is aligned with value creation for all our stakeholders. In 2019, the Company made progress on advancing its long-term vision by successfully executing against our Stage One Priorities of growing the Construction Products Group in compelling markets; improving profitability margins in the Energy Equipment Group; capitalizing on a barge market recovery in the Transportation Products Group; and operating a lean corporate structure.
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
Overview. As a provider of infrastructure-related products and solutions, we manufacture or process and sell a variety of products, principally including:

	Construction Products	Energy Equipment	Transportation Products

Primary products	• Natural aggregates • Lightweight aggregates • Specialty milled or processed materials • Trench shields and shoring products	• Wind towers • Utility structures • Storage and distribution tanks	• Inland barges • Fiberglass barge covers, winches, and other components • Axles and couplers for railcars and locomotives
Primary markets served	• Residential, commercial, and industrial construction • Road and bridge construction • Agriculture • Specialty building products • Underground construction	• Wind power generation • Electricity transmission and distribution • Gas and liquids storage and transportation for residential, commercial, agriculture, and industrial markets	• Transportation products serving numerous markets, including: • Agriculture/food products • Refined products • Chemicals • Upstream oil • Railcar manufacturers and maintenance operations

Recent Developments. On January 6, 2020, Arcosa completed the acquisition of Cherry Industries, Inc. and affiliated entities (“Cherry” or “Cherry Companies”), a leading producer of natural and recycled aggregates in the Houston, Texas market for approximately $298 million. The acquisition of Cherry broadens our geographic presence, adding 12 Houston locations to Arcosa’s existing 20 active aggregate and specialty materials locations in Texas, provides us a new complementary product line of recycled aggregates, a growing product category due to resource scarcity and ESG benefits, and offers a platform for additional growth in natural and recycled aggregates. The purchase was funded with a combination of cash on-hand and advances under a new $150 million five-year term loan. See Note 2 and Note 7 to the Consolidated and Combined Financial Statements.
Our Segments. The table below describes the percentages of revenues attributable to each of our three segments over each of the three years ended December 31, 2019. For additional information regarding revenues, operating profit and identifiable assets by segment, please refer to Note 4 to the Consolidated and Combined Financial Statements.
Construction Products Group.
Markets
 Our Construction Products Group provides products that are used in multiple areas of construction infrastructure. Our products are used across the construction landscape including residential, commercial, industrial, road and bridge, and underground construction. As the United States ("U.S.") continues to experience population growth and replace its aging infrastructure, we believe our businesses are well-positioned to benefit from this activity. Additionally, our products are used in a variety of other markets, including certain agricultural and energy markets.
Products, Customers, and Competitors
Through wholly-owned subsidiaries, our Construction Products Group produces and sells construction aggregates including natural aggregates and specialty materials and construction site support equipment including trench shields and shoring products. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for revenues attributable to construction aggregates products.
We are an established producer and distributor of natural aggregates and specialty materials serving both public infrastructure and private construction markets with active quarries in Texas (20), Oklahoma (4), Louisiana (4), California (1), Colorado (1) , Alabama (1), Indiana (1), Kentucky (1), Nevada (1), Washington (1), Florida (1), and British Columbia (1). Our natural aggregates products include sand, gravel, limestone, gypsum, shale, clay, and various other products used in the production of ready mixed concrete, cement, precast concrete products, roads, oil and gas well pads, wind farms, as well as various other building products. Our natural aggregates customers are concrete producers; commercial, residential, highway, and general contractors; manufacturers of masonry and building products; and state and local governments. Shipments of natural aggregates from an individual quarry are generally limited in geographic scope because the cost of transportation to customers is high relative to the value of the product itself. Where practical, we have operations located close to our local markets. Proximity of our active quarries and strategic reserves to demand centers serves as a barrier to entry. The U.S. aggregates industry is a highly fragmented industry with more than 5,200 producers nationwide. We compete, in most cases, with natural aggregates producers in the regions where we operate.
Our specialty materials, including lightweight aggregates and milled or processed specialty building products and agricultural products, are produced and distributed nationwide. We currently operate 14 production facilities in the U.S., several of which operate at the quarries that produce the raw material inputs. Our specialty materials products enjoy higher barriers to entry than our natural aggregates due to specific mineral properties, specialized manufacturing, or additional processing. Lightweight aggregates are select shales or clays that are expanded and hardened by high temperatures in a rotary kiln and possess a bulk density that can be less than half that of natural aggregates. Product applications include structural lightweight concrete, lightweight masonry block, and road surface treatments. Our specialty building products and agricultural products are processed at several production facilities across the U.S., mostly using our natural aggregates as a component of raw material supply. Product applications include plasters, prills, agricultural supplements and fertilizers, paints, flooring, glass, ingredients for food and feed, and other products. Due to the added value in processing, specialty materials have a much wider, multi-state distribution area due to their higher value relative to their distribution costs as compared to natural aggregates. Therefore, we compete with specialty materials producers nationwide.
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

Raw Material and Suppliers
The primary raw material for our construction aggregates comes from quarries. Natural aggregates and specialty minerals can be found throughout the U.S. We have a proven and successful track record of securing long-term reserve positions for both current and future mine locations through our employment of exploration teams and the use of professional third parties. Our reserves are critical to our raw material supply and long-term success. We currently estimate that we have 933 million tons of proven and probable natural aggregates and specialty materials reserves strategically located in favorable markets that are expected to require large amounts of aggregates to meet future construction demand. For further discussion of our natural aggregates and specialty materials reserves, please refer to Item 2. “Properties.”
Energy Equipment Group.
Markets
Our Energy Equipment Group serves a broad spectrum of energy markets, including wind power generation, electricity transmission and distribution, and the storage and transportation of gas and liquid products for use in residential, commercial, agricultural, and industrial end markets. We believe we are well-positioned to benefit from the replacement and growth of North America energy infrastructure, policy changes encouraging more generation from renewable energy sources, and significant upgrades in the electrical grid to support enhanced reliability.
Products, Customers, and Competitors
Through wholly-owned subsidiaries, our Energy Equipment Group manufactures structural wind towers; steel utility structures for electricity transmission and distribution; and storage and distribution tanks. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” for revenues attributable to wind towers and utility structures products.
We are one of the leading manufacturers of structural wind towers in the U.S. and Mexico with five plants strategically located in wind-rich regions of North America. Our primary customers are wind turbine producers and we compete with both domestic and foreign producers of towers. Revenues from General Electric Company (“GE”) included in our Energy Equipment Group constituted 18.2%, 19.4%, and 22.9% of consolidated or combined revenues for the years ended December 31, 2019, 2018, and 2017, respectively.
We are a well-established manufacturer in the U.S. and Mexico of engineered steel utility structures for electricity transmission and distribution. Through our recognized brands, we have developed strong relationships with our primary customers, public and private utilities. We compete with both domestic and foreign manufacturers on the basis of product quality, engineering expertise, customer service, and on-time delivery of the product. Sales to our customers, particularly certain large utility customers, are often made through alliance contracts that can extend several years. We also sell into the competitive-market, whereby the lowest bidder is awarded the contract, provided all other qualifying criteria are met.
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
Raw Materials and Suppliers
The principal material used in our Energy Equipment Group is steel. During 2019, the supply of steel was sufficient to support our manufacturing requirements. Market steel prices continue to exhibit periods of volatility and ended 2019 lower than 2018, a year in which prices reached 10-year average highs. Steel prices may be volatile in the future in part as a result of market conditions. We often use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers to mitigate the effect of steel price volatility on our operating profit for the year. Arcosa’s manufacturing operations also use component parts, such as flanges for wind towers. In general, we believe there is enough capacity in the supply industries to meet current production levels and that our existing contracts and other relationships with multiple suppliers will meet our current production forecasts.
Transportation Products Group.
Markets
Our Transportation Products Group consists of established companies that supply manufactured steel products to the transportation industry. These transportation products serve a wide variety of markets, including the transportation of commodities such as grain, coal, aggregates, chemicals, fertilizers, petrochemicals, and refined products. We believe we are well-positioned to capitalize on the emerging recovery in the inland barge market, as the industry continues to recover from the recent multi-year downturn. Our businesses providing steel components to the North American rail industry currently face challenging market conditions as the forecast for new railcar production is expected to decline in 2020.

Products, Customers, and Competitors
Through wholly-owned subsidiaries, our Transportation Products Group manufactures and sells inland barges, fiberglass barge covers, winches, and marine hardware; and steel components for railcars and other transportation and industrial equipment. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” for revenues attributable to inland barges and steel components products.
We have a leading position in the U.S. market for the manufacture of inland barges and fiberglass barge covers. We manufacture a variety of hopper barges, tank barges, and fiberglass covers, and we provide a full line of deck hardware to the marine industry, including hatches, castings, and winches for towboats and dock facilities. Dry cargo barges transport various commodities, such as grain, coal, and aggregates. Tank barges transport liquids including refined products, chemicals, and a variety of petroleum products. Our fiberglass reinforced lift covers are used primarily for grain barges. Our barge manufacturing facilities are located along the U.S. inland river systems, allowing for rapid delivery to our customers. Our customers are primarily commercial marine transportation companies, lessors, and industrial shippers. We compete with a number of other manufacturers in the U.S.
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
Raw Materials and Suppliers
The principal material used in our Transportation Products Group is steel. During 2019, the supply of steel was sufficient to support our manufacturing requirements. Market steel prices continue to exhibit periods of volatility and ended 2019 lower than 2018, a year in which prices reached 10-year average highs. Steel prices may be volatile in the future in part as a result of market conditions. We often use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers to mitigate the effect of steel price volatility on our operating profit for the year. Arcosa’s manufacturing operations also use component parts, such as pumps, engines, and hardware for tank barges. In general, we believe there is enough capacity in the supply industries to meet current production levels and that our existing contracts and other relationships with multiple suppliers will meet our current production forecasts.
Unsatisfied Performance Obligations (Backlog). As of December 31, 2019 and 2018, our backlog of firm orders was as follows:

	December 31, 2019	December 31, 2018
	(in millions)
Energy Equipment Group:
Wind towers and utility structures	$596.8	$633.1
Other	$36.2	$55.1

Transportation Products Group:
Inland barges	$346.9	$230.5
Approximately 86% percent of unsatisfied performance obligations for our wind towers and utility structures in our Energy Equipment Group are expected to be delivered during the year ending 2020 with the remainder to be delivered in 2021. All of the unsatisfied performance obligations for our other business lines in our Energy Equipment Group are expected to be delivered during the year ending 2020. All of the unsatisfied performance obligations for inland barges in our Transportation Products Group are expected to be delivered during the year ending 2020.
Marketing. We sell substantially all of our products and services through our own sales personnel operating from offices in multiple locations in the U.S. and Mexico. We also use independent sales representatives and distributors.

Employees. The following table presents the approximate headcount breakdown of employees by business group:

Business Group	December 31, 2019
Construction Products Group	1,185
Energy Equipment Group	3,450
Transportation Products Group	1,540
Corporate	100
6,275
As of December 31, 2019, approximately 4,460 employees were employed in the U.S., 1,800 employees in Mexico, and 15 employees in Canada.
Seasonality. Results in our Construction Products Group are affected by seasonal fluctuations with the second and third quarters historically being the quarters with the highest revenues.
Intellectual Property. Arcosa owns a number of patents, trademarks, copyrights, trade secrets, and licenses to intellectual property owned by others. Although Arcosa’s intellectual property rights are important to Arcosa’s success, we do not regard our business as being dependent on any single patent, trademark, copyright, trade secret or license. For a discussion of risks related to our intellectual property, please refer to Item 1A. “Risk Factors—Risks Related to Our Business and Operations.”
Governmental Regulation.
Construction Products Group. Arcosa’s Construction Products Group is subject to regulation by the U.S. Mine Safety and Health Administration (“MSHA”), the Health-Safety and Reclamation Code of Ministry of Mines for British Columbia, and various state agencies, and certain specialty materials are regulated by the U.S. Food and Drug Administration (“FDA”).
Energy Equipment Group. Arcosa’s storage tanks are subject to the regulations by the U.S. Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and the U.S. Federal Motor Carrier Safety Administration (“FMCSA”), both of which are part of the U.S. Department of Transportation (“USDOT”), and various state agencies. These agencies promulgate and enforce rules and regulations pertaining, in part, to the manufacture of tanks that are used in the storage, transportation and transport arrangement, and distribution of regulated and non-regulated substances.
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
Our steel components businesses that serve the railcar industry are regulated by governmental agencies such as the USDOT and the administrative agencies it oversees, including the Federal Railroad Administration, and industry authorities such as the Association of American Railroads. All such agencies and authorities promulgate rules, regulations, specifications, and operating standards affecting rail-related safety standards for railroad equipment.
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
International Regulations. We ship raw materials to Mexico and manufacture products in Mexico that are sold in the U.S. or elsewhere, which are subject to customs and other regulations. In addition, we are subject to other governmental regulations and authorities in Mexico and other countries where we conduct business that regulate products manufactured, sold, or used in those countries.
Environmental, Health, and Safety. We are subject to federal, state, and international environmental, health, and safety laws and regulations in the U.S., Mexico, and each country in which we operate, including the U.S. Environmental Protection Agency (“USEPA”). These include laws regulating air emissions, water discharge, hazardous materials, and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements globally. Although it is our intent to comply with all such requirements and regulations, we cannot provide assurance that we are at all times in compliance. Environmental requirements are complex, change frequently, and have tended to become more stringent over time. Accordingly, we cannot assure that environmental requirements will not change or become more stringent over time or that our eventual environmental costs and liabilities will not be material.

Certain environmental laws assess liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances. At this time, we are involved in various stages of investigation and cleanup related to environmental remediation matters at certain of our facilities. In addition, there may be soil or groundwater contamination at several of our properties resulting from historical, ongoing, or nearby activities.
We cannot ensure that our eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, our results of operations could be materially adversely affected. See “Critical Accounting Policies and Estimates” in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 of the Notes to Consolidated and Combined Financial Statements for further information regarding reserves for environmental matters.
See Item 1A for further discussion of risk factors with regard to environmental, governmental, and other matters.
Information About Our Executive Officers and Other Corporate Officers. The following table sets forth the names and ages of all of our executive officers and other corporate officers, their positions and offices presently held by them, and the year each person first became an officer.

Name	Age	Office	Officer Since
Antonio Carrillo*	53	President and Chief Executive Officer	2018
Scott C. Beasley*	39	Chief Financial Officer	2018
Reid S. Essl*	38	President, Construction Products	2018
Kerry S. Cole*	51	President, Energy Equipment	2018
Jesse E. Collins, Jr.*	53	President, Transportation Products	2018
Bryan P. Stevenson*	46	Chief Legal Officer	2018
Mary E. Henderson*	61	Chief Accounting Officer	2018
Gail M. Peck	52	Senior Vice President, Finance and Treasurer	2018
*Executive officer subject to reporting requirements under Section 16 of the Securities Exchange Act of 1934.
Antonio Carrillo serves as Arcosa’s President and Chief Executive Officer, as well as a member of its Board of Directors. From April 2018 until the Separation, Mr. Carrillo served as the Senior Vice President and Group President of Construction, Energy, Marine and Components of Trinity. From 2012 to February 2018, Mr. Carrillo served as the Chief Executive Officer of Orbia Advance Corporation (formerly known as Mexichem S.A.B. de C.V.), a publicly-traded global specialty chemical company. Prior to joining Orbia, Mr. Carrillo spent 16 years at Trinity where he served as Senior Vice President and Group President of Trinity’s Energy Equipment Group and was responsible for Trinity’s Mexico operations. Mr. Carrillo previously served as a director of Trinity from 2014 until the Separation in 2018 and served as a director of Dr. Pepper Snapple Group, Inc. from 2015 to 2018. Mr. Carrillo currently serves as a director of NRG Energy, Inc. where he was appointed in 2019.

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

Reid S. Essl serves as the President of Construction Products at Arcosa. From 2016 until the Separation, Mr. Essl served as the President of Trinity Construction Materials and from 2013 to 2016, Mr. Essl served as the Group Chief Financial Officer of the Construction, Energy, Marine, and Components businesses of Trinity. In his 14 years at Trinity, Mr. Essl held a variety of operational, financial, strategic planning, and business development positions.

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

Mary E. Henderson serves as the Chief Accounting Officer at Arcosa. From 2010 until the Separation, Ms. Henderson served as Vice President and Chief Accounting Officer of Trinity. Ms. Henderson joined Trinity in 2003 and served in a variety of leadership positions including Corporate Controller, Assistant Corporate Controller, and Director of External Reporting.

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

Risks Related to our Business and Operations.
Many of the industries in which Arcosa operates are subject to global market volatility and economic cyclicality.
Instability in the global economy, negative conditions in the global credit markets, volatility in the industries that Arcosa’s products serve, fluctuations in commodity prices, changes in legislative policy, adverse changes in the availability of raw materials and supplies, or adverse changes in the financial condition of Arcosa’s customers could lead to a reduction in orders for Arcosa’s products and customers’ requests for deferred deliveries of Arcosa’s backlog orders. Additionally, such events could result in Arcosa’s customers’ attempts to unilaterally cancel or terminate firm contracts or orders in whole or in part resulting in contract or purchase order breaches which could result in increased commercial litigation costs.
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
Arcosa faces competition from manufacturers both in the U.S. and around the world, some of which may engage in competition and trade practices involving the importation of competing products into the U.S. in violation of U.S. or other foreign laws, regulations, or practices.  For example, Arcosa’s competitors import competing products that are subsidized by foreign governments and sold in the U.S. at less than fair value. The results of trade negotiations, trade agreements, and tariffs could also negatively affect Arcosa’s supplies, cost of goods sold, and customers. These trade policies and practices could increase pricing pressure on

Arcosa’s products, reduce Arcosa’s revenues and operating profits, limit Arcosa’s ability to grow, and otherwise adversely affect Arcosa’s financial results.
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
Arcosa’s success depends on the continued services of its executive team and key management employees, none of whom currently have an employment agreement with Arcosa. Arcosa may not be able to retain the services of its executives and key management in the future. The loss of the services of one or more executives or key members of Arcosa’s management team, or Arcosa’s inability to successfully develop talent for succession planning, could result in increased costs associated with attracting and retaining a replacement and could disrupt Arcosa’s operations and result in a loss of revenues.
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
Furthermore, any shortages in trucking capacity, any increase in the cost thereof, or any other disruption to the highway systems could limit Arcosa’s ability to deliver its products in a timely manner or at all. Any material disruption at one or more of Arcosa’s facilities or those of Arcosa’s customers or suppliers or otherwise within Arcosa’s supply chain, whether as a result of downtime, facility damage, an inability to deliver Arcosa’s products or otherwise, could prevent Arcosa from meeting demand, require Arcosa to incur unplanned capital expenditures, or cause other material disruption to Arcosa’s operations, any of which could have a material adverse effect on Arcosa’s business, financial condition, and results of operations.
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

Additionally, Arcosa maintains an inventory of certain products that meet standard specifications and are ultimately purchased by a variety of end users. Arcosa forecasts demand for these products to ensure that it keeps sufficient inventory levels of certain products that Arcosa expects to be in high demand and limits its inventory for which Arcosa does not expect much interest. However, Arcosa’s forecasts are not always accurate and unexpected changes in demand for these products, whether because of a change in preferences or otherwise, can lead to increased levels of obsolete inventory. Any delays in construction projects and Arcosa’s customers’ orders or any inability to manage Arcosa’s inventory could have a material adverse effect on Arcosa’s business, financial condition, and results of operations.
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
In addition, with respect to operations in Mexico and other foreign countries, unexpected changes in the political environment, laws, rules, and regulatory requirements; tariffs and other trade barriers, including regulatory initiatives for buying goods produced in America; more stringent or restrictive laws, rules and regulations relating to labor or the environment; adverse tax consequences; price exchange controls and restrictions; regulations affecting cross-border rail and vehicular traffic; or availability of commodities, including gasoline and electricity, could limit operations affecting production throughput and making the manufacture and distribution of Arcosa’s products less timely or more difficult.
Furthermore, any material change in the quotas, regulations or duties on imports imposed by the U.S. government and agencies or on exports by the government of Mexico or its agencies, could affect Arcosa’s ability to export products that Arcosa manufactures in Mexico. Failure to comply with such import and export regulations could result in significant fines and penalties.
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
Previously, we have expanded and plan in the future to expand our business and operations, and this expansion may involve expansion into markets (either inside or outside the U.S.) in which we have limited operating experience, including with respect to seeking regulatory approvals, becoming subject to regulatory authorities, and marketing or selling products. Further, our operations in new foreign markets may be adversely affected by a number of factors, including: general economic conditions and monetary and fiscal policy; financial risks, such as longer payment cycles, difficulty in collecting from international customers, the effect of local and regional financial crises and exposure to foreign currency exchange rate fluctuations and controls; multiple, conflicting and changing laws and regulations such as export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses; interest rates and taxation laws and policies; increased government regulation; social stability; and political, economic, or diplomatic developments. Certain jurisdictions have, from time to time, experienced instances of civil unrest and hostilities, both internally and with neighboring countries. Rioting, military activity, terrorist attacks, or armed hostilities could cause our operations in such jurisdictions to be adversely affected or suspended. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts, and wars.
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
GE, a customer in our Energy Equipment Group, accounted for approximately 18.2% of our consolidated revenues in 2019. The loss of revenues attributable to this customer could have a material adverse effect on our revenues and results of operations.
Arcosa may not be able to successfully identify, consummate or integrate acquisitions, and acquisitions may bring additional known and unknown risks to Arcosa’s business.
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
In addition, any merger or acquisition into which Arcosa may enter (including the Cherry acquisition) is subject to known and unknown risks of such business, markets and/or products and integrating such business, markets, and/or products into Arcosa’s businesses and culture. The failure to successfully integrate such mergers or acquisitions could prevent Arcosa from achieving the anticipated operating and cost synergies or long-term strategic benefits from such transactions.
The Cherry acquisition brings known and unknown risks to Arcosa, and Arcosa may fail to realize all of the anticipated benefits of the acquisition of Cherry or those benefits may be delayed, including due to difficulties integrating Cherry and Arcosa.
Cherry is bringing new lines of businesses to Arcosa, including demolition and recycling services. These new lines of businesses involve known and unknown risks. If any of these risks occur, they could result in a material adverse effect on Arcosa’s business, operations, or financial condition. In addition, some or all of Arcosa’s anticipated benefits from the Cherry acquisition may not be realized. Some of these benefits may not be realized due to Cherry’s concentration in the Houston, Texas-area market. A downturn in this market could have a disproportionate adverse impact on Cherry's business, operations, or financial condition. If Arcosa is not able to successfully integrate Cherry to any material degree, such failure of a successful integration could result in unexpected claims or otherwise have a material adverse effect on Arcosa’s business, operations, or financial condition. Integration risks include the following: (i) the diversion of management’s time and resources to integration matters from other Arcosa matters; (ii) difficulties in achieving business opportunities and growth prospects of Cherry; (iii) difficulties in managing the expanded operations; and (iv) challenges in retaining key personnel.
Some of Arcosa’s customers place orders for Arcosa’s products (i) in reliance on their ability to utilize tax benefits or tax credits such as accelerated depreciation or the production tax credit for renewable energy or (ii) to utilize federal-aid programs that allow for purchase price reimbursement or other government funding or subsidies, any of which benefits, credits, or programs could be or are being discontinued or allowed to expire without extension thereby reducing demand for certain of Arcosa’s products.
There is no assurance that the U.S. government will reauthorize, modify, or otherwise not allow the expiration of tax benefits, tax credits, subsidies, or federal-aid programs that may include funding of the purchase or purchase price reimbursement of certain of Arcosa’s products. For example, the federal renewable electricity production tax credit (“the PTC”) for wind energy facilities was scheduled to expire at the end of calendar year 2019; however, just prior to expiration, it was extended for one year. Pricing of orders and individual order quantities reflect a market transitioning from the PTC incentives. In instances where any benefits, credits, subsidies, or programs are allowed to expire or are otherwise modified or discontinued, the demand for Arcosa’s products could decrease, thereby creating the potential for a material adverse effect on Arcosa’s financial condition or results of operations and could result in non-cash impairments on long-lived assets, including intangible assets, and/or goodwill.
Arcosa’s access to capital may be limited or unavailable due to deterioration of conditions in the global capital markets and/or weakening of macroeconomic conditions.
In general, Arcosa may rely upon banks and capital markets to fund its growth strategy. These markets can experience high levels of volatility and access to capital can be constrained for extended periods of time. In addition to conditions in the capital markets, a number of other factors could cause Arcosa to incur increased borrowing costs and have greater difficulty accessing public and private markets for both secured and unsecured debt, which factors include Arcosa’s financial performance. If Arcosa is unable to secure financing on acceptable terms, Arcosa’s other sources of funds, including available cash, its committed bank facility, and cash flow from operations may not be adequate to fund its operations and contractual commitments and refinance existing debt.
Arcosa's indebtedness restricts its current and future operations, which could adversely affect its ability to respond to changes in its business and manage its operations.
On January 2, 2020, Arcosa entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), by and among Arcosa, as borrower, and the lenders party thereto. The Credit Agreement includes a number of restrictive covenants that impose significant operating and financial restrictions on Arcosa, including restrictions on its and its guarantors' ability to, among other things and subject to certain exceptions, incur or guarantee additional indebtedness, merge or dispose of all or substantially all of its assets, engage in transactions with affiliates and make certain restricted payments. In addition, the Credit Agreement requires Arcosa to comply with financial covenants. The Credit Agreement requires that we maintain a minimum interest coverage ratio of no less than 2.50 to 1.00 and maximum leverage ratio of no greater than 3.00 to 1.00, subject to certain exceptions, in each case, for any period of four consecutive fiscal quarters of Arcosa.
For more information on the restrictive covenants in the Credit Agreement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” Arcosa's ability to comply with these agreements may be affected by events beyond its control, including prevailing economic, financial, and industry conditions. These covenants could have an adverse effect on Arcosa's business by limiting its ability to take advantage of financing, merger and acquisition, or other opportunities. The breach of any of these covenants or restrictions could result in a default under the Credit Agreement.
The phaseout of the London Interbank Offered Rate (LIBOR) and the replacement of LIBOR with a different reference rate may have an adverse effect on Arcosa’s business.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established or if alternative benchmark reference rates will be adopted. Arcosa’s revolving credit facility, term loan, and other financial instruments utilize LIBOR or an alternative benchmark reference rate for calculating the applicable interest rate. After LIBOR is phased out, the interest rates for these obligations might be subject to change. The replacement of LIBOR with an alternative benchmark reference rate may adversely affect interest rates and result in higher borrowing costs under Arcosa’s current or future credit agreements and financial instruments. This could materially and adversely affect Arcosa’s results of operations, cash flows, ability to acquire debt financing and liquidity. Arcosa cannot predict the effect of the elimination of LIBOR or the establishment and use of alternative benchmark reference rates and the corresponding effects on Arcosa’s cost of capital.
Fluctuations in the price and supply of raw materials and parts and components used in the production of Arcosa’s products and the availability of natural aggregates and specialty materials reserves could have a material adverse effect on its ability to cost-effectively manufacture and sell its products. In some instances, Arcosa relies on a limited number of suppliers for certain raw materials, parts and components needed in its production.
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
A part of the operations in Arcosa’s Construction Products Group includes the mining of natural aggregates and specialty materials reserves. The success and viability of these operations depend on the accuracy of Arcosa’s reserve estimates, the costs of production and the ability to economically distribute the natural aggregates and specialty materials. Estimates for natural aggregate and specialty materials reserves and for the costs of production of such reserves depend upon a variety of factors and assumptions, many of which involve uncertainties beyond Arcosa’s control, such as geological and mining conditions that may not be identifiable. In addition, Arcosa's success in recovering natural aggregates and specialty materials depends on the ability to secure new reserve locations and permits to mine such reserves in areas that make distribution of materials economically viable. Inaccuracies in reserve estimates and production costs, and the inability to secure locations and permits for future operations could negatively affect our results of operations.
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
The inability to hire and retain skilled labor could adversely impact Arcosa’s operations.
Arcosa depends on skilled labor in the manufacture, maintenance, and repair of Arcosa’s products. Some of Arcosa’s facilities are located in areas where demand for skilled laborers may exceed supply. If Arcosa is unable to hire and retain these skilled laborers, including welders, Arcosa may be limited in its ability to maintain or increase production rates and could increase Arcosa’s labor costs.
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
Although we believe that we are in material compliance with all applicable regulations material to our business operations, amendments to existing statutes and regulations, adoption of new statutes and regulations or entering into new lines of business could require us to continually alter our methods of operation and/or discontinue the sale of certain of our products resulting in costs to us that could be substantial. We may not be able, for financial or other reasons, to comply with applicable laws, rules, regulations, and permit requirements. Our failure to comply with applicable laws, rules or regulations or permit requirements could subject us to civil remedies, including substantial fines, penalties, and injunctions, as well as possible criminal sanctions, which would, if of significant magnitude, materially adversely impact our operations and future financial condition.
Violations of or changes in the regulatory requirements applicable to the industries in which Arcosa operates or will operate may have a material adverse effect on Arcosa’s business, financial condition, and results of operations.
Arcosa’s Transportation Products Group is subject to regulation by, among others, the U.S. Coast Guard; the U.S. National Transportation Safety Board; the U.S. Customs Service; the Maritime Administration of the USDOT and private industry organizations such as the American Bureau of Shipping. These organizations establish safety criteria, investigate vessel accidents, and recommend improved safety standards.
Arcosa’s Construction Products Group is subject to regulation by MSHA, USEPA, FDA, and various state agencies.
Arcosa’s Energy Equipment Group is subject to the regulations by the PHMSA and the FMCSA, both of which are part of the USDOT; and various state agencies. These agencies promulgate and enforce rules and regulations pertaining, in part, to the manufacture of tanks that are used in the storage, transportation and transport arrangement, and distribution of regulated and non-regulated substances.
Arcosa’s operations are also subject to regulation of health and safety matters by OSHA and MSHA. In addition, our business is subject to additional regulatory requirements in Mexico and other countries where we conduct business.
Future regulatory changes, new lines of business which are covered by regulatory agencies that Arcosa has not previously been subject to, or the determination that Arcosa’s current or future products or processes are not in compliance with applicable requirements, rules, regulations, specifications, standards or product testing criteria might result in additional operating expenses, administrative fines or penalties, product recalls, reputational harm, or loss of business that could have a material adverse effect on Arcosa’s financial condition and operations. For example, the U.S. barge industry relies, in part, on the Jones Act, and changes to or a repeal of the legislation could have a material adverse impact on Arcosa’s barge business and revenues. In addition, the impact of a government shutdown could have a material adverse effect on Arcosa's revenues, profits, and cash flows. Arcosa relies on government personnel to conduct certain routine business processes related to the inspection and delivery of certain products that, if disrupted, could have an immediate impact on Arcosa's revenues and business.
Arcosa is subject to health and safety laws and regulations and any failure to comply with any current or future laws or regulations could have a material adverse effect on us.
Manufacturing and construction sites are inherently dangerous workplaces. Arcosa’s manufacturing sites often put Arcosa’s employees and others in close proximity with large pieces of mechanized equipment, moving vehicles, chemical and manufacturing processes, heavy products and other items, and highly regulated materials. As a result, Arcosa is subject to a variety of health and safety laws and regulations dealing with occupational health and safety. Unsafe work sites have the potential to increase employee turnover and raise Arcosa’s operating costs. Arcosa’s safety record can also impact Arcosa’s reputation. Arcosa maintains functional groups whose primary purpose is to ensure Arcosa implements effective work procedures throughout Arcosa’s organization and take other steps to ensure the health and safety of Arcosa’s work force, but there can be no assurances these measures will be successful in preventing injuries or violations of health and safety laws and regulations. Any failure to maintain safe work sites or violations of applicable health and safety laws could expose Arcosa to significant financial losses and reputational harm, as well as civil and criminal liabilities, any of which could have a material adverse effect on Arcosa’s business, financial condition, and results of operations.
Employment related lawsuits could be brought against us, which could be expensive, time consuming, and result in substantial damages to us.
Arcosa may become subject to substantial and costly litigation by its former and current employees related to improper termination of employment, sexual harassment, hostile work environment, and other employment-related claims. Such claims could divert management’s attention from Arcosa’s core business, be expensive to defend, and result in sizable damage awards against Arcosa. Arcosa’s current insurance coverage is limited and may not apply or may not be sufficient to cover these claims. Any employment related claims brought against Arcosa, with or without merit, could harm Arcosa’s reputation in the industry and reduce product sales. Damages assessed against Arcosa could have a material adverse impact on Arcosa’s financial condition and operating results.
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
Environmental operating permits are, or may be, required for Arcosa’s operations under these laws and regulations. These operating permits are subject to modification, renewal, and revocation. Although Arcosa regularly monitors and reviews its operations, procedures, and policies for compliance with Arcosa’s operating permits and related laws and regulations, the risk of environmental liability is inherent in the operation of Arcosa’s businesses.
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
In addition to environmental laws, the transportation of commodities by rail, barge, or container raises potential risks in the event of an accident that results in the release of an environmentally sensitive substance. Generally, liability under existing laws for an accident depends upon causation analysis and the acts, errors, or omissions, if any, of a party involved in the transportation activity, including, but not limited to, the shipper, the buyer, and the seller of the substances being transported, or the manufacturer of the barge, container, or its components. Additionally, the severity of injury or property damage arising from an incident may influence the causation responsibility analysis, exposing Arcosa to potentially greater liability. Under certain circumstances, strict liability concepts may apply. If Arcosa is found liable in any such incidents, it could have a material adverse effect on Arcosa’s financial condition, business, and operations.
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
Business, regulatory, and legal developments regarding climate change, and physical impacts from climate change, could have an adverse effect on our business, financial condition, and operations.
Legislation and new rules to regulate emission of greenhouse gases (“GHGs”) has been introduced in numerous state legislatures, the U.S. Congress, and by the USEPA. Some of these proposals would require industries to meet new standards that may require substantial reductions in carbon emissions. There is also a potential for climate change legislation and regulation that could adversely impact the cost of certain manufacturing inputs, including the cost of energy and electricity. While Arcosa cannot assess the direct impact of these or other potential regulations, new climate change protocols could affect demand for its products and/or affect the price of materials, input factors, energy costs, and manufactured components.
Potential impacts of climate change include physical impacts, such as disruption in production and product distribution due to impacts from major storm events, shifts in regional weather patterns and intensities, and sea level changes. Other adverse consequences of climate change could include an increased frequency of severe weather events, flooding, and rising sea levels that could affect operations at Arcosa’s manufacturing facilities as well as the price of insuring Company assets or other unforeseen disruptions of Arcosa’s operations, systems, property, or equipment.

The impacts of climate change and related regulations on our operations and the Company overall are highly uncertain and difficult to estimate, but such effects could be materially adverse to our business, financial position, results of operations, or cash flows.
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
Certain non-cash impairments may result from a change in our strategic goals, business direction, changes in market interest rates, or other factors relating to the overall business environment. Any impairment of the value of goodwill or other intangible assets recorded in connection with previous acquisitions will result in a non-cash charge against earnings, which could have a material adverse effect on our financial condition, results of operations, shareholder’s equity, and/or share price.
Changes in accounting policies or inaccurate estimates or assumptions in the application of accounting policies could adversely affect the reported value of Arcosa’s assets or liabilities and financial results.
Arcosa’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The significant accounting policies, together with the other notes that follow, are an integral part of the financial statements. Some of these policies require the use of estimates and assumptions that may affect the reported value of Arcosa’s assets or liabilities and financial results and require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. Accounting standard setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board, the SEC, and Arcosa’s independent registered public accounting firm) may amend or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be difficult to predict and can materially impact how Arcosa records and reports its financial condition and results of operations. In some cases, Arcosa could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. For a further discussion of some of Arcosa’s critical accounting policies and standards and recent accounting changes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 1 “Overview and Summary of Significant Accounting Policies” of the Notes to Consolidated and Combined Financial Statements.
From time to time Arcosa may take tax positions that the Internal Revenue Service (“IRS”), the Servicio de Administracion Tributaria (“SAT”) in Mexico, or other taxing jurisdictions may contest.
Our subsidiaries have in the past and may in the future take tax positions that the IRS, the SAT, or other taxing jurisdictions may challenge. Arcosa is required to disclose to the IRS as part of Arcosa’s tax returns particular tax positions in which Arcosa has a reasonable basis for the position but not a “more likely than not” chance of prevailing. If the IRS, SAT, or other taxing jurisdictions successfully contests a tax position that Arcosa takes, Arcosa may be required to pay additional taxes or fines which may not have been previously accrued that may adversely affect its results of operations and financial position.
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
For example, Arcosa produces many of its products at its manufacturing facilities in Mexico. Arcosa’s business benefits from free trade agreements such as the North American Free Trade Agreement (“NAFTA”). The U.S., Mexico and Canada have reached a U.S.-Mexico-Canada Agreement (“USMCA”) which would replace NAFTA. The USMCA would maintain duty-free access for many products. The USMCA still requires approval from Canada’s Parliament before it takes effect. It is uncertain what the outcome of the approval process and any further negotiations will be, but it is possible that additional revisions to USMCA or failure to secure approvals could adversely affect Arcosa’s existing production operations in Mexico and have a material adverse effect on Arcosa’s business, financial condition, and results of operations.
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
Arcosa is currently, and may from time to time be, involved in various claims or legal proceedings arising out of Arcosa’s operations. Adverse judgments and outcomes in some or all of these matters could result in significant losses and costs that could weaken Arcosa’s financial condition. Although Arcosa maintains reserves for its probable and reasonably estimable liability, Arcosa’s reserves may be inadequate to cover its portion of claims or final judgments after taking into consideration rights in indemnity and recourse under insurance policies or to third parties as a result of which there could be a material adverse effect on Arcosa’s business, operations, or financial condition.
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
Arcosa relies on information technology infrastructure and architecture, including hardware, network including the cloud, software, people, and processes to provide useful and confidential information to conduct Arcosa’s business in the ordinary course, including correspondence and commercial data and information interchange with customers, suppliers, legal counsel, governmental agencies, and consultants and to support assessments and conclusions about future plans and initiatives pertaining to market demands, operating performance, and competitive positioning. Any material failure, interruption of service, compromised data security, or cybersecurity threat could adversely affect Arcosa’s relations with suppliers and customers, place Arcosa in violation of confidentiality and data protection laws, rules, and regulations, and result in negative impacts to Arcosa’s market share, operations, and profitability. Arcosa will have to continually upgrade its infrastructure and applications, to reduce the risk of such material failures, interruptions, or security breaches. Security breaches in Arcosa’s information technology could result in theft, destruction, loss, misappropriation, or release of confidential data, trade secrets, or other proprietary or intellectual property that could adversely impact Arcosa’s future results.
Cybersecurity incidents could disrupt our business and result in the compromise of confidential information.
Our business is at risk from and may be impacted by information security incidents, including attempts to gain unauthorized access to our confidential data, ransomware, malware, phishing emails, and other electronic security events. Such incidents can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. They can also result from internal compromises, such as human error, or malicious acts. While we employ a number of measures to prevent, detect, and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber event. Arcosa will have to continually upgrade its network infrastructure to reduce the risk of such cyber events. Cybersecurity incidents could disrupt our business and compromise confidential information belonging to us and third parties.
Repercussions from terrorist activities or armed conflict could harm Arcosa’s business.
Terrorist activities, anti-terrorist efforts, and other armed conflict involving the U.S. or its interests abroad may adversely affect the U.S. and global economies, potentially preventing Arcosa from meeting its financial and other obligations. In particular, the negative impacts of these events may affect the industries in which Arcosa operates. This could result in delays in or cancellations of the purchase of Arcosa’s products or shortages in raw materials, parts, or components. Any of these occurrences could have a material adverse impact on Arcosa’s operating results, revenues, costs, and financial condition.
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
Risks Related to the Separation.
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
Arcosa has only operated as an independent, publicly-traded company since November 1, 2018, and its historical financial information for the periods prior to the Separation is not necessarily representative of the results that it would have achieved as a separate, publicly-traded company and therefore may not be a reliable indicator of its future results.
The historical information about Arcosa in this report includes Arcosa’s business as operated by and integrated with Trinity prior to the Separation. Arcosa’s historical financial information included in this report for the periods prior to the Separation is derived from the combined financial statements and accounting records of Trinity. Accordingly, such historical financial information included in this report does not necessarily reflect the financial condition, results of operations, or cash flows that Arcosa would have achieved as a separate, publicly-traded company during the periods presented prior to the Separation or those that Arcosa will achieve in the future primarily as a result of the factors described below:

•
Arcosa will need to make investments to replicate or outsource certain systems, infrastructure, and functional expertise after its Separation from Trinity. These initiatives to develop Arcosa’s independent ability to operate without access to Trinity’s existing operational and administrative infrastructure will be costly to implement. Arcosa may not be able to operate its business efficiently or at comparable costs, and its profitability may decline; and

•
Prior to the Separation, Arcosa relied upon Trinity for working capital requirements and other cash requirements, including in connection with Arcosa’s previous acquisitions. Subsequent to the Separation, Trinity no longer provides Arcosa with funds to finance Arcosa’s working capital or other cash requirements. Arcosa’s access to and cost of debt financing may be different from the historical access to and cost of debt financing under Trinity. Differences in access to and cost of debt financing may result in differences in the interest rate charged to Arcosa on financings, as well as the amounts of indebtedness, types of financing structures, and debt markets that may be available to Arcosa, which could have an adverse effect on Arcosa’s business, financial condition, results of operations, and cash flows.

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
To preserve the tax-free treatment to Trinity and its stockholders of the distribution and certain related transactions, under the tax matters agreement between Arcosa and Trinity, Arcosa will be restricted from taking any action following the distribution that prevents the distribution and related transactions from being tax-free for U.S. federal income tax purposes. Under the tax matters agreement, for the two-year period following the distribution, Arcosa will be prohibited, except in certain circumstances, from:

•	entering into any transaction resulting in the acquisition of 40 percent or more of its stock or substantially all of its assets, whether by merger or otherwise;

•	merging, consolidating, or liquidating;

•	issuing equity securities beyond certain thresholds;

•	repurchasing its capital stock unless certain conditions are met; and

•	ceasing to actively conduct its business.
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
Risks Related to Arcosa Common Stock.
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
Any transfer or sales of substantial amounts of our common stock in the public market or the perception that such transfer or sales might occur may cause the market price of our common stock to decline, particularly when our trading volumes are low. As of January 15, 2020, we had a total of 48.3 million shares of our common stock issued and outstanding. Shares are generally freely tradeable without restriction or further registration under the Securities Act, except for shares owned by one of our “affiliates,” as that term is defined in Rule 405 under the Securities Act. Shares held by “affiliates” may be sold in the public market if registered or if they qualify for an exemption from registration under Rule 144. The sales of significant amounts of shares of our common stock or the perception in the market that this could occur may result in the lowering of the market price of our common stock.
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
In addition, an acquisition or further issuance of Arcosa’s stock could trigger the application of Section 355(e) of the Code. Under the tax matters agreement, Arcosa would be required to indemnify Trinity for the tax imposed under Section 355(e) of the Code resulting from an acquisition or issuance of Arcosa stock, even if Arcosa did not participate in or otherwise facilitate the acquisition, and this indemnity obligation might discourage, delay, or prevent a change of control that you may consider favorable.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Arcosa’s corporate headquarters is located in Dallas, Texas. We principally operate in various locations throughout the U.S. and in Mexico. Our facilities are considered to be in good condition, well maintained, and adequate for our purposes. Information about the total square footage of our facilities as of December 31, 2019 is as follows:

	Approximate Square Feet(1)		Approximate Square Feet Located In(1)
	Owned	Leased	US	Mexico	Canada
Construction Products Group	580,100	119,500	648,500	—	51,100
Energy Equipment Group	2,270,000	472,800	1,710,300	1,032,500	—
Transportation Products Group	1,761,400	116,300	1,877,700	—	—
Corporate	—	24,600	24,600	—	—
	4,611,500	733,200	4,261,100	1,032,500	51,100
(1) Excludes non-operating facilities.
In our Construction Products Group, the Company, through its subsidiaries, operates 37 quarries in 11 states as of December 31, 2019, including 23 which produce and distribute natural aggregates and 14 which produce, process, and distribute specialty materials, all of which we believe have adequate road and/or railroad access. The Company estimates proven and probable aggregate reserves based on the results of drill sampling and geological analysis. For a description of quarry locations, products, and customers, please refer to Item 1. "Business - Our Segments - Construction Products Group."
Proven reserves are those for which the quantity, grade and quality are computed from dimensions revealed in outcrops, trenches, workings or drill holes. The grade and quality of proven reserves are computed from results of detailed sampling, and the sampling and measurement data are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established. Probable reserves are those for which the quantity, grade and quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.
The Company's estimated reserves include recoverable material excluding reserves not available due to property boundaries, set-backs, and plant configurations. Estimated reserves include only quantities that are owned in fee or under lease, and for which all appropriate zoning and permitting have been obtained. The Company's reserve estimation processes are consistent across both its aggregates and specialty materials facilities. During the year ended December 31, 2019, no individual quarry or location accounted for more than 5% of Arcosa's consolidated revenues. Substantially all of our materials are internally sourced.
As of December 31, 2019, the Company estimates its proven and probable reserves as follows:

	Number of Facilities	Estimated Proven and Probable Reserves (1) (thousand tons)	Percentage of Reserves		2019 Production (thousand tons)
			Owned	Leased
Natural aggregates	23	323,900	57%	43%	9,800
Specialty materials	14	608,800	67%	33%	6,300
Total	37	932,700	63%	37%	16,100
(1) Reserve estimates are based on various assumptions and any material inaccuracies in these assumptions could have a material impact on the accuracy of our reserve estimates.
Our estimated weighted average production capacity utilization for the twelve month period ended December 31, 2019 is reflected by the following percentages:

Production Capacity Utilized(1)
Construction Products Group(2)	70%
Energy Equipment Group	75%
Transportation Products Group(3)	55%
(1) Excludes non-operating facilities.
(2) Includes processing facilities and quarries.
(3) Includes impact of re-opening of a previously idled barge manufacturing facility.

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
See Note 15 of the Consolidated and Combined Financial Statements for further information regarding legal proceedings.
Item 4. Mine Safety Disclosures.
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
Holders
At December 31, 2019, we had 1,542 record holders of common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these recordholders.
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
The following graph compares the Company's cumulative total stockholder return from November 1, 2018 (beginning of “regular-way” trading) through December 31, 2019 with the S&P Small Cap 600 Index and the S&P Small Cap 600 Construction & Engineering Industry Index. The data in the graph assumes $100 was invested in each index at the closing price on November 1, 2018 and assumes the reinvestment of dividends.

Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

	11/1/2018	12/31/2018	12/31/2019
Arcosa, Inc.	$100	$101	$163
S&P Small Cap 600 Index	$100	$88	$107
S&P Small Cap 600 Construction & Engineering Industry Index	$100	$87	$115

Issuer Purchases of Equity Securities N EED
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended December 31, 2019:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2019 through October 31, 2019	2,159	$34.34	—	$36,025,126
November 1, 2019 through November 30, 2019	158	$38.55	—	$36,025,126
December 1, 2019 through December 31, 2019	2,841	$45.07	—	$36,025,126
Total	5,158	$40.38	—	$36,025,126

(1)
These columns include the following transactions during the three months ended December 31, 2019: (i) the surrender to the Company of 5,158 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of 0 shares of common stock on the open market as part of the stock repurchase program.

(2)	In December 2018, the Company’s Board of Directors authorized a $50 million share repurchase program that expires December 31, 2020.

Item 6. Selected Financial Data.
The following financial information for the five years ended December 31, 2019 has been derived from our Consolidated and Combined Financial Statements. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated and Combined Financial Statements and notes thereto included elsewhere herein.
The selected historical consolidated and combined financial information as of December 31, 2019, 2018, 2017, and 2016 and for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 has been derived from Arcosa’s audited Consolidated and Combined Financial Statements. The selected historical combined financial information as of December 31, 2015 has been derived from Trinity’s underlying financial records and, in the opinion of Arcosa’s management, has been prepared on the same basis as the information included in the table derived from Arcosa’s audited Consolidated and Combined Financial Statements.
The selected historical combined financial data includes expenses of Trinity that were allocated to Arcosa for certain corporate functions including information technology, finance, legal, insurance, compliance, and human resources activities. These costs may not be representative of the future costs we will incur as an independent, publicly-traded company.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in millions, except per share data)
Statement of Operations Data:
Revenues	$1,736.9	$1,460.4	$1,462.4	$1,704.0	$2,140.4
Income before income taxes	146.8	95.0	130.1	197.2	219.2
Provision for income taxes	33.5	19.3	40.4	74.2	84.2
Net income	$113.3	$75.7	$89.7	$123.0	$135.0

Net income per common share:
Basic	$2.34	$1.55	$1.84	$2.52	$2.77
Diluted	$2.32	$1.54	$1.84	$2.52	$2.77

Weighted average number of shares outstanding(1):
Basic	47.9	48.8	48.8	48.8	48.8
Diluted	48.4	48.9	48.8	48.8	48.8
Dividends declared per common share	$0.20	$0.05	$—	$—	$—

Balance Sheet Data:
Total assets	$2,302.5	$2,172.2	$1,602.5	$1,526.3	$1,603.7
Debt	$107.3	$185.5	$0.5	$—	$0.5
(1) For periods prior to the Separation, the denominator for basic and diluted net income per common share was calculated using the 48.8 million shares of common stock outstanding immediately following the Separation.
The Tax Cuts and Jobs Act (the "Act”) was enacted on December 22, 2017. The Act reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-sourced earnings. For the year ended 2017, we recognized a provisional benefit of $6.2 million. During the year ended December 31, 2018, we finalized the accounting for the enactment of the Act and recorded an additional $1.5 million benefit, primarily as a result of the true-up of our deferred taxes.
On January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (ASU 2014-09) which provides common revenue recognition guidance for U.S. generally accepted accounting principles. The primary impact of the adoption of ASU 2014-09 is a change in the timing of revenue recognition for our wind towers and certain utility structure product lines within our Energy Equipment Group. Previously, the Company recognized revenue when the product was delivered. Under ASU 2014-09, revenue is recognized over time as the products are manufactured. Revenue recognition policies in our other business segments remain substantially unchanged. See Note 1 “Overview and Summary of Significant Accounting Policies” of the Notes to Consolidated and Combined Financial Statements included in this report for further details.
Arcosa’s goodwill was tested for impairment at the reporting unit level for each of the five years in the period ended December 31, 2019. Accordingly, we determined that the goodwill associated with certain operations included in the Energy Equipment Group was impaired in its entirety and recorded a pre-tax impairment charge of $89.5 million for the year ended December 31, 2015. See Note 6 “Goodwill” of the Notes to Consolidated and Combined Financial Statements.
During the fourth quarter of 2018, the Company completed the divestiture of certain businesses whose revenues were included in the Other component of the Energy Equipment Group. The net proceeds from these divestitures were not significant. Prior to the sales, the Company recognized a pre-tax impairment charge of $23.2 million in 2018 on these businesses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Separation from Trinity
Arcosa, Inc. (“Arcosa,” the “Company,” “we,” or “our”) is a Delaware corporation and was incorporated in 2018 in connection with the separation of Arcosa from Trinity Industries, Inc. (“Trinity” or “Former Parent”) on November 1, 2018 as an independent, publicly-traded company, listed on the New York Stock Exchange (the “Separation”). At the time of the Separation, Arcosa consisted of certain of Trinity’s former construction products, energy equipment, and transportation products businesses. The Separation was effectuated through a pro rata dividend distribution on November 1, 2018 of all of the then-outstanding shares of common stock of Arcosa to the holders of common stock of Trinity as of October 17, 2018, the record date for the distribution. Trinity stockholders received one share of Arcosa common stock for every three shares of Trinity common stock held as of the record date. The transaction was structured to be tax-free to both Trinity and Arcosa stockholders for U.S. federal income tax purposes.
Basis of Historical Presentation
The accompanying Consolidated and Combined Financial Statements present our historical financial position, results of operations, comprehensive income/loss, and cash flows in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The combined financial statements for periods prior to the Separation were derived from Trinity’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with Arcosa have been included in the combined financial statements. Prior to the Separation, the combined financial statements also included allocations of certain selling, general, and administrative expenses provided by Trinity to Arcosa and allocations of related assets, liabilities, and the Former Parent’s net investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Trinity during the applicable periods. Related party allocations prior to the Separation, including the method for such allocation, are described further in Note 1, “Overview and Summary of Significant Accounting Policies” to the Consolidated and Combined Financial Statements.
Following the Separation, the consolidated financial statements include the accounts of Arcosa and those of our wholly-owned subsidiaries and no longer include any allocations from Trinity. Trinity continues to provide some general and administrative functions on a transitional basis for a fee following the Separation. Such functions were minimal as of December 31, 2019.
Executive Overview
Financial Operations and Highlights

•
Revenues for the year ended December 31, 2019 grew 18.9% to $1.7 billion compared to the year ended December 31, 2018 primarily due to the impact of the ACG acquisition in our Construction Products Group, higher unit volumes and prices in our Energy Equipment Group, and higher tank barge volumes in our Transportation Products Group.

•
Operating profit for year ended December 31, 2019 totaled $152.9 million, representing an increase of 61.1% compared to the year ended December 31, 2018 primarily driven by increased revenues in all segments, operating improvements in our Energy Equipment Group, and certain other charges recognized in the prior period including an impairment charge of $23.2 million related to divested businesses.

•
Selling, general, and administrative expenses increased by 16.6% for the year ended December 31, 2019, when compared to the prior year largely due to additional costs from the acquired ACG business, incremental standalone costs related to the replacement of services and fees previously provided or incurred by Trinity, as well as other standalone public company costs.

•
The effective tax rate for the year ended December 31, 2019 was 22.8% compared to 20.3% for the year ended December 31, 2018. See Note 10, “Income Taxes” to the Consolidated and Combined Financial Statements.

•	Net income for the year ended December 31, 2019 was $113.3 million compared with $75.7 million for the year ended December 31, 2018.
Recent Developments
On January 6, 2020, Arcosa completed the acquisition of Cherry, a leading producer of natural and recycled aggregates in the Houston, Texas market for approximately $298 million. The acquisition of Cherry broadens our geographic presence, adding 12 Houston locations to Arcosa’s existing 20 active aggregate and specialty materials locations in Texas, provides us a new complementary product line of recycled aggregates, a growing product category due to resource scarcity and ESG benefits, and offers a platform for additional growth in natural and recycled aggregates. The purchase was funded with a combination of cash on-hand and advances under a new $150 million five-year term loan. See Note 2 and Note 7 to the Consolidated and Combined Financial Statements.
Unsatisfied Performance Obligations (Backlog)
As of December 31, 2019 and 2018 our backlog of firm orders was as follows:

	December 31, 2019	December 31, 2018
	(in millions)
Energy Equipment Group:
Wind towers and utility structures	$596.8	$633.1
Other	$36.2	$55.1

Transportation Products Group:
Inland barges	$346.9	$230.5
Approximately 86% percent of unsatisfied performance obligations for our wind towers and utility structures in our Energy Equipment Group are expected to be delivered during the year ending 2020 with the remainder to be delivered in 2021. All of the unsatisfied performance obligations for our other business lines in our Energy Equipment Group are expected to be delivered during the year ending 2020. All of the unsatisfied performance obligations for barges in our Transportation Products Group are expected to be delivered during the year ending 2020.
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
Overall Summary
Revenues

	Year Ended December 31,			Percent Change
	2019	2018	2017	2019 versus 2018	2018 versus 2017
	($ in millions)
Construction Products Group	$439.7	$292.3	$258.9	50.4%	12.9%
Energy Equipment Group	836.6	780.1	844.1	7.2	(7.6)
Transportation Products Group	465.7	391.4	363.3	19.0	7.7
Segment Totals before Eliminations	1,742.0	1,463.8	1,466.3	19.0	(0.2)
Eliminations	(5.1)	(3.4)	(3.9)	50.0	(12.8)
Consolidated and Combined Total	$1,736.9	$1,460.4	$1,462.4	18.9	(0.1)%
2019 versus 2018

•	Revenues grew by 18.9% with all segments contributing to the increase.

•	Revenues from our Construction Products Group increased primarily due to the impact of the ACG acquisition.

•	In our Energy Equipment Group, revenues increased primarily driven by higher volumes in wind towers and higher pricing levels in utility structures.

•	Revenues from our Transportation Products Group increased primarily due to higher tank barge volumes partially offset by lower contractual pricing and decreased volumes in steel components.
2018 versus 2017

•	Revenues were essentially flat in 2018 as lower volumes in our Energy Equipment Group were largely offset by increased volumes in both the Construction Products and Transportation Products Groups.

•	Revenues from our Construction Products Group increased primarily due to the impact of acquisitions completed in 2018 and 2017 in both our construction aggregates and other product lines.

•
In our Energy Equipment Group, revenues decreased primarily due to a planned reduction of volumes in our wind towers product line partially offset by an increase in revenues from our other product lines.

•	Revenues from our Transportation Products Group increased primarily due to increased volumes in both our inland barge and steel components product lines.
Operating Costs
Operating costs are comprised of cost of revenues; selling, general, and administrative expenses; impairment charges; and gains or losses on property disposals.

	Year Ended December 31,			Percent Change
	2019	2018	2017	2019 versus 2018	2018 versus 2017
	(in millions)
Construction Products Group	$387.0	$241.9	$205.2	60.0%	17.9%
Energy Equipment Group	735.9	751.5	765.7	(2.1)	(1.9)
Transportation Products Group	418.9	343.0	324.3	22.1	5.8
All Other	—	0.1	0.1
Segment Totals before Eliminations and Corporate Expenses	1,541.8	1,336.5	1,295.3	15.4	3.2
Corporate	47.3	32.1	39.3	47.4	(18.3)
Eliminations	(5.1)	(3.1)	(3.9)	64.5	(20.5)
Consolidated and Combined Total	$1,584.0	$1,365.5	$1,330.7	16.0	2.6
2019 versus 2018

•	Operating costs increased 16.0%.

•	The increase in our Construction Products Group was primarily due to the acquired ACG business as well as increased volumes in our legacy businesses.

•
Operating costs for the Energy Equipment Group decreased primarily due to an impairment charge and the elimination of operating losses from divested businesses in 2018, partially offset by higher volumes in 2019.

•
Operating costs for the Transportation Products Group increased due to higher tank barge volumes and start-up costs incurred related to the re-opening of a previously idled barge facility, partially offset by lower steel component volumes.

•
Total selling, general, and administrative expenses increased 16.6% largely due to additional costs from the acquired ACG business, incremental standalone costs related to the replacement of services and fees previously provided or incurred by Trinity, and other standalone public company costs. As a percentage of revenue, selling, general, and administrative expenses for the year ended December 31, 2019 was 10.3% compared to 10.5% for the year ended December 31, 2018.

2018 versus 2017

•	Operating costs increased 2.6%.

•	The increase in operating costs in our Construction Products Group was primarily due to the impact of businesses acquired in 2018 and 2017 in both our construction aggregates and other product lines.

•
Operating costs for the Energy Equipment Group were lower primarily due to a planned reduction in volumes in our wind tower product line, partially offset by an impairment charge of $23.2 million recorded in 2018 on businesses that were subsequently divested.

•	Operating costs for the Transportation Products Group were higher due to increased volumes in our inland barge and steel components product lines.

•	Total selling, general, and administrative expenses decreased 5.6%, primarily due to lower compensation-related expenses.

Operating Profit (Loss)

	Year Ended December 31,			Percent Change
	2019	2018	2017	2019 versus 2018	2018 versus 2017
	(in millions)
Construction Products Group	$52.7	$50.4	$53.7	4.6%	(6.1)%
Energy Equipment Group	100.7	28.6	78.4	252.1	(63.5)
Transportation Products Group	46.8	48.4	39.0	(3.3)	24.1
All Other	—	(0.1)	(0.1)
Segment Totals before Eliminations and Corporate Expenses	200.2	127.3	171.0	57.3	(25.6)
Corporate	(47.3)	(32.1)	(39.3)	47.4	(18.3)
Eliminations	—	(0.3)	—
Consolidated and Combined Total	$152.9	$94.9	$131.7	61.1	(27.9)
2019 versus 2018

•	Operating profit increased 61.1%.

•	Operating profit in the Construction Products Group increased 4.6% primarily due to higher volumes from the acquired ACG business.

•
Operating profit in our Energy Equipment Group increased significantly due to higher unit volumes in wind towers and higher pricing levels in utility structures as well as the elimination of operating losses from, and the incurrence of an impairment charge related to, businesses divested in 2018.

•
Operating profit in our Transportation Products Group decreased 3.3% primarily due to reduced volumes and lower contractual pricing for steel components as well as start-up costs incurred toward the re-opening of a previously idled barge facility, partially offset by higher tank barge volumes.

2018 versus 2017

•	Our operating profit decreased 27.9%.

•
Operating profit in the Construction Products Group decreased primarily due to lower volumes in our legacy construction aggregates businesses and increased costs related to the fair value markup of acquired inventory.

•
Operating profit in our Energy Equipment Group decreased as a result of a planned reduction in volumes in our wind towers product line and the impact of a $23.2 million impairment charge on businesses that were subsequently divested.

•	Operating profit in our Transportation Products Group increased due to increased volumes in our inland barge and steel components product lines.
For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.
Other Income and Expense
Other, net (income) expense consists of the following items:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Interest income	$(1.4)	$(0.4)	$(0.1)
Foreign currency exchange transactions	1.5	(0.2)	2.2
Other	(0.8)	(0.4)	(0.5)
Other, net (income) expense	$(0.7)	$(1.0)	$1.6
Income Taxes
The income tax provision for the years ended December 31, 2019, 2018, and 2017 was $33.5 million, $19.3 million, and $40.4 million, respectively. The effective tax rate for the years ended December 31, 2019, 2018, and 2017 was 22.8%, 20.3%, and 31.1%, respectively. The effective tax rates differ from the federal tax rates of 21.0%, 21.0%, and 35.0%, respectively, due to the impact of the Act, state income taxes, excess tax deficiencies (benefits) related to equity compensation, and the impact of foreign tax benefits.
See Note 10 of the Notes to Consolidated and Combined Financial Statements for a further discussion of income taxes.

Segment Discussion
Construction Products Group

	Year Ended December 31,			Percent Change
	2019	2018	2017	2019 versus 2018	2018 versus 2017
	($ in millions)
Revenues:
Construction aggregates	$364.7	$217.9	$204.9	67.4%	6.3%
Other	75.0	74.4	54.0	0.8	37.8
Total revenues	439.7	292.3	258.9	50.4	12.9

Operating costs:
Cost of revenues	342.2	212.6	178.6	61.0	19.0
Selling, general, and administrative expenses	44.8	29.3	26.6	52.9	10.2
Operating profit	$52.7	$50.4	$53.7	4.6	(6.1)
Operating profit margin	12.0%	17.2%	20.7%

Depreciation, depletion, and amortization	$38.0	$21.9	$18.4	73.5	19.0
2019 versus 2018

•
Revenues increased 50.4%, driven by the acquisition of ACG, which increased revenues by approximately 50%. In our legacy construction aggregates businesses, increased volumes were substantially offset by lower average selling prices, largely in our natural aggregates business in the Dallas-Fort Worth, Texas market area.

•	Cost of revenues increased 61.0%, primarily due to the acquired ACG business as well as increased volumes in our legacy construction aggregates businesses.

•	Selling, general, and administrative expenses increased 52.9% primarily due to additional costs from the acquired ACG business.

•
Operating profit increased primarily due to the acquired ACG business. Operating margin decreased reflecting the change in product mix as a result of the addition of the ACG business, which has lower margins than the legacy businesses, as well as lower average selling prices in the legacy natural aggregates business.

•	Depreciation, depletion, and amortization expense increased primarily due to the acquired ACG business.
2018 versus 2017

•
Revenues and cost of revenues increased 12.9% and 19.0%, respectively, primarily due to revenues attributable to acquisitions completed in 2017 in both the lightweight aggregates and the trench shoring businesses and the December 2018 acquisition of ACG.

•	Selling, general, and administrative expenses increased 10.2% primarily due to the acquired businesses.

•	Operating profit and margin decreased primarily due to lower volumes in our legacy construction aggregates businesses and increased costs related to the fair value markup of acquired inventory.

Energy Equipment Group

	Year Ended December 31,			Percent Change
	2019	2018	2017	2019 versus 2018	2018 versus 2017
	($ in millions)
Revenues:
Wind towers and utility structures	$625.4	$582.9	$652.1	7.3%	(10.6)%
Other	211.2	197.2	192.0	7.1	2.7
Total revenues	836.6	780.1	844.1	7.2	(7.6)

Operating costs:
Cost of revenues	670.6	658.3	691.7	1.9	(4.8)
Selling, general, and administrative expenses	65.3	70.0	74.0	(6.7)	(5.4)
Impairment charge	—	23.2	—
Operating profit	$100.7	$28.6	$78.4	252.1	(63.5)
Operating profit margin	12.0%	3.7%	9.3%

Depreciation and amortization	$27.9	$29.7	$30.2	(6.1)	(1.7)
2019 versus 2018

•
Revenues increased 7.2%, driven primarily by higher unit volumes in wind towers and higher pricing levels in utility structures. Revenues from other product lines, which include results primarily from our storage and distribution tanks, also increased due to higher volumes and pricing levels, partially offset by the elimination of revenues from businesses divested in 2018.

•
Cost of revenues increased 1.9%, due primarily to higher overall volumes. The increase was partially offset by the elimination of costs from divested businesses, as well as a $6.1 million finished goods inventory write-off recognized in 2018 related to an order for a single customer in our utility structures business.

•
Selling, general, and administrative expenses decreased 6.7% primarily due to the elimination of costs from divested businesses and a $2.9 million recovery of bad debt related to a single customer in our utility structures business.

2018 versus 2017

•
Revenues decreased 7.6% primarily due to a planned reduction of volumes in our wind towers product line, partially offset by an increase in revenues from other product lines as a result of higher volumes in our storage tanks business.

•
Cost of revenues decreased 4.8% due to lower volumes in our wind tower product line, partially offset by a $6.1 million finished goods inventory write-off related to an order for a single customer in our utility structures business.

•
Decreases in revenues and cost of revenues were also partially offset by the required adoption of ASU 2014-09, which impacts the timing of revenue recognition in our wind towers and certain utility structures product lines. See Note 1 of the Notes to Consolidated and Combined Financial Statements for further discussion of the impact of this required change in accounting policy.

•	Selling, general, and administrative expenses decreased 5.4% primarily due to bad debt expense related to a single customer recognized in 2017.

•	Operating profit in 2018 was also negatively impacted by a $23.2 million impairment charge on businesses that were subsequently divested.
Unsatisfied Performance Obligations (Backlog)
As of December 31, 2019, the backlog for wind towers and utility structures was $596.8 million compared to $633.1 million as of December 31, 2018. Approximately 86% of our structural wind towers and utility structures backlog is expected to be delivered during the year ending December 31, 2020 with the remainder to be delivered in 2021. Future wind tower orders are subject to uncertainty as PTC eligibility for new wind farm projects is scheduled to expire at the end of 2020 and the level of credit phases out after 2024. Pricing of orders and individual order quantities reflect a market transitioning from PTC incentives. As of December 31, 2019, the backlog for our other business lines in our Energy Equipment Group was $36.2 million, all of which is expected to be delivered during the year ending December 31, 2020.

Transportation Products Group

	Year Ended December 31,			Percent Change
	2019	2018	2017	2019 versus 2018	2018 versus 2017
	($ in millions)
Revenues:
Inland barges	$293.9	$170.2	$157.9	72.7%	7.8%
Steel components	171.8	221.2	205.4	(22.3)	7.7
Total revenues	465.7	391.4	363.3	19.0	7.7

Operating costs:
Cost of revenues	396.8	320.5	301.2	23.8	6.4
Selling, general, and administrative expenses	22.1	22.5	23.1	(1.8)	(2.6)
Operating profit	$46.8	$48.4	$39.0	(3.3)	24.1
Operating profit margin	10.0%	12.4%	10.7%

Depreciation and amortization	$16.3	$15.5	$17.1	5.2	(9.4)
2019 versus 2018

•
Revenues increased 19.0%, primarily driven by higher tank barge volumes but partially offset by lower contractual pricing and decreased volumes in steel components. Railcar component demand has declined as the North American industry outlook for new railcar builds has softened. The Company expects the decline to continue into 2020 unless the industry backlog for new railcars recovers.

•
Cost of revenues increased 23.8%, driven by higher tank barge volumes, partially offset by lower steel component volumes. Cost of revenues also increased $2.6 million due to start-up costs related to the re-opening of a previously idled barge manufacturing facility, which began delivering barges in the third quarter of 2019.

•	Selling, general, and administrative expenses were substantially unchanged.
2018 versus 2017

•	Revenues and cost of revenues increased 7.7% and 6.4%, respectively, primarily from higher volumes in both the inland barge and steel components product lines.

•	Selling, general, and administrative expenses decreased 2.6%.
Unsatisfied Performance Obligations (Backlog)
As of December 31, 2019, the backlog for inland barges was $346.9 million compared to $230.5 million as of December 31, 2018. All of the backlog for inland barges is expected to be delivered during the year ending December 31, 2020.

Corporate

	Year Ended December 31,			Percent Change
	2019	2018	2017	2019 versus 2018	2018 versus 2017
	($ in millions)
Corporate overhead costs	$47.3	$32.1	$39.3	47.4%	(18.3)%
The increase in corporate overhead costs of 47.4% for the year ended December 31, 2019 compared to 2018 is primarily due to incremental standalone costs related to the replacement of services and fees previously provided or incurred by Trinity as well as other standalone public company costs.
The 18.3% decrease in corporate overhead costs for the year ended December 31, 2018 compared to 2017 is primarily due to lower compensation related expenses.
Corporate overhead costs prior to the Separation consist of costs not previously allocated to Trinity’s business units and have been allocated to Arcosa based on an analysis of each cost function and the relative benefits received by Arcosa for each of the periods using methods management believes are consistent and reasonable. See Note 1 of the Notes to Consolidated and Combined Financial Statements for further information.

Liquidity and Capital Resources
Arcosa’s primary liquidity requirement consists of funding our business operations, including capital expenditures, working capital investment, and disciplined acquisitions. Our primary sources of liquidity include cash flow from operations, our existing cash balance, availability under the revolving credit facility, and, as necessary, the issuance of additional long-term debt or equity. To the extent we have available liquidity, we may also consider undertaking new capital investment projects, executing additional strategic acquisitions, returning capital to stockholders, or funding other general corporate purposes.
Revolving Credit Facility
On November 1, 2018, the Company entered into a $400.0 million unsecured revolving credit facility that matures in November 2023.  The interest rates under the facility are variable based on LIBOR or an alternate base rate plus a margin. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on Arcosa’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing ranges from 1.25% to 2.00% and was set at LIBOR plus 1.25% as of December 31, 2019. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.20% at December 31, 2019. Borrowings under the credit facility are guaranteed by certain wholly-owned subsidiaries of the Company.
As of December 31, 2019, we had $100.0 million of outstanding loans borrowed under the facility and there were approximately $42.5 million in letters of credit issued, leaving $257.5 million available for borrowing.
The Company's revolving credit facility requires the maintenance of certain ratios related to leverage and interest coverage. As of December 31, 2019, we were in compliance with all such financial covenants.
On January 2, 2020, the Company entered into an Amended and Restated Credit Agreement to increase the revolving credit facility from $400.0 million to $500.0 million and add a term loan facility of $150.0 million, in each case with a maturity date of January 2, 2025. The leverage-based mechanism for determining and the applicable ranges for both the interest rate margin and commitment fee rate are unchanged. The interest rate on the revolving credit facility was initially set at one-month LIBOR plus 1.50% and the interest rate on the term loan facility was initially set at three-month LIBOR plus 1.50%. The commitment fee rate on both facilities was initially set at 0.25%. The entire term loan was advanced on January 2, 2020 in connection with the closing of the acquisition of Cherry, leaving $357.5 million available for borrowing under the facility.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for each of the last three years:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Total cash provided by (required by):
Operating activities	$358.8	$118.5	$162.0
Investing activities	(109.4)	(364.5)	(126.4)
Financing activities	(108.4)	338.6	(42.8)
Net increase (decrease) in cash and cash equivalents	$141.0	$92.6	$(7.2)
2019 versus 2018
Operating Activities. Net cash provided by operating activities for the year ended December 31, 2019 was $358.8 million compared to $118.5 million for the year ended December 31, 2018.

•	The increase in cash flow provided by operating activities was primarily driven by increased earnings for the year ended December 31, 2019 and changes in current assets and liabilities.

•
The changes in current assets and liabilities resulted in a net source of cash of $132.6 million for the year ended December 31, 2019 compared to a net use of cash of $80.8 million for the year ended December 31, 2018. The increase was primarily driven by a reduction in receivables and increase in advance billings for our Energy Equipment and Transportation Products Groups.

Investing Activities. Net cash required by investing activities for the year ended December 31, 2019 was $109.4 million compared to $364.5 million for the year ended December 31, 2018.

•	Capital expenditures for the year ended December 31, 2019 were $85.4 million compared to $44.8 million for the year ended December 31, 2018.

•	Proceeds from the sale of property, plant, and equipment and other assets totaled $8.9 million for the year ended December 31, 2019 compared to $10.2 million for the year ended December 31, 2018.

•	Cash paid for acquisitions, net of cash acquired, was $32.9 million for the year ended December 31, 2019 compared to $333.2 million for the year ended December 31, 2018.
Financing Activities. Net cash required by financing activities for the year ended December 31, 2019 was $108.4 million compared to $338.6 million of net cash provided by financing activities for the same period in 2018.

•
During the year ended December 31, 2019, the Company had repayments of advances under the Company's revolving credit facility of $80 million. During the year ended December 31, 2018, the Company had borrowings under the revolving credit facility of $180 million.

•	Dividends paid during the year ended December 31, 2019 were $9.9 million.

•
The Company paid $11.0 million during the year ended December 31, 2019 to repurchase common stock under the current share repurchase program compared to $3.0 million repurchased during the year ended December 31, 2018.

2018 versus 2017
Operating Activities. Net cash provided by operating activities for the year ended December 31, 2018 was $118.5 million compared to $162.0 million for the year ended December 31, 2017.

•	The decrease in cash flow provided by operating activities was primarily driven by lower operating profit.

•
The changes in current assets and liabilities resulted in a net use of cash of $80.8 million for the year ended December 31, 2018 compared to a net use of cash of $0.5 million for the year ended December 31, 2017. The change was primarily driven by the increase in receivables. While most of this increase relates to the timing of payments from trade receivables, approximately 10% of the increase is due to the recognition of receivables from the Former Parent which had previously been deemed settled in the period incurred in the historical combined financial statements.

Investing Activities. Net cash required by investing activities for the year ended December 31, 2018 was $364.5 million compared to $126.4 million for the year ended December 31, 2017.

•	Capital expenditures for the year ended December 31, 2018 were $44.8 million compared to $82.4 million for the year ended December 31, 2017.

•	Proceeds from the sale of property, plant, and equipment and other assets totaled $10.2 million for the year ended December 31, 2018 compared to $3.5 million for the year ended December 31, 2017.

•
Cash paid for acquisitions, net of cash acquired, was $333.2 million for the year ended December 31, 2018 compared to $47.5 million during for the year ended December 31, 2017. There was $3.3 million of divestiture activity for the year ended December 31, 2018. There was no divestiture activity for the year ended December 31, 2017.

Financing Activities. Net cash provided by financing activities during the year ended December 31, 2018 was $338.6 million compared to $42.8 million of net cash required by financing activities for the same period in 2017.

•	During the year ended December 31, 2018, we borrowed $180.0 million and retired $0.3 million in debt. During the year ended December 31, 2017, we retired $0.1 million in debt as scheduled.

•	We received a capital contribution of $200.0 million from Trinity during the year ended December 31, 2018.

•	Net transfers to Trinity totaled $34.5 million for the year ended December 31, 2018 compared with $43.0 million for the year ended December 31, 2017.
Other Investing and Financing Activities
Repurchase Program
In December 2018, the Company’s Board of Directors authorized a $50.0 million share repurchase program effective December 5, 2018 through December 31, 2020. For the year ended December 31, 2019, the Company repurchased 361,442 shares at a cost of $11.0 million. As of December 31, 2019, the Company had a remaining authorization of $36.0 million under the program. See Note 1 of the Notes to Consolidated and Combined Financial Statements.
Off-Balance Sheet Arrangements
As of December 31, 2019, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $42.5 million, all of which are expected to expire in 2020. The majority of our letters of credit obligations support the Company’s various insurance programs and warranty claims and generally renew by their terms each year. See Note 7 of the Notes to Consolidated and Combined Financial Statements.

Derivative Instruments
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in 2023, to reduce the effect of changes in the variable interest rates associated with borrowings under the revolving credit facility. The instrument carried an initial notional amount of $100 million, thereby hedging the first $100 million of borrowings under the credit facility. The instrument effectively fixes the LIBOR component of the credit facility borrowings at a monthly rate of 2.71%. As of December 31, 2019, the Company has recorded a liability of $4.3 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive loss. See Note 3 and Note 7 of the Notes to Consolidated and Combined Financial Statements.
Stock-Based Compensation
We have a stock-based compensation plan for our directors, officers, and employees. See Note 13 of the Notes to Consolidated and Combined Financial Statements.
Employee Retirement Plans
In 2019, we sponsored an employee savings plan under the 401(k) plan that covered substantially all employees and included both a company matching contribution and an annual retirement contribution of up to 3% each of eligible compensation based on our performance, as well as a Supplemental Profit Sharing Plan. Both the annual retirement contribution and the company matching contribution are discretionary, requiring board approval, and made annually with the investment of the funds directed by the participants. The Company also contributed to a multiemployer defined benefit pension plan under the terms of a collective-bargaining agreement that covered certain union-represented employees at one of our facilities. See Note 11 of the Notes to Consolidated and Combined Financial Statements.

Contractual Obligations and Commercial Commitments
As of December 31, 2019, we had the following contractual obligations and commercial commitments:

		Payments Due by Period
Contractual Obligations and Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Debt	$100.0	$—	$—	$100.0	$—
Operating leases	22.7	6.4	6.6	3.7	6.0
Obligations for purchase of goods and services	168.9	138.8	25.0	5.1	—
Total	$291.6	$145.2	$31.6	$108.8	$6.0
As of December 31, 2019 and 2018, we had $0.0 million and $0.5 million, respectively, of tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities. See Note 15 of the Notes to Consolidated and Combined Financial Statements.

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
Goodwill
Goodwill is required to be tested for impairment annually, or on an interim basis whenever events or circumstances change indicating that the carrying amount of the goodwill might be impaired. The quantitative goodwill impairment test is a two-step process with step one requiring the comparison of the reporting unit’s estimated fair value with the carrying amount of its net assets. If necessary, step two of the impairment test determines the amount of goodwill impairment to be recorded when the reporting unit’s recorded net assets exceed its fair value. Impairment is assessed at the “reporting unit” level by applying a fair value-based test for each unit with recorded goodwill. The estimates and judgments that most significantly affect the fair value calculations are assumptions, consisting of level three inputs, related to revenue and operating profit growth, discount rates, and exit multiples. Based on the Company's annual goodwill impairment test, performed at the reporting unit level as of December 31, 2019, the Company concluded that no impairment charges were determined to be necessary and that none of the reporting units evaluated were at risk of failing the first step of the goodwill impairment test. A reporting unit is considered to be at risk if its estimated fair value does not exceed the carrying value of its net assets by 10% or more. See Note 1 and Note 6 of the Notes to Consolidated and Combined Financial Statements.
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
Workers' Compensation
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
Environmental
We are involved in various proceedings related to environmental matters. We have provided reserves to cover probable and estimable liabilities with respect to such proceedings, taking into account currently available information and our contractual recourse. However, estimates of future response costs are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future environmental litigation or other proceedings or, if we were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to us.
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
At December 31, 2019, the Company had $22.0 million federal consolidated net operating loss carryforwards, primarily from businesses acquired, and $0.6 million of tax-effected state loss carryforwards remaining. In addition, the Company had $36.9 million of foreign net operating loss carryforwards that will begin to expire in the year 2022. We have established a valuation allowance for state and foreign tax operating losses and credits that we have estimated may not be realizable.
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

For periods prior to and including the Separation, income taxes as presented herein attribute current and deferred income taxes of the Company's standalone financial statements in a manner that is systematic, rational, and consistent with the asset and liability method prescribed by the Accounting Standards Codification Topic 740 — Income Taxes (“ASC 740”). Accordingly, Arcosa’s income tax provision has been prepared following the separate return method. The separate return method applies ASC 740 to the standalone financial statements of each member of the consolidated group as if the group member were a separate taxpayer and a standalone enterprise. As a result, actual tax transactions included in the consolidated financial statements of Trinity may not be included in the separate financial statements of Arcosa. Similarly, the tax treatment of certain items reflected in the separate financial statements of Arcosa may not be reflected in the consolidated financial statements and tax returns of Trinity; therefore, such items as net operating losses, credit carryforwards, and valuation allowances may exist in the standalone financial statements that may or may not exist in Trinity’s consolidated financial statements.

Recent Accounting Pronouncements
See Note 1 of the Notes to Consolidated and Combined Financial Statements for information about recent accounting pronouncements.

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

•
naturally-occurring events and other events and disasters causing disruption to our manufacturing, product deliveries, and production capacity, thereby giving rise to an increase in expenses, loss of revenue, and property losses;

•	competition and other competitive factors;

•	our ability to identify, consummate, or integrate acquisitions of new businesses or products, including the Cherry acquisition;

•	the timing of introduction of new products;

•	the timing and delivery of customer orders or a breach of customer contracts;

•	the credit worthiness of customers and their access to capital;

•	product price changes;

•	changes in mix of products sold;

•	the costs incurred to align manufacturing capacity with demand and the extent of its utilization;

•	the operating leverage and efficiencies that can be achieved by our manufacturing businesses;

•	availability and costs of steel, component parts, supplies, and other raw materials;

•	changing technologies;

•	surcharges and other fees added to fixed pricing agreements for steel, component parts, supplies and other raw materials;

•	interest rates and capital costs;

•	counter-party risks for financial instruments;

•	long-term funding of our operations;

•	taxes;

•	the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico;

•	changes in import and export quotas and regulations;

•	business conditions in emerging economies;

•	costs and results of litigation;

•	changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies;

•
legal, regulatory, and environmental issues, including compliance of our products with mandated specifications, standards, or testing criteria and obligations to remove and replace our products following installation or to recall our products and install different products manufactured by us or our competitors;

•
actions by the executive and legislative branches of the U.S. government relative to federal government budgeting, taxation policies, government expenditures, U.S. borrowing/debt ceiling limits, and trade policies, including tariffs and border closures;

•	the inability to sufficiently protect our intellectual property rights;

•	if the Company does not realize some or all of the benefits expected to result from the Separation, or if such benefits are delayed;

•	the Company's ongoing businesses may be adversely affected and subject to certain risks and consequences as a result of the Separation;

•
if the distribution of shares of Arcosa resulting from the Separation, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, the Company's stockholders at the time of the distribution and the Company could be subject to significant tax liability; and

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate revolving credit facility. As of December 31, 2019, we had $100.0 million of outstanding loans borrowed under the facility. As our interest rate swap hedges the first $100 million of borrowings under the facility, these borrowings are fully hedged against any increases in interest rates as of the end of the year. In comparison, at December 31, 2018, we estimated that a 1% increase in interest rates would cause an increase in interest expense of approximately $0.8 million annually, after considering the effects of interest rate hedges.
In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2019 was $162.0 million. The impact of such market risk exposures as a result of foreign exchange rate fluctuations has not been significant to Arcosa. See Note 9 of the Consolidated and Combined Financial Statements.

Item 8. Financial Statements and Supplementary Data.

Arcosa, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Arcosa, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arcosa, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated and combined statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated and combined financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Goodwill

Description of the Matter
At December 31, 2019, the Company’s goodwill was $621.9 million and represented 27% of total assets. As discussed in Note 1 of the financial statements, goodwill is required to be tested for impairment annually, or on an interim basis whenever events or circumstances change, indicating that the carrying amount of the goodwill might be impaired.
Auditing management’s annual goodwill impairment test is complex due to the significant measurement uncertainty in determining the fair value of each reporting unit. In particular, the fair value estimates are sensitive to significant assumptions such as weighted average cost of capital, revenue growth rates, and projected operating margins, which are affected by expected future market or economic conditions. Our risk assessment for goodwill impairment considers the amount by which the estimated fair value of a reporting unit exceeds the carrying value of its net assets since the level of precision required for estimated fair value increases as the difference between the estimated fair value and the carrying value narrows.

How We Addressed the Matter in Our Audit
We tested controls over the Company’s goodwill impairment process for estimating the fair value of the Company’s reporting units. For example, we tested controls over management’s review of the valuation model and of the significant assumptions used to develop the prospective financial information, including management’s controls to validate that the data used in the valuation was complete and accurate. To test the fair value of the Company’s reporting units, our audit procedures included: (i) assessing the appropriateness of the methodology utilized by management to estimate fair value; (ii) assessing the significant assumptions used by management by comparing them to current industry and economic trends, considering changes in the Company’s business model, customer base or product mix and other relevant factors; (iii) performing sensitivity analyses of the significant assumptions; and (iv) reviewing the reconciliation of the fair value of the reporting units to the market capitalization of the Company and assessing the resulting control premium. In addition, we involved valuation specialists to assist us in evaluating the components and assumptions that are most significant to the fair value estimate.

/s/ ERNST & YOUNG LLP
We have served as the Company's auditor since 2015.
Dallas, Texas
February 27, 2020

Arcosa, Inc. and Subsidiaries
Consolidated and Combined Statements of Operations

	Year Ended December 31,
	2019	2018	2017
	(in millions, except per share amounts)
Revenues	$1,736.9	$1,460.4	$1,462.4
Operating costs:
Cost of revenues	1,404.5	1,188.4	1,167.7
Selling, general, and administrative expenses	179.5	153.9	163.0
Impairment charge	—	23.2	—
	1,584.0	1,365.5	1,330.7
Total operating profit	152.9	94.9	131.7

Interest expense	6.8	0.9	—
Other, net (income) expense	(0.7)	(1.0)	1.6
	6.1	(0.1)	1.6
Income before income taxes	146.8	95.0	130.1
Provision (benefit) for income taxes:
Current	16.2	(3.1)	30.1
Deferred	17.3	22.4	10.3
	33.5	19.3	40.4
Net income	$113.3	$75.7	$89.7

Net income per common share:
Basic	$2.34	$1.55	$1.84
Diluted	$2.32	$1.54	$1.84
Weighted average number of shares outstanding(1):
Basic	47.9	48.8	48.8
Diluted	48.4	48.9	48.8
Dividends declared per common share	$0.20	$0.05	$—
(1) For periods prior to the Separation, the denominator for basic and diluted net income per common share was calculated using the 48.8 million shares of common stock outstanding immediately following the Separation.
See accompanying Notes to Consolidated and Combined Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated and Combined Statements of Comprehensive Income

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Net income	$113.3	$75.7	$89.7
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized losses arising during the period, net of tax expense (benefit) of ($0.7), ($0.3), and $0.0	(2.8)	(0.9)	—
Reclassification adjustments for losses included in net income, net of tax expense (benefit) of ($0.1), $0.0, and $0.0	0.3	—	—
Currency translation adjustment:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.0, ($0.3), and $0.0	0.5	—	(1.4)
Reclassification adjustments for losses included in net income, net of tax expense (benefit) of $0.0, $0.0, and $0.0	—	3.0	—
	(2.0)	2.1	(1.4)
Comprehensive income	$111.3	$77.8	$88.3
See accompanying Notes to Consolidated and Combined Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
	(in millions, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$240.4	$99.4
Receivables, net of allowance for doubtful accounts of $2.3 and $8.7	200.0	291.4
Inventories:
Raw materials and supplies	134.8	128.4
Work in process	41.7	33.3
Finished goods	106.8	90.8
	283.3	252.5
Other	33.5	24.1
Total current assets	757.2	667.4

Property, plant, and equipment, net	816.2	803.0
Goodwill	621.9	615.2
Deferred income taxes	14.3	6.9
Other assets	92.9	79.7
	$2,302.5	$2,172.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$90.0	$86.2
Accrued liabilities	119.4	99.9
Advance billings	70.9	21.6
Current portion of long-term debt	3.7	1.8
Total current liabilities	284.0	209.5

Debt	103.6	183.7
Deferred income taxes	66.4	58.3
Other liabilities	58.1	36.2
	512.1	487.7
Stockholders’ equity:
Common stock, $0.01 par value – 200.0 shares authorized at December 31, 2019; 200.0 at December 31, 2018; 48.3 shares issued and outstanding at December 31, 2019; 48.8 at December 31, 2018	0.5	0.5
Capital in excess of par value	1,686.7	1,685.7
Retained earnings	122.9	19.5
Accumulated other comprehensive loss	(19.7)	(17.7)
Treasury stock – 0.0 shares at December 31, 2019; 0.1 at December 31, 2018	—	(3.5)
	1,790.4	1,684.5
	$2,302.5	$2,172.2
See accompanying Notes to Consolidated and Combined Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated and Combined Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Operating activities:
Net income	$113.3	$75.7	$89.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	85.8	67.6	65.7
Impairment charge	—	23.2	—
Stock-based compensation expense	14.6	9.9	9.0
Provision for deferred income taxes	17.3	22.4	10.3
Gains on disposition of property and other assets	(4.0)	(1.1)	(1.4)
(Increase) decrease in other assets	(0.9)	6.4	(3.3)
Increase (decrease) in other liabilities	4.2	(1.7)	(7.6)
Other	(4.1)	(3.1)	0.1
Changes in current assets and liabilities:
(Increase) decrease in receivables	99.0	(80.9)	(26.4)
(Increase) decrease in inventories	(22.7)	(29.9)	24.3
(Increase) decrease in other current assets	(11.6)	(10.8)	(0.6)
Increase (decrease) in accounts payable	3.5	20.6	7.1
Increase (decrease) in advance billings	49.3	7.7	(9.1)
Increase (decrease) in accrued liabilities	15.1	12.5	4.2
Net cash provided by operating activities	358.8	118.5	162.0
Investing activities:
Proceeds from disposition of property and other assets	8.9	10.2	3.5
Capital expenditures	(85.4)	(44.8)	(82.4)
Acquisitions, net of cash acquired	(32.9)	(333.2)	(47.5)
Proceeds from divestitures	—	3.3	—
Net cash required by investing activities	(109.4)	(364.5)	(126.4)
Financing activities:
Payments to retire debt	(81.2)	(0.3)	(0.1)
Proceeds from issuance of debt	—	180.0	0.6
Shares repurchased	(11.0)	(3.0)	—
Dividends paid to common shareholders	(9.9)	—	—
Purchase of shares to satisfy employee tax on vested stock	(4.4)	(0.5)	—
Capital contribution from Former Parent	—	200.0	—
Net transfers to Former Parent and affiliates	—	(34.5)	(43.0)
Other	(1.9)	(3.1)	(0.3)
Net cash provided by (required by) financing activities	(108.4)	338.6	(42.8)
Net increase (decrease) in cash and cash equivalents	141.0	92.6	(7.2)
Cash and cash equivalents at beginning of period	99.4	6.8	14.0
Cash and cash equivalents at end of period	$240.4	$99.4	$6.8
Income tax payments (refunds) for the years ended 2019, 2018, and 2017 were $18.8 million, $0.6 million, and $0.0 million, respectively.
Non-cash investing activity: The Company's Former Parent issued shares of its common stock valued at $14.7 million in connection with a 2017 acquisition. See Note 2 Acquisitions and Divestitures.
See accompanying Notes to Consolidated and Combined Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated and Combined Statements of Stockholders’ Equity

		Common Stock					Treasury Stock
	Former Parent's Net Investment	Shares	$0.01 Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Total Stockholders’ Equity
		(in millions, except par value)
Balances at December 31, 2016	$1,360.2	—	$—	$—	$—	$(18.4)	—	$—	$1,341.8
Net income	89.7	—	—	—	—	—	—	—	89.7
Other comprehensive loss	—	—	—	—	—	(1.4)	—	—	(1.4)
Net transfers from Former Parent and affiliates	(31.2)	—	—	—	—	—	—	—	(31.2)
Restricted shares, net	9.0	—	—	—	—	—	—	—	9.0
Balances at December 31, 2017	$1,427.7	—	$—	$—	$—	$(19.8)	—	$—	$1,407.9
Cumulative effect of adopting new accounting standards	(4.0)	—	—	—	—	—	—	—	(4.0)
Net income	53.8	—	—	—	21.9	—	—	—	75.7
Other comprehensive income	—	—	—	—	—	2.1	—	—	2.1
Capital contribution from Former Parent	200.0	—	—	—	—	—	—	—	200.0
Net transfers from Former Parent and affiliates	(1.2)	—	—	—	—	—	—	—	(1.2)
Distribution by Former Parent	(1,684.6)	48.8	0.5	1,684.1	—	—	—	—	—
Cash dividends on common stock	—	—	—	—	(2.4)	—	—	—	(2.4)
Restricted shares, net	8.3	—	—	1.6	—	—	—	(0.5)	9.4
Shares repurchased	—	—	—	—	—	—	(0.1)	(3.0)	(3.0)
Balances at December 31, 2018	$—	48.8	$0.5	$1,685.7	$19.5	$(17.7)	(0.1)	$(3.5)	$1,684.5
Net income	—	—	—	—	113.3	—	—	—	113.3
Other comprehensive loss	—	—	—	—	—	(2.0)	—	—	(2.0)
Cash dividends on common stock	—	—	—	—	(9.9)	—	—	—	(9.9)
Restricted shares, net	—	0.2	—	16.0	—	—	(0.2)	(5.7)	10.3
Shares repurchased	—	—	—	—	—	—	(0.4)	(11.0)	(11.0)
Retirement of treasury stock	—	(0.7)	—	(20.2)	—	—	0.7	20.2	—
Other	—	—	—	5.2	—	—	—	—	5.2
Balances at December 31, 2019	$—	48.3	$0.5	$1,686.7	$122.9	$(19.7)	—	$—	$1,790.4
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
The accompanying Consolidated and Combined Financial Statements present our historical financial position, results of operations, comprehensive income/loss, and cash flows in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The combined financial statements for periods prior to the Separation were derived from Trinity’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with Arcosa have been included in the combined financial statements. Prior to the Separation, the combined financial statements also included allocations of certain selling, general, and administrative expenses provided by Trinity to Arcosa and allocations of related assets, liabilities, and the Former Parent’s net investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Trinity during the applicable periods.
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
Corporate Costs/Allocations
The combined financial results include an allocation of costs related to certain corporate functions incurred by Trinity for services that are provided to or on behalf of Arcosa. Corporate costs have been allocated to Arcosa using methods management believes are consistent and reasonable. Such cost allocations to Arcosa consist of (1) shared service charges and (2) corporate overhead costs. Shared service charges consist of monthly charges to each Trinity business unit for certain corporate functions such as information technology, human resources, and legal based on usage rates and activity units. Corporate overhead costs consist of costs not previously allocated to Trinity's business units and were allocated to Arcosa based on an analysis of each cost function and the relative benefits received by Arcosa for each of the periods. Corporate overhead costs allocated to Arcosa prior to the Separation totaled $26.0 million and $39.3 million for the ten months ended October 31, 2018 and the year ended December 31, 2017, respectively. Corporate overhead costs are included in selling, general, and administrative expenses in the accompanying Consolidated and Combined Statements of Operations. Also see Note 4 Segment Information.

The Consolidated and Combined Financial Statements of Arcosa for the years ended December 31, 2018 and 2017 may not include all of the actual expenses that would have been incurred had we operated as a standalone company during the periods presented and may not reflect our combined results of operations, financial position, and cash flows had we operated as a standalone company during the periods presented. Actual costs that would have been incurred if we had operated as a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. We also may incur additional costs associated with being a standalone, independent, publicly-traded company that were not included in the expense allocations and, therefore, would result in additional costs that are not reflected in our historical results of operations, financial position, and cash flows.
Other Transactions with Trinity Businesses
For the years ended December 31, 2018 and 2017, the Company had sales to Trinity businesses of $160.3 million and $148.3 million, respectively, and purchases from Trinity businesses of $44.5 million and $53.2 million, respectively. Subsequent to the Separation, Trinity is no longer considered a related entity.
Stockholders' Equity
In December 2018, the Company’s Board of Directors (the "Board") authorized a $50 million share repurchase program effective December 5, 2018 through December 31, 2020. For the year ended December 31, 2019, Company repurchased 361,442 shares at a cost of $11.0 million. As of December 31, 2019, the Company had a remaining authorization of $36.0 million under the program.
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
Energy Equipment Group
Within the Energy Equipment Group, revenue is recognized for our wind tower, certain utility structure, and certain storage tank product lines over time as the products are manufactured using an input approach based on the costs incurred relative to the total estimated costs of production. We recognize revenue over time for these products as they are highly customized to the needs of an individual customer resulting in no alternative use to the Company if not purchased by the customer after the contract is executed, and we have the right to bill the customer for our work performed to date plus at least a reasonable profit margin for work performed. As of December 31, 2019 and 2018, we had a contract asset of $50.8 million and $44.0 million, respectively, which is included in receivables, net of allowance, within the Consolidated Balance Sheets. For all other products, revenue is recognized when the customer has accepted the product and legal title of the product has passed to the customer.
Transportation Products Group
The Transportation Products Group recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.

Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of December 31, 2019 and the percentage of the outstanding performance obligations as of December 31, 2019 expected to be delivered during 2020:

	Unsatisfied performance obligations at
	December 31, 2019
	Total Amount	Percent expected to be delivered in 2020
	(in millions)
Energy Equipment Group:
Wind towers and utility structures	$596.8	86.0%
Other	$36.2	100.0%

Transportation Products Group:
Inland barges	$346.9	100.0%

The remainder of the unsatisfied performance obligations for wind towers and utility structures are expected to be delivered during 2021.
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
Financial Instruments
The Company considers all highly liquid debt instruments to be cash and cash equivalents if purchased with a maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and receivables. The Company places its cash investments in bank deposits and highly-rated money market funds, and its investment policy limits the amount of credit exposure to any one commercial issuer. We seek to limit concentrations of credit risk with respect to receivables with control procedures that monitor the credit worthiness of customers, together with the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected collectibility of all receivables. Receivable balances determined to be uncollectible are charged against the allowance. To accelerate the conversion to cash, the Company may sell a portion of its trade receivables to a third party. The Company has no continuing involvement or recourse related to these receivables once they are sold, and the impact of these transactions in the Company's Consolidated Statements of Operations for the year ended December 31, 2019 was not significant. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.
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

Property, Plant, and Equipment
Property, plant, and equipment are stated at cost and depreciated or depleted over their estimated useful lives, primarily using the straight-line method. The estimated useful lives are: buildings and improvements - 3 to 30 years; leasehold improvements - the lesser of the term of the lease or 11 years; machinery and equipment - 2 to 10 years; and information systems hardware and software - 2 to 5 years. Depletion of mineral reserves is calculated based on estimated proven and probable reserves using the units-of-production method on a quarry-by-quarry basis. The costs of ordinary maintenance and repair are charged to operating costs as incurred.
Long-lived Assets
The Company periodically evaluates the carrying value of long-lived assets to be held and used for potential impairment. The carrying value of long-lived assets to be held and used is considered impaired only when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the assets is less than their carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced by the estimated cost to dispose of the assets. See Note 2 Acquisitions and Divestitures for discussion of the impairment charge recorded during the year ended December 31, 2018 on businesses that were subsequently divested. Based on the Company's evaluations, no additional impairment charges were determined to be necessary as of December 31, 2019 and December 31, 2017.
Goodwill and Intangible Assets
Goodwill is required to be tested for impairment annually, or on an interim basis whenever events or circumstances change indicating that the carrying amount of the goodwill might be impaired. The quantitative goodwill impairment test is a two-step process with step one requiring the comparison of the reporting unit's estimated fair value with the carrying amount of its net assets. If necessary, step two of the impairment test determines the amount of goodwill impairment to be recorded when the reporting unit's recorded net assets exceed its fair value. Impairment is assessed at the “reporting unit” level by applying a fair value-based test for each unit with recorded goodwill. The estimates and judgments that most significantly affect the fair value calculations are assumptions, consisting of level three inputs, related to revenue and operating profit growth, discount rates, and exit multiples. As of December 31, 2019 and 2018, the Company's annual impairment test of goodwill was completed at the reporting unit level and no impairment charges were determined to be necessary.
The net book value of intangible assets totaled $51.7 million and $55.2 million as of December 31, 2019 and 2018, respectively, and included $34.1 million not subject to amortization related to an acquired trademark. The remaining intangible assets with a gross cost of $44.6 million as of December 31, 2019 and 2018, are amortized over their estimated useful lives ranging from 1 to 12 years, and primarily relate to acquired customer relationships. Total amortization expense from intangible assets was $3.4 million, $4.7 million, and $5.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Intangible assets were evaluated for potential impairment as of December 31, 2019 and 2018.
Workers’ Compensation
The Company is effectively self-insured for workers’ compensation claims. A third party administrator is used to process claims. We accrue our workers' compensation liability based upon independent actuarial studies.
Warranties
The Company provides various express, limited product warranties that generally range from 1 to 5 years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical, accepted claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assesses the adequacy of the resulting reserves on a quarterly basis. As of December 31, 2019 and 2018, the Company's accrual for warranty costs was $2.6 million and $2.9 million, respectively, which is included in accrued liabilities within the Consolidated Balance Sheets.

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
Other Comprehensive Income (Loss)
Other comprehensive income (loss) consists of foreign currency translation adjustments and the effective unrealized gains and losses on the Company's derivative financial instruments, the sum of which, along with net income, constitutes comprehensive net income (loss). See Note 12 Accumulated Other Comprehensive Loss. All components are shown net of tax.
Recent Accounting Pronouncements
Recently adopted accounting pronouncements
Effective as of January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”), which provides common revenue recognition guidance for GAAP. Under ASU 2014-09, an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. It also requires additional detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers.
The Company applied ASU 2014-09 to all contracts that were not complete as of January 1, 2018 using the modified retrospective method of adoption, resulting in a reduction to Former Parent's Net Investment of $4.0 million, net of tax, as of January 1, 2018 related to the cumulative effect of applying this standard. Therefore, the comparative information for the year ended December 31, 2017 has not been adjusted and continue to be reported under ASC Topic 605.
The primary impact of adopting the standard is a change in the timing of revenue recognition for our wind towers, certain utility structures, and certain storage tank product lines within our Energy Equipment Group. Previously, the Company recognized revenue when the product was delivered. Under ASU 2014-09, revenue is recognized over time as the products are manufactured. Revenue recognition policies in our other business segments remain substantially unchanged.
Effective as of January 1, 2019, the Company adopted Accounting Standards Update No. 2016-02, “Leases”, (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The Company elected to use the optional transition method that allows the Company to apply the provisions of the standard at the effective date without adjusting the comparative prior periods. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification. The cumulative effect of adopting the standard on the opening balance of retained earnings was not significant.
The primary impact of adopting the standard was the recognition of a right-of-use asset of $23.7 million and corresponding lease liability of $27.5 million for our operating leases included in other assets and other liabilities, respectively, on the Consolidated Balance Sheet. See Note 8 Leases for further discussion.
The Company has implemented processes and a lease accounting system to ensure adequate internal controls were in place to assess our contracts and enable proper accounting and reporting of financial information upon adoption.

Recently issued accounting pronouncements not adopted as of December 31, 2019
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses”, (“ASU 2016-13”), which amends the existing accounting guidance for recognizing credit losses on financial assets and certain other instruments not measured at fair value through net income, including financial assets measured at amortized cost, such as trade receivables and contract assets. ASU 2016-13 replaces the existing incurred loss impairment model with an expected credit loss model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the asset. The new guidance is expected to result in earlier recognition of credit losses. ASU 2016-13 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company will adopt the new standard on January 1, 2020 and does not expect the adoption of the guidance to have a material impact on our consolidated financial statements.
In December 2019, the FASB issued Accounting Standards Updated No. 2019-12, “Simplifying the Accounting for Income Taxes”, (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes. ASU 2019-12 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of adoption on our consolidated financial statements.
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
Reclassifications
Certain prior year balances have been reclassified in the Consolidated and Combined Financial Statements to conform with the 2019 presentation.

Note 2. Acquisitions and Divestitures
The Company's acquisition and divestiture activities are summarized below:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Acquisitions:
Purchase price	$39.2	$334.1	$63.0
Net cash paid	$32.9	$333.2	$47.5
Goodwill recorded	$12.6	$120.9	$25.0

Acquisitions - ACG Materials
On December 5, 2018, we completed the stock acquisition of ACG Materials (“ACG”), a producer of specialty materials and aggregates which is included in our Construction Products Group. The purchase price of $309.1 million was funded with a combination of cash on-hand and a $180.0 million borrowing under the Company's credit facility. Acquisition-related transaction costs incurred after the Separation were insignificant. Costs incurred by the Former Parent prior to the Separation were included in the allocation of corporate costs in accordance with the methodology described in Note 1.

The acquisition was recorded as a business combination with valuations of the acquired assets and liabilities at their acquisition date fair value using level three inputs, defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The following table represents our final purchase price allocation (in millions):

Accounts receivable	$23.8
Inventories	12.5
Property, plant, and equipment	77.8
Mineral reserves	137.3
Goodwill	105.5
Other assets	6.3
Accounts payable	(10.2)
Accrued and other liabilities	(14.5)
Capital lease obligations	(8.3)
Deferred income taxes	(21.1)
Total net assets acquired	$309.1

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

Acquisitions - Other
In June 2019, we completed acquisitions of certain assets and liabilities of an inland barge components business within our Transportation Products Group and the acquisition of certain assets and liabilities of a construction aggregates business in our Construction Products Group. In August 2019, we completed the acquisitions of certain assets and liabilities of two construction aggregates businesses in our Construction Products Group. The total purchase price for the four businesses acquired in 2019 was $39.2 million, a portion of which includes estimated payments to the seller of a construction aggregates business over the next 10 years. The acquisitions have been recorded as business combinations based on preliminary valuations of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs. The valuation resulted in the recognition of $12.2 million of goodwill in our Transportation Products Group and $0.4 million in our Construction Products Group. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated and segment level.
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

In May 2017, we completed the acquisition of the assets of a lightweight aggregates business paid for with cash of $6.2 million. In October 2017, we completed the acquisition of the assets of a lightweight aggregates business paid for with shares of Trinity stock valued at $14.7 million. In July 2017, we completed the acquisition of the assets of a trench shoring products business for $42.1 million. All three acquisitions were in our Construction Products Group. These acquisitions were recorded as business combinations based on valuations of the acquired assets and liabilities at their acquisition date fair value using level three inputs. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level.
Acquisitions - Cherry
On January 6, 2020, we completed the stock acquisition of Cherry Industries, Inc. and affiliated entities (“Cherry”), a leading producer of natural and recycled aggregates in the Houston, Texas market which will be included in our Construction Products Group. The purchase price of approximately $298.0 million was funded with a combination of cash on-hand and advances under a new $150.0 million five-year term loan. See Note 7 Debt for additional information on our credit facility. Transaction costs incurred during the year ended December 31, 2019 related to the Cherry acquisition were not significant. The acquisition will be recorded as a business combination. We expect to complete our purchase price allocation as soon as reasonably possible not to exceed one year from the acquisition date. Due to the timing of the acquisition, additional quantitative disclosures are, at this time, impracticable.
Divestitures
During the fourth quarter of 2018, the Company completed the divestiture of certain businesses whose revenues were included in the Other component of the Energy Equipment Group. The net proceeds from these divestitures were not significant. Prior to the sales, the Company recognized a pre-tax impairment charge of $23.2 million on these businesses.
We have concluded that the divestiture of these businesses did not represent a strategic shift that would result in a material effect on our operations and financial results; therefore, these disposals have not been reflected in discontinued operations in our Consolidated and Combined Financial Statements.
There was no divestiture activity during the years ended December 31, 2019 and December 31, 2017.

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents	$155.3	$—	$—	$155.3
Total assets	$155.3	$—	$—	$155.3

Liabilities:
Interest rate hedge(1)	$—	$4.3	$—	$4.3
Contingent consideration(2)	—	—	6.4	6.4
Total liabilities	$—	$4.3	$6.4	$10.7

	Fair Value Measurement as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents	$30.0	$—	$—	$30.0
Total assets	$30.0	$—	$—	$30.0

Liabilities:
Interest rate hedge(1)	$—	$1.2	$—	$1.2
Total liabilities	$—	$1.2	$—	$1.2
(1) Included in other liabilities on the Consolidated Balance Sheet.
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
The financial information for these segments is shown in the tables below. We operate principally in North America.
Year Ended December 31, 2019

	Revenues	Operating Profit (Loss)	Assets	Depreciation, Depletion, & Amortization	Capital Expenditures

Construction aggregates	$364.7
Other	75.0
Construction Products Group	439.7	$52.7	$785.0	$38.0	$30.2

Wind towers and utility structures	625.4
Other	211.2
Energy Equipment Group	836.6	100.7	934.9	27.9	25.0

Inland barges	293.9
Steel components	171.8
Transportation Products Group	465.7	46.8	316.5	16.3	21.8

Segment Totals before Eliminations and Corporate	1,742.0	200.2	2,036.4	82.2	77.0
Corporate	—	(47.3)	266.1	3.6	8.4
Eliminations	(5.1)	—	—	—	—
Consolidated Total	$1,736.9	$152.9	$2,302.5	$85.8	$85.4

 Year Ended December 31, 2018

	Revenues	Operating Profit (Loss)	Assets	Depreciation, Depletion, & Amortization	Capital Expenditures

Construction aggregates	$217.9
Other	74.4
Construction Products Group	292.3	$50.4	$769.8	$21.9	$17.2

Wind towers and utility structures	582.9
Other	197.2
Energy Equipment Group	780.1	28.6	976.2	29.7	16.0

Inland barges	170.2
Steel components	221.2
Transportation Products Group	391.4	48.4	305.0	15.5	10.3

All Other	—	(0.1)	—	—	—

Segment Totals before Eliminations and Corporate	1,463.8	127.3	2,051.0	67.1	43.5
Corporate	—	(32.1)	121.2	0.5	1.3
Eliminations	(3.4)	(0.3)	—	—	—
Consolidated and Combined Total	$1,460.4	$94.9	$2,172.2	$67.6	$44.8
Year Ended December 31, 2017

	Revenues	Operating Profit (Loss)	Assets	Depreciation, Depletion, & Amortization	Capital Expenditures

Construction aggregates	$204.9
Other	54.0
Construction Products Group	258.9	$53.7	$391.2	$18.4	$48.9

Wind towers and utility structures	652.1
Other	192.0
Energy Equipment Group	844.1	78.4	928.8	30.2	27.7

Inland barges	157.9
Steel components	205.4
Transportation Products Group	363.3	39.0	257.5	17.1	5.8

All Other	—	(0.1)	—	—	—

Segment Totals before Eliminations and Corporate	1,466.3	171.0	1,577.5	65.7	82.4
Corporate	—	(39.3)	25.0	—	—
Eliminations	(3.9)	—	—	—	—
Combined Total	$1,462.4	$131.7	$1,602.5	$65.7	$82.4

Corporate assets are composed of cash and cash equivalents, certain property, plant, and equipment, and other assets. Capital expenditures exclude amounts paid for business acquisitions but include amounts paid for the acquisition of land and reserves in our Construction Products Group.
Revenues from one customer included in the Energy Equipment Group constituted 18.2%, 19.4%, and 22.9% of consolidated or combined revenues for the years ended December 31, 2019, 2018, and 2017, respectively.
Revenues and operating profit for our Mexico operations for the years ended December 31, 2019, 2018, and 2017 are presented below. Our Canadian operations were not significant in relation to the consolidated financial statements.

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Mexico:
Revenues:
External	$110.1	$108.2	$118.2
Intercompany	88.0	82.3	62.6
	$198.1	$190.5	$180.8

Operating profit	$4.8	$(11.0)	$1.4

Total assets and long-lived assets for our Mexico operations as of December 31, 2019 and 2018 are presented below:

	Total Assets		Long-Lived Assets
	December 31,
	2019	2018	2019	2018
	(in millions)
Mexico	$202.2	$203.8	$85.5	$85.8

Note 5. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
	(in millions)
Land(1)	$331.4	$316.5
Buildings and improvements	280.5	267.5
Machinery and other	755.7	715.9
Construction in progress	38.6	28.8
	1,406.2	1,328.7
Less accumulated depreciation and depletion	(590.0)	(525.7)
	$816.2	$803.0

(1) Includes depletable land of $211.0 million as of December 31, 2019 and $201.9 million as of December 31, 2018.
We did not capitalize any interest expense as part of the construction of facilities and equipment during 2019 or 2018.
We estimate the fair market value of properties no longer in use based on the location and condition of the properties, the fair market value of similar properties in the area, and the Company's experience selling similar properties in the past. As of December 31, 2019, the Company had non-operating plants with a net book value of $47.4 million. Our estimated fair value of these assets exceeds their book value.

Note 6. Goodwill
Goodwill by segment is as follows:

	December 31, 2019	December 31, 2018
	(in millions)
Construction Products Group	$166.2	$171.7
Energy Equipment Group	416.9	416.9
Transportation Products Group	38.8	26.6
	$621.9	$615.2

As of December 31, 2019, the Company's annual impairment test of goodwill was completed at the reporting unit level and no impairment charges were determined to be necessary. The decrease in the Construction Products Group goodwill during the year ended December 31, 2019 is primarily due to the refinement of the purchase price allocation for ACG. The increase in the Transportation Products Group goodwill during the year ended December 31, 2019 is due to an acquisition. See Note 2 Acquisitions and Divestitures.

Note 7. Debt
The following table summarizes the components of debt as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
	(in millions)
Revolving credit facility	$100.0	$180.0
Finance leases	7.3	5.5
Total debt	$107.3	$185.5

On November 1, 2018, the Company entered into a $400.0 million unsecured revolving credit facility that matures in November 2023.  The interest rates under the facility are variable based on LIBOR or an alternate base rate plus a margin. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on Arcosa’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing ranges from 1.25% to 2.00% and was set at LIBOR plus 1.25% as of December 31, 2019. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.20% at December 31, 2019.
As of December 31, 2019, we had $100.0 million of outstanding loans borrowed under the facility and there were approximately $42.5 million in letters of credit issued, leaving $257.5 million available for borrowing. All of the outstanding letters of credit as of December 31, 2019 are expected to expire in 2020. The majority of our letters of credit obligations support the Company’s various insurance programs and warranty claims and generally renew by their terms each year.
The Company's revolving credit facility requires the maintenance of certain ratios related to leverage and interest coverage. As of December 31, 2019, we were in compliance with all such financial covenants. Borrowings under the credit facility are guaranteed by certain wholly-owned subsidiaries of the Company.
The carrying value of borrowings under our revolving credit facility approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input). See Note 3 Fair Value Accounting.
As of December 31, 2019, the Company had $1.2 million of unamortized debt issuance cost related to the revolving credit facility, which is included in other assets on the Consolidated Balance Sheet.
The remaining principal payments under existing debt agreements as of December 31, 2019 are as follows:

	2020	2021	2022	2023	2024	Thereafter
	(in millions)
Revolving credit facility	$—	$—	$—	$100.0	$—	$—

On January 2, 2020, the Company entered into an Amended and Restated Credit Agreement to increase the revolving credit facility from $400.0 million to $500.0 million and added a term loan facility of $150.0 million, in each case with a maturity date of January 2, 2025. The mechanism for determining and the applicable ranges for the interest rate margin and commitment fee rate are unchanged. The interest rate on the revolving credit facility was initially set at one-month LIBOR plus 1.50% and the interest rate on the term loan facility was initially set at three-month LIBOR plus 1.50%. The commitment fee rate on both facilities was initially set at set at 0.25%. The entire term loan was advanced on January 2, 2020 in connection with the closing of the acquisition of Cherry. See Note 2 Acquisitions and Divestitures.
Interest rate hedges
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in 2023, to reduce the effect of changes in the variable interest rates associated with borrowings under the revolving credit facility. The instrument carried an initial notional amount of $100 million, thereby hedging the first $100 million of borrowings under the credit facility. The instrument effectively fixes the LIBOR component of the credit facility borrowings at a monthly rate of 2.71%. As of December 31, 2019, the Company has recorded a liability of $4.3 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive loss. See Note 3 Fair Value Accounting.

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
Operating Leases
The following table presents information about the amount, timing, and uncertainty of cash flows arising from the Company's operating leases as of December 31, 2019.

December 31, 2019
(in millions)
Maturity of Lease Liabilities
2020	$6.4
2021	4.0
2022	2.6
2023	2.0
2024	1.7
Thereafter	6.0
Total undiscounted operating lease payments	22.7
Less imputed interest	(3.7)
Present value of operating lease liabilities	$19.0

Balance Sheet Classification
Other assets	$15.6

Accrued liabilities	$5.5
Other liabilities	13.5
Total operating lease liabilities	$19.0

Other Information
Weighted average remaining lease term	5.8 years
Weighted average discount rate	4.8%

Operating lease costs were $8.2 million during the year ended December 31, 2019. Costs related to variable lease rates or leases with terms less than twelve months were not significant.

Cash paid for amounts included in the measurement of operating lease liabilities was $7.8 million during the year ended December 31, 2019 and is included in operating cash flows. The additional right-of-use assets recognized as non-cash asset additions that resulted from new operating lease liabilities during the year ended December 31, 2019 were not significant.
Finance Leases
Finance leases are included in property, plant, and equipment, net and debt on the consolidated balance sheets. The associated amortization expense and interest expense are included in depreciation and interest expense, respectively, on the consolidated income statements. These leases are not material to the consolidated financial statements as of December 31, 2019.
Disclosures related to periods prior to adoption of ASU 2016-02

December 31, 2018
(in millions)
Future Minimum Rent Expense
2019	$7.7
2020	5.7
2021	3.5
2022	2.3
2023	1.8
Thereafter	7.6
Total undiscounted operating lease payments	$28.6

Note 9. Other, Net
Other, net (income) expense consists of the following items:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Interest income	$(1.4)	$(0.4)	$(0.1)
Foreign currency exchange transactions	1.5	(0.2)	2.2
Other	(0.8)	(0.4)	(0.5)
Other, net (income) expense	$(0.7)	$(1.0)	$1.6

Note 10. Income Taxes
The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Current:
Federal	$7.6	$(5.4)	$29.3
State	3.0	0.8	0.5
Foreign	5.6	1.5	0.3
Total current	16.2	(3.1)	30.1
Deferred:
Federal:
Effect of Tax Cuts and Jobs Act	—	(1.5)	(6.2)
Other	22.6	24.8	16.6
	22.6	23.3	10.4
State	(0.6)	5.4	0.9
Foreign	(4.7)	(6.3)	(1.0)
Total deferred	17.3	22.4	10.3
Provision	$33.5	$19.3	$40.4

The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Year Ended December 31,
	2019	2018	2017
Statutory rate	21.0%	21.0%	35.0%
State taxes	3.1	3.1	2.5
Domestic production activities deduction	—	—	(2.1)
Changes in valuation allowances and reserves	(1.3)	(1.2)	1.3
Changes in tax reserves	(0.3)	(1.4)	0.8
Effect of Tax Cuts and Jobs Act	—	(1.6)	(5.0)
Prior year true-ups	(0.5)	(0.4)	(2.2)
Foreign adjustments	0.6	2.4	1.8
Other, net	0.2	(1.6)	(1.0)
Effective rate	22.8%	20.3%	31.1%

The Tax Cuts and Jobs Act ("the Act") was enacted on December 22, 2017. The Act reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-sourced earnings. For the year ended December 31, 2017, we recognized a provisional benefit of $6.2 million, primarily related to the impact of the Act on our deferred taxes. During the year ended December 31, 2018, we finalized the accounting for the enactment of the Act and recorded an additional $1.5 million benefit, primarily as a result of the true-up of our deferred taxes. There was no additional impact to the year-ended December 31, 2019.
Income (loss) before income taxes for the December 31, 2019, 2018, and 2017 was $143.6 million, $106.6 million, and $139.9 million, respectively, for U.S. operations, and $3.2 million, $(11.6) million, and $(9.8) million, respectively, for foreign operations, principally Mexico and Canada. The Company provides deferred income taxes on the unrepatriated earnings of its foreign operations where it results in a deferred tax liability.
Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are as follows:

	December 31,
	2019	2018
	(in millions)
Deferred tax liabilities:
Depreciation, depletion, and amortization	$109.1	$103.2
Total deferred tax liabilities	109.1	103.2
Deferred tax assets:
Workers compensation, pensions, and other benefits	21.6	16.2
Warranties and reserves	1.7	2.2
Tax loss carryforwards and credits	14.8	31.0
Inventory	22.7	10.8
Accrued liabilities and other	1.0	(2.7)
Total deferred tax assets	61.8	57.5
Net deferred tax assets (liabilities) before valuation allowances	(47.3)	(45.7)
Valuation allowances	4.8	5.7
Adjusted net deferred tax assets (liabilities)	$(52.1)	$(51.4)

At December 31, 2019, the Company had $22.0 million of federal consolidated net operating loss carryforwards, primarily from businesses acquired, and $0.6 million of tax-effected state loss carryforwards remaining. In addition, the Company had $36.9 million of foreign net operating loss carryforwards that will begin to expire in the year 2022.
We have established a valuation allowance for state and foreign tax operating losses and credits that we have estimated may not be realizable.
Income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled approximately $79.4 million as of December 31, 2019. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.

Taxing authority examinations
We have multiple federal tax return filings that are subject to examination by the Internal Revenue Service. We filed the initial Arcosa, Inc. federal return for 2018 and it will remain open for three years. The 2015-2018 tax years are open for the ACG federal returns. We have various subsidiaries that file separate state tax returns and are subject to examination by taxing authorities at different times. The entities are generally open for their 2015 tax years and forward. We have various subsidiaries in Mexico that file separate tax returns and are subject to examination by taxing authorities at different times. The entities are generally open for their 2014 tax years and forward.
Unrecognized tax benefits
The change in unrecognized tax benefits for the years ended December 31, 2019, 2018, and 2017 was as follows:

	December 31,
	2019	2018	2017
	(in millions)
Beginning balance	$0.5	$1.3	$7.4
Additions for tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	0.1	0.2
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	(6.0)
Expiration of statute of limitations	(0.5)	(0.9)	(0.3)
Ending balance	$—	$0.5	$1.3

The additions for tax positions of prior years of $0.1 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively, are due to foreign tax positions.
Settlements for the year ended December 31, 2017 were due to the resolution of our 2006-2009 tax years.
Expiration of statutes of limitations during the years ended December 31, 2019 and 2017 relate to foreign tax returns. Expiration of statutes of limitations during the year ended December 31, 2018 relate to state and foreign tax returns.
The total amount of unrecognized tax benefits including interest and penalties at December 31, 2018 and 2017, that would affect the Company’s effective tax rate if recognized was $0.5 million and $1.9 million, respectively. The total amount of tax benefit including interest and penalties recognized in 2019 due to lapses in statutes of limitations was $0.5 million.
Arcosa accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of December 31, 2019, 2018, and 2017 was $0.0 million, $0.0 million, and $0.9 million, respectively. Income tax expense for the years ended December 31, 2019, 2018, and 2017 included decreases of $0.0 million, $0.9 million, and $1.5 million, respectively, with regard to interest expense and penalties related to uncertain tax positions.

Note 11. Employee Retirement Plans
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
Prior to the Separation, the expenses of these benefit plans were allocated to Arcosa based on a review of personnel and personnel costs by business unit and funded through intercompany transactions with Trinity. A proportionate share of the cost is reflected in the combined financial statements.
In connection with the Separation, certain defined contribution profit sharing plans were separated into standalone plans for Arcosa and Trinity.
Total employee retirement plan expense, which includes related administrative expenses, is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Defined contribution plans	$8.5	$8.3	$6.9
Multiemployer plan	1.8	2.1	2.1
	$10.3	$10.4	$9.0

Defined Contribution Plans
Established under Internal Revenue Code Section 401(k), the Arcosa, Inc. Profit Sharing Plan ("401(k) Plan") is a defined contribution plan available to all eligible employees. Participants in the 401(k) Plan are eligible to receive future retirement benefits through a company-funded annual retirement contribution and company match, both of which are discretionary, requiring board approval, and are made annually, in the year following service, with the investment of the funds directed by the participants.
The Company also sponsors a fully‑funded, non-qualified deferred compensation plan. The invested assets and related liabilities of these participants were approximately $3.9 million and $2.8 million at December 31, 2019 and 2018, respectively, which are included in “Other assets” and “Other liabilities” on the Consolidated Balance Sheets. There were no distributions from the Company’s non-qualified deferred compensation plan to participants for the years ended December 31, 2019 and 2018.
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

Our participation in the multiemployer plan for the year ended December 31, 2019 is outlined in the table below. The Pension Protection Act ("PPA") zone status at December 31, 2019 and 2018 is as of the plan years beginning January 1, 2019 and 2018, respectively, and is obtained from the multiemployer plan's regulatory filings available in the public domain and certified by the plan's actuary. Among other factors, plans in the yellow zone are less than 80% funded while plans in the red zone are less than 65% funded. Federal law requires that plans classified in the yellow or red zones adopt a funding improvement plan or a rehabilitation plan in order to improve the financial health of the plan. The Company's contributions to the multiemployer plan were less than 5% of total contributions to the plan. The last column in the table lists the expiration date of the collective bargaining agreement to which the plan is subject.

		PPA Zone Status			Contributions for Year Ended December 31,
Pension Fund	Employer Identification Number	2019	2018	Rehabilitation plan status	2019	2018	2017	Surcharge imposed	Expiration date of collective bargaining agreement
					(in millions)
Boilermaker-Blacksmith National Pension Trust	48-6168020	Red	Yellow	Implemented	$1.8	$2.1	$1.9	Yes	June 30, 2022

Employer contributions to the multiemployer plan for the year ending December 31, 2020 are expected to be $1.8 million.
ACG Pension Plan
In connection with the acquisition of ACG in December 2018, the Company assumed the assets and liabilities related to a defined benefit pension plan. As of December 31, 2019, the plan assets totaled $3.2 million and the projected benefit obligation totaled $3.1 million, for a net over funded status of $0.1 million, which is included in other assets on the Consolidated Balance Sheet. The net pension expense for the year ended December 31, 2019 was not significant. Employer contributions for the ACG pension plan for the year ending December 31, 2020 are not expected to be significant.

Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the twelve months ended December 31, 2019, December 31, 2018, and December 31, 2017 are as follows:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2016	$(18.4)	$—	$(18.4)
Other comprehensive loss, net of tax, before reclassifications	(1.4)	—	(1.4)
Other comprehensive loss	(1.4)	—	(1.4)
Balances at December 31, 2017	(19.8)	—	(19.8)
Other comprehensive loss, net of tax, before reclassifications	—	(0.9)	(0.9)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $0.0, $0.0, and $0.0	3.0	—	3.0
Other comprehensive income (loss)	3.0	(0.9)	2.1
Balances at December 31, 2018	(16.8)	(0.9)	(17.7)
Other comprehensive income (loss), net of tax, before reclassifications	0.5	(2.8)	(2.3)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $0.0, $0.1, and $0.1	—	0.3	0.3
Other comprehensive income (loss)	0.5	(2.5)	(2.0)
Balances at December 31, 2019	$(16.3)	$(3.4)	$(19.7)

Reclassifications of unrealized before-tax losses on derivative financial instruments are included in interest expense in the Consolidated and Combined Statements of Operations. The reclassifications of unrealized before-tax losses on currency translation adjustments for the year ended December 31, 2018 relates to the divestiture of certain Canadian operations and are included in the impairment charge recorded on these businesses in the Consolidated and Combined Statement of Operations.

Note 13. Stock-Based Compensation
Prior to the Separation, Arcosa employees participated in Trinity's equity incentive plans, including equity awards of restricted stock, restricted stock units, and performance-based restricted stock units in respect of Trinity common shares. For periods prior to the Separation, Arcosa's Consolidated and Combined Financial Statements reflect compensation expense for these stock-based plans associated with the portion of Trinity's equity incentive plans in which Arcosa employees participated.
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
In connection with the Separation, effective November 1, 2018, the Board adopted and Trinity, in its capacity as sole shareholder of Arcosa prior to the Separation, approved, the Arcosa Inc. 2018 Stock Option and Incentive Plan (the "Plan"). The Plan provides for the grant of equity awards, including stock options, restricted stock, restricted stock units, performance shares, and other performance-based awards, to our directors, officers, and employees. The maximum number of shares of Arcosa common stock that may be issued under the Plan is 4.8 million shares, which includes the shares granted under the Trinity equity incentive plans that were converted and assumed by Arcosa as a result of the Separation.
At December 31, 2019, we had 2.4 million shares available for grant. Any equity awards that have been granted under the Plan that are subsequently forfeited, canceled, or tendered to satisfy tax withholding obligations are added back to the shares available for grant.
The cost of employee services received in exchange for awards of equity instruments is referred to as share-based payments and is based on the grant date fair-value of those awards. Stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for share-based awards. The Company recognizes compensation expense for both the Arcosa awards and Trinity awards held by our employees. Stock-based compensation totaled $14.6 million, $9.9 million, and $9.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.
The income tax benefit related to stock-based compensation expense was $2.7 million, $2.6 million, and $4.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Equity Awards
Equity awards outstanding as of December 31, 2019 consist of restricted stock, restricted stock units, and performance units and generally vest for periods ranging from 1 to 15 years from the date of grant. Certain equity awards vest in their entirety upon the employee's retirement from the Company and may take into consideration the employee's age and years of service to the Company, as defined more specifically in the Company's award agreements. Equity awards granted to non-employee directors under the Plan generally vest one year from the grant date and are released at that time, in the case of restricted stock, or upon completion of the directors' service to the Company, in the case of restricted stock units. Expense related to equity awards issued to eligible employees and directors under the Plan is recognized ratably over the vesting period or to the date on which retirement eligibility is achieved, if shorter. Performance units vest and settle in shares of our common stock following the end of a three-year performance period contingent upon the achievement of specific performance goals during the performance period and certification by the Human Resources Committee of the Board of the achievement of the performance goals. Performance units are granted to employees based upon a target level of performance; however, depending upon the achievement of the performance goals during the performance period, performance units may be issued at an amount between 0% and 200% of the target level. Expense related to performance units is recognized ratably over the vesting period. Forfeitures are recognized as reduction to expense in the period in which they occur.
The activity for equity awards held by Arcosa employees for the year ended December 31, 2019 was as follows:

	Trinity Equity Awards Held by Arcosa Employees	Arcosa Equity Awards Held by Arcosa Employees	Weighted Average Grant-Date Fair Value per Award
Equity awards outstanding at December 31, 2018	1,156,959	1,066,165	$21.12
Granted	—	417,008	36.21
Vested	(293,239)	(198,762)	20.17
Forfeited	(39,735)	(59,743)	25.60
Equity awards outstanding at December 31, 2019	823,985	1,224,668	$24.20

At December 31, 2019, unrecognized compensation expense related to equity awards totaled $24.6 million which will be recognized over a weighted average period of 2.9 years. The total vesting-date fair value of shares vested and released during the year ended December 31, 2019 was $13.3 million.

Note 14. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income remaining after allocation to unvested restricted shares, which includes unvested restricted shares of Arcosa stock held by employees of the Former Parent, by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted earnings per common share includes the weighted average net impact of nonparticipating unvested restricted shares. For periods prior to the Separation, the denominator for basic and diluted net income per share was calculated using the 48.8 million shares of common stock outstanding immediately following the Separation. Total weighted average restricted shares were 1.6 million shares, 0.3 million shares, and 0.0 million shares, for the years ended December 31, 2019, 2018, and 2017, respectively. There were no weighted average restricted shares prior to the Separation.
The computation of basic and diluted earnings per share follows.

	Year Ended December 31, 2019
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income	$113.3
Unvested restricted share participation	(1.1)
Net income per common share – basic	112.2	47.9	$2.34
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.5
Net income per common share – diluted	$112.2	48.4	$2.32

	Year Ended December 31, 2018
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income	$75.7
Unvested restricted share participation	(0.2)
Net income per common share – basic	75.5	48.8	$1.55
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.1
Net income per common share – diluted	$75.5	48.9	$1.54

	Year Ended December 31, 2017
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income	$89.7
Unvested restricted share participation	—
Net income per common share – basic	89.7	48.8	$1.84
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	—
Net income per common share – diluted	$89.7	48.8	$1.84

Note 15. Commitments and Contingencies
The Company is involved in claims and lawsuits incidental to our business arising from various matters including commercial disputes, alleged product defect and/or warranty claims, intellectual property matters, personal injury claims, environmental issues, employment and/or workplace-related matters, and various governmental regulations. At December 31, 2019, the range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties, is $1.1 million to $4.6 million.

The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when probable losses can be reasonably estimated. At December 31, 2019, total accruals of $3.6 million, including environmental matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheet. The Company believes any additional liability from such claims and suits would not be material to its financial position or results of operations.
Arcosa is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment. The Company has reserved $1.4 million as of December 31, 2019, included in our total accruals of $3.6 million discussed above, to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties.
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
Other commitments
Non-cancelable purchase obligations amounted to $168.9 million as of December 31, 2019, of which $110.1 million is for the purchase of raw materials and components, primarily by the Energy Equipment and Transportation Products Groups.

Note 16. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in millions except per share data)

Revenues	$410.9	$434.1	$445.0	$446.9
Operating costs:
Cost of revenues	332.8	345.7	356.7	369.3
Selling, general, and administrative expenses	40.8	46.1	45.5	47.1
Operating profit	37.3	42.3	42.8	30.5
Income before income taxes	35.6	40.8	41.9	28.5
Provision for income taxes	7.9	9.0	9.2	7.4
Net income	$27.7	$31.8	$32.7	$21.1
Net income per common share:
Basic	$0.57	$0.66	$0.68	$0.44
Diluted	$0.56	$0.65	$0.67	$0.43

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in millions except per share data)

Revenues	$354.4	$353.0	$378.6	$374.4
Operating costs:
Cost of revenues	285.6	283.0	308.9	310.9
Selling, general, and administrative expenses	37.6	39.4	40.1	36.8
Impairment charge	—	—	23.2	—
Operating profit	31.2	30.6	6.4	26.7
Income before income taxes	30.2	29.4	6.6	28.8
Provision for income taxes	8.0	6.8	3.4	1.1
Net income	$22.2	$22.6	$3.2	$27.7
Net income per common share(1):
Basic	$0.45	$0.46	$0.07	$0.56
Diluted	$0.45	$0.46	$0.07	$0.56

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
Management's Report on Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance, as opposed to absolute assurance, of achieving their internal control objectives.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 Framework) (“COSO”) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.
The effectiveness of internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our Consolidated and Combined Financial Statements. Ernst & Young LLP's attestation report on effectiveness of our internal control over financial reporting follows.
Changes in Internal Control over Financial Reporting.
During the three months ended December 31, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Arcosa, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Arcosa, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arcosa, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated and combined statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ ERNST & YOUNG LLP
Dallas, Texas
February 27, 2020

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Proposal 1 - Election of Class II Directors” in the Company's Proxy Statement to be filed for the 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Information About Our Executive Officers and Other Corporate Officers.” Information relating to the Board of Directors' determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407 (d)(5) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance - Board Meeting and Committees - Audit Committee” in the Company's 2020 Proxy Statement. Information regarding the Company's Audit Committee is incorporated by reference to the information set forth under the caption “Corporate Governance - Board Meetings and Committees - Audit Committee” in the Company's 2020 Proxy Statement. There were no delinquent Section 16(a) reports during 2019.
The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers, and employees. The Code of Business Conduct and Ethics is on the Company's website at www.arcosa.com under “Additional Governance Documents” within the “Corporate Governance” tab of our website. The Company intends to post any amendments or waivers for its Code of Business Conduct and Ethics to the Company's website at www.arcosa.com to the extent applicable to an executive officer, principal accounting officer, controller, or director of the Company.

Item 11. Executive Compensation.
Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Company's 2020 Proxy Statement. Information concerning compensation committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in the Company's 2020 Proxy Statement. Information about the compensation committee report is incorporated by reference to the information set forth under the caption “Executive Compensation - Human Resources Committee Report” in the Company's 2020 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's 2020 Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management.”
The following table sets forth information about Arcosa common stock that may be issued under Arcosa's equity compensation plan as of December 31, 2019.
Equity Compensation Plan Information

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by security holders:
Restricted stock units and performance units	1,227,857	(1)	$—	2,397,471	(2)
Equity compensation plans not approved by security holders	—			—
Total	1,227,857			2,397,471
____________

(1)
Represents shares underlying awards that have been granted under the 2018 Stock Option and Incentive Plan (the "Incentive Plan") (including Arcosa equity awards issued in respect of outstanding Trinity equity awards in connection with the Separation). Amounts are comprised of (a) 944,260 shares of common stock issuable upon the vesting and conversion of restricted stock units and (b) 283,597 shares of common stock issuable upon the vesting and conversion of performance units, assuming payout at target performance. The restricted stock units and performance units do not have an exercise price. The performance units are granted to employees based upon a target level; however, depending upon the achievement of certain specified goals during the performance period, performance units may be issued at an amount between 0% and 200% of the target level.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related person transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in the Company's 2020 Proxy Statement. Information regarding the independence of directors is incorporated by reference to the information set forth under the caption “Corporate Governance-Independence of Directors” in the Company's 2020 Proxy Statement.

Item 14. Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the caption “Fees of Independent Registered Public Accounting Firm for Fiscal Years 2019 and 2018” in the Company's 2020 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a) (1) Financial Statements.
See Item 8.
(2) Financial Statement Schedule.
All schedules are omitted because they are not required, not significant, not applicable, or the information is shown in the financial statements or the notes to consolidated financial statements.
(3) Exhibits.

NO.	DESCRIPTION
2.1
Separation and Distribution Agreement, dated as of October 31, 2018, by and between Trinity Industries, Inc. and Arcosa, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed November 1, 2018, File No. 001-38494)

2.2
Purchase Agreement and Plan of Merger, dated November 14, 2018, by and among Arcosa Materials, Inc., Arcosa MS1, LLC, Harrison Gypsum Holdings, LLC, H.I.G. - HGC, LLC, and H.I.G. - HGC, LLC, not individually but solely in its capacity as the Representative. (incorporated by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2018, File No. 001-38494)

2.3
Securities Purchase Agreement dated December 12, 2019 by and among Arcosa MS2, LLC and Cherry Industries, Inc. and certain affiliated real estate holding companies, the sellers set forth therein, Leonard L. Cherry in his capacity as “Sellers Representative” and Arcosa Materials, Inc. solely as buyer guarantor (filed herewith)

3.1	Restated Certificate of Incorporation of Arcosa, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8, filed on October 31, 2018, File No. 333-228098)
3.2	Amended and Restated Bylaws of Arcosa, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-8, filed on October 31, 2018, File No. 333-228098)
4.1	Description of Arcosa, Inc.’s Capital Stock (filed herewith)
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

*10.5	Arcosa, Inc. 2018 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed on October 31, 2018, File No. 333-228098)
*10.6	Arcosa, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed November 1, 2018, File No. 001-38494)
*10.7	Arcosa, Inc. 2018 Deferred Plan for Director Fees (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed November 1, 2018, File No. 001-38494)
*10.8	Arcosa, Inc. Supplemental Profit Sharing Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed November 1, 2018, File No. 001-38494)
*10.9
Form of Non-Employee Director Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2018, File No. 001-38494)

*10.10	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2018, File No. 001-38494)
*10.11	Arcosa, Inc. Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 12, 2018, File No. 001-38494)

*10.12
Form of Former Parent Restricted Stock Grant Agreement for grants issued prior to 2008 (incorporated by reference to Exhibit 10.7.1 to Trinity Industries, Inc. Annual Report on Form 10-K for the annual period ended December 31, 2018, File No. 001-06903)

*10.13
Form of Former Parent Restricted Stock Grant Agreement for grants issued commencing 2008 (incorporated by reference to Exhibit 10.7.1.1 to Trinity Industries, Inc. Annual Report on Form 10-K for the annual period ended December 31, 2018, File No. 001-06903)

*10.14
Form of Former Parent Restricted Stock Unit Agreement for Non-Employee Directors for grants issued prior to 2008 (incorporated by reference to Exhibit 10.7.2 to Trinity Industries, Inc. Annual Report on Form 10-K for the annual period ended December 31, 2018, File No. 001-06903)

*10.15
Form of Former Parent Restricted Stock Unit Agreement for Non-Employee Directors for grants issued commencing 2008 (incorporated by reference to Exhibit 10.7.2.1 to Trinity Industries, Inc. Annual Report on Form 10-K for the annual period ended December 31, 2018, File No. 001-06903)

*10.16
Form of Former Parent Performance Restricted Stock Unit Grant Agreement for grants issued commencing 2011 through 2016 (incorporated by reference to Exhibit 10.10.6 to Trinity Industries, Inc. Annual Report on Form 10-K for the annual period ended December 31, 2016, File No. 001-06903)

*10.17
Form of Former Parent Restricted Stock Unit Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.2 to Trinity Industries, Inc. Form 8-K filed on May 3, 2017, File No. 001-06903)

*10.18
Form of Former Parent Performance-Based Restricted Stock Unit Grant Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.3 to Trinity Industries, Inc. Form 8-K filed on May 3, 2017, File No. 001-06903)

*10.19
Form of Former Parent Non-Employee Director Restricted Stock Grant Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.5 to Trinity Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, File No. 001-06903)

*10.20
Form of Former Parent Non-Employee Director Restricted Stock Unit Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.6 to Trinity Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, File No. 001-06903)

*10.21	Form of Restricted Stock Unit Agreement for grants commencing 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2019, File No. 001-38494)
*10.22
Form of Non-Employee Director Restricted Stock Unit Agreement for grants commencing 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 8, 2019, File No. 001-38494)

*10.23
Form of Performance-Based Restricted Stock Unit Grant Agreement for grants commencing 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 8, 2019, File No. 001-38494)

*10.24
Amendment Number One to the Arcosa, Inc. 2018 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, File No. 001-38494)

*10.25	Amendment Number One to the Arcosa, Inc. Supplemental Profit Sharing Plan (filed herewith)
10.26
Amended and Restated Credit Agreement dated as of January 2, 2020 by and among Arcosa, Inc., as borrower, the lenders thereto, JPMorgan Chase Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and Wells Fargo Bank, National Association and Truist Bank, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 6, 2020, File No. 001-38494)

21	Listing of subsidiaries of Arcosa, Inc. (filed herewith)
23	Consent of Ernst & Young LLP (filed herewith)
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith)
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
95	Mine Safety Disclosure Exhibit (filed herewith)
101.INS	Inline XBRL Instance Document (filed electronically herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Antonio Carrillo	President and Chief Executive Officer and Director	February 27, 2020
Antonio Carrillo	(Principal Executive Officer)

/s/ Scott C. Beasley	Chief Financial Officer	February 27, 2020
Scott C. Beasley	(Principal Financial Officer)

/s/ Mary E. Henderson	Chief Accounting Officer	February 27, 2020
Mary E. Henderson	(Principal Accounting Officer)

/s/ Rhys J. Best	Non-Executive Chairman	February 27, 2020
Rhys J. Best

/s/ Joseph Alvarado	Director	February 27, 2020
Joseph Alvarado

/s/ David W. Biegler	Director	February 27, 2020
David W. Biegler

/s/ Jeffrey A. Craig	Director	February 27, 2020
Jeffrey A. Craig

/s/ Ronald J. Gafford	Director	February 27, 2020
Ronald J. Gafford

/s/ John W. Lindsay	Director	February 27, 2020
John W. Lindsay

/s/ Douglas L. Rock	Director	February 27, 2020
Douglas L. Rock

/s/ Melanie Trent	Director	February 27, 2020
Melanie Trent