Form 10-Q
period 2020-03-31
Arcosa, Inc.
filed 2020-04-29
CIK 1739445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At April 15, 2020 the number of shares of common stock outstanding was 48,210,820.

ARCOSA, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Arcosa, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Revenues	$488.2	$410.9
Operating costs:
Cost of revenues	391.3	332.8
Selling, general, and administrative expenses	51.8	40.8
	443.1	373.6
Total operating profit	45.1	37.3

Interest expense	3.3	1.9
Other, net (income) expense	(0.2)	(0.2)
Income before income taxes	42.0	35.6

Provision (benefit) for income taxes	10.4	7.9

Net income	$31.6	$27.7

Net income per common share:
Basic	$0.65	$0.57
Diluted	$0.65	$0.56
Weighted average number of shares outstanding:
Basic	47.8	47.9
Diluted	48.4	48.5
Dividends declared per common share	$0.05	$0.05

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Net income	$31.6	$27.7
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized losses arising during the period, net of tax expense (benefit) of ($0.9) and ($0.2)	(3.4)	(1.0)
Reclassification adjustments for losses included in net income, net of tax expense (benefit) of ($0.1) and $0.0	0.2	0.1
Currency translation adjustment:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of ($0.2) and ($0.2)	(1.1)	0.3
	(4.3)	(0.6)
Comprehensive income	$27.3	$27.1

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(unaudited)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$200.7	$240.4
Receivables, net of allowance	238.1	200.0
Inventories:
Raw materials and supplies	139.1	134.8
Work in process	46.4	41.7
Finished goods	117.9	106.8
	303.4	283.3
Other	29.8	33.5
Total current assets	772.0	757.2

Property, plant, and equipment, net	891.7	816.2
Goodwill	752.7	621.9
Deferred income taxes	15.4	14.3
Other assets	189.8	92.9
	$2,621.6	$2,302.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$113.2	$90.0
Accrued liabilities	99.7	119.4
Advance billings	61.5	70.9
Current portion of long-term debt	4.6	3.7
Total current liabilities	279.0	284.0

Debt	352.3	103.6
Deferred income taxes	98.7	66.4
Other liabilities	75.6	58.1
	805.6	512.1
Stockholders’ equity:
Common stock – 200.0 shares authorized	0.5	0.5
Capital in excess of par value	1,690.5	1,686.7
Retained earnings	152.0	122.9
Accumulated other comprehensive loss	(24.0)	(19.7)
Treasury stock	(3.0)	—
	1,816.0	1,790.4
	$2,621.6	$2,302.5
See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Operating activities:
Net income	$31.6	$27.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	26.8	19.8
Stock-based compensation expense	3.7	3.4
Provision for deferred income taxes	3.2	3.4
Gains on disposition of property and other assets	(0.8)	(0.4)
(Increase) decrease in other assets	(2.4)	(1.2)
Increase (decrease) in other liabilities	0.2	1.9
Other	2.0	(1.2)
Changes in current assets and liabilities:
(Increase) decrease in receivables	(7.2)	85.2
(Increase) decrease in inventories	(7.9)	(17.5)
(Increase) decrease in other current assets	7.8	1.6
Increase (decrease) in accounts payable	14.0	(6.9)
Increase (decrease) in advance billings	(9.4)	(0.1)
Increase (decrease) in accrued liabilities	(20.1)	9.3
Net cash provided by operating activities	41.5	125.0

Investing activities:
Proceeds from disposition of property and other assets	5.1	0.7
Capital expenditures	(21.1)	(18.0)
Acquisitions, net of cash acquired	(309.4)	—
Net cash required by investing activities	(325.4)	(17.3)

Financing activities:
Payments to retire debt	(0.3)	(80.4)
Proceeds from issuance of debt	250.2	—
Shares repurchased	(2.0)	(6.0)
Dividends paid to common shareholders	(2.5)	(2.5)
Purchase of shares to satisfy employee tax on vested stock	—	(0.2)
Other	(1.2)	—
Net cash provided by (required by) financing activities	244.2	(89.1)
Net increase (decrease) in cash and cash equivalents	(39.7)	18.6
Cash and cash equivalents at beginning of period	240.4	99.4
Cash and cash equivalents at end of period	$200.7	$118.0

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at December 31, 2018	48.8	$0.5	$1,685.7	$19.5	$(17.7)	(0.1)	$(3.5)	$1,684.5
Net income	—	—	—	27.7	—	—	—	27.7
Other comprehensive loss	—	—	—	—	(0.6)	—	—	(0.6)
Cash dividends on common stock	—	—	—	(2.5)	—	—	—	(2.5)
Restricted shares, net	—	—	3.6	—	—	—	(0.4)	3.2
Shares repurchased	—	—	—	—	—	(0.3)	(8.0)	(8.0)
Other	—	—	0.9	—	—	—	—	0.9
Balances at March 31, 2019	48.8	$0.5	$1,690.2	$44.7	$(18.3)	(0.4)	$(11.9)	$1,705.2

Balances at December 31, 2019	48.3	$0.5	$1,686.7	$122.9	$(19.7)	—	$—	$1,790.4
Net income	—	—	—	31.6	—	—	—	31.6
Other comprehensive loss	—	—	—	—	(4.3)	—	—	(4.3)
Cash dividends on common stock	—	—	—	(2.5)	—	—	—	(2.5)
Restricted shares, net	—	—	4.7	—	—	—	(1.0)	3.7
Shares repurchased	—	—	—	—	—	(0.1)	(2.0)	(2.0)
Other	—	—	(0.9)	—	—	—	—	(0.9)
Balances at March 31, 2020	48.3	$0.5	$1,690.5	$152.0	$(24.0)	(0.1)	$(3.0)	$1,816.0

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1. Overview and Summary of Significant Accounting Policies
Basis of Presentation
Arcosa, Inc. and its consolidated subsidiaries (“Arcosa,” the “Company,” “we,” or “our”), headquartered in Dallas, Texas, is a provider of infrastructure-related products and solutions with leading brands serving construction, energy, and transportation markets in North America. Arcosa is a Delaware corporation and was incorporated in 2018 in connection with the separation of Arcosa from Trinity Industries, Inc. (“Trinity” or “Former Parent”) on November 1, 2018 as an independent, publicly-traded company, listed on the New York Stock Exchange (the “Separation”).
The accompanying Consolidated Financial Statements are unaudited and have been prepared from the books and records of Arcosa, Inc. and its consolidated subsidiaries. All normal and recurring adjustments necessary for a fair presentation of the financial position of the Company and the results of operations, comprehensive income/loss, and cash flows have been made in conformity with accounting principles generally accepted in the U.S. (“GAAP”). All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, including the unknown potential duration, spread, severity, and impact of the COVID-19 pandemic, Arcosa's business, financial condition, and results of operations for the three months ended March 31, 2020 may not be indicative of Arcosa's expected business, financial condition, and results of operations for the year ending December 31, 2020.
These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated and combined financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2019.
Stockholders' Equity
In December 2018, the Company’s Board of Directors (the “Board”) authorized a $50 million share repurchase program effective December 5, 2018 through December 31, 2020. For the three months ended March 31, 2020, the Company repurchased 56,836 shares at a cost of $2.0 million. As of March 31, 2020, the Company had a remaining authorization of $34.0 million under the program.
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
Construction Products Group
The Construction Products Group recognizes substantially all revenue when the customer has accepted the product and legal title of the product has passed to the customer.
Energy Equipment Group
Within the Energy Equipment Group, revenue is recognized for our wind tower, certain utility structure, and certain storage tank product lines over time as the products are manufactured using an input approach based on the costs incurred relative to the total estimated costs of production. We recognize revenue over time for these products as they are highly customized to the needs of an individual customer resulting in no alternative use to the Company if not purchased by the customer after the contract is executed, and we have the right to bill the customer for our work performed to date plus at least a reasonable profit margin for work performed. As of March 31, 2020, we had a contract asset of $30.2 million related to these contracts, compared to $50.8 million at December 31, 2019, which is included in receivables, net of allowance, within the Consolidated Balance Sheets. For all other products, revenue is recognized when the customer has accepted the product and legal title of the product has passed to the customer.
Transportation Products Group
The Transportation Products Group recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.

Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of March 31, 2020 and the percentage of the outstanding performance obligations as of March 31, 2020 expected to be delivered during the remainder of 2020:

	Unsatisfied performance obligations at March 31, 2020
	Total Amount	Percent expected to be delivered in 2020
	(in millions)
Energy Equipment Group:
Wind towers and utility structures	$475.6	82%
Other	$29.0	100%

Transportation Products Group:
Inland barges	$348.3	91%
All unsatisfied performance obligations beyond 2020 are expected to be delivered during 2021.
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
Financial Instruments
The Company considers all highly liquid debt instruments to be cash and cash equivalents if purchased with a maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and receivables. The Company places its cash investments in bank deposits and highly-rated money market funds, and its investment policy limits the amount of credit exposure to any one commercial issuer. We seek to limit concentrations of credit risk with respect to receivables with control procedures that monitor the credit worthiness of customers, together with the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected credit losses. Receivable balances determined to be uncollectible are charged against the allowance. To accelerate the conversion to cash, the Company may sell a portion of its trade receivables to a third party. The Company has no continuing involvement or recourse related to these receivables once they are sold, and the impact of these transactions in the Company's Consolidated Statements of Operations for the three months ended March 31, 2020 was not significant. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.
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
Effective as of January 1, 2020, the Company adopted Accounting Standards Update No. 2016-13, "Financial Instruments - Credit Losses", ("ASU 2016-13"), which amends the existing accounting guidance for recognizing credit losses on financial assets and certain other instruments not measured at fair value through net income, including financial assets measured at amortized cost, such as trade receivables and contract assets. ASU 2016-13 replaces the existing incurred loss impairment model with an expected credit loss model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the asset. The adoption of this guidance did not have a material effect on the Company’s Consolidated Financial Statements.
Recently issued accounting pronouncements not adopted as of March 31, 2020
In December 2019, the FASB issued Accounting Standards Updated No. 2019-12, “Simplifying the Accounting for Income Taxes”, (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes. ASU 2019-12 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of adoption on our consolidated financial statements.
Reclassifications
Certain prior year balances have been reclassified in the Consolidated Financial Statements to conform with the 2020 presentation.

Note 2. Acquisitions and Divestitures
2020 Acquisitions
In March 2020, we completed the acquisition of certain assets and liabilities of a traffic structures business in our Energy Equipment Group for a total purchase price of $25.3 million. The acquisition was recorded as a business combination based on preliminary valuations of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs, defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. The valuation resulted in the recognition of $2.9 million of goodwill in our Energy Equipment Group. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level.

On January 6, 2020, we completed the stock acquisition of Cherry Industries, Inc. and affiliated entities (“Cherry”), a leading producer of natural and recycled aggregates in the Houston, Texas market which is included in our Construction Products Group. The purchase price of $296.8 million was funded with a combination of cash on-hand, advances under a new $150.0 million five-year term loan, and future payments to the seller for a net cash paid of $284.1 million during the three months ended March 31, 2020. See Note 7 Debt for additional information on our credit facility. Transaction costs incurred related to the Cherry acquisition were approximately $0.9 million during the three months ended March 31, 2020 and approximately $0.5 million during the year ended December 31, 2019. The acquisition was recorded as a business combination based on preliminary valuations of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs. We expect to complete our purchase price allocation as soon as reasonably possible not to exceed one year from the acquisition date. Adjustments to the preliminary purchase price allocation could be material to the purchase price allocation, particularly with respect to our preliminary estimates of mineral reserves, intangibles, and deferred income taxes. The following table represents our preliminary purchase price allocation as of March 31, 2020:

March 31, 2020
(in millions)
Accounts receivable	$30.8
Inventories	11.8
Property, plant, and equipment	62.1
Mineral reserves	21.2
Goodwill	125.7
Customer relationships	60.2
Permits	24.9
Other assets	4.1
Accounts payable	(7.6)
Accrued liabilities	(5.3)
Deferred taxes	(29.3)
Other liabilities	(1.8)
Total net assets acquired	$296.8
The goodwill acquired, none of which is tax deductible, primarily relates to Cherry's market position and existing workforce. The customer relationship intangibles have a weighted average useful life of 14.9 years whereas the permits have a weighted average useful life of 19.8 years. Revenues and operating profit included in the Consolidated Statement of Operations from the date of the acquisition were approximately $43.8 million and $5.7 million during the three months ended March 31, 2020.
The following table represents the unaudited pro-forma consolidated operating results of the Company as if the Cherry acquisition had been completed on January 1, 2019. The unaudited pro-forma information makes certain adjustments to depreciation, depletion, and amortization expense to reflect the fair value recognized in the purchase price allocation, removes one-time transaction related costs, and aligns the Company's debt financing with that as of the acquisition date. The unaudited pro-forma information should not be considered indicative of the results that would have occurred if the acquisition had been completed on January 1, 2019, nor is such unaudited pro-forma information necessarily indicative of future results.

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
	(in millions)
Revenues	$488.2	$1,916.9
Income before income taxes	$44.4	$163.8

2019 Acquisitions
In August 2019, we completed acquisitions of certain assets and liabilities of two construction aggregates businesses in our Construction Products Group for a total purchase price of $9.4 million. The acquisitions were recorded as business combinations based on preliminary valuations of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs. The valuation resulted in the recognition of $1.1 million of goodwill in our Construction Products Group. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level.

In June 2019, we completed the acquisition of certain assets and liabilities of an inland barge components business within our Transportation Products Group. We also completed the acquisition of certain assets and liabilities of a construction aggregates business in our Construction Products Group. The total purchase price for the businesses acquired was $27.6 million, a portion of which includes estimated royalties to be paid to the seller of the construction aggregates business over the next 10 years. The acquisitions were recorded as business combinations based on preliminary valuations of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs. The valuation resulted in the recognition of $12.2 million of goodwill in our Transportation Products Group and $1.6 million of goodwill in our Construction Products Group. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level.
Divestitures
There was no divestiture activity for the three months ended March 31, 2020 and 2019.

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of March 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents	$135.0	$—	$—	$135.0
Total assets	$135.0	$—	$—	$135.0

Liabilities:
Interest rate hedge(1)	$—	$8.4	$—	$8.4
Contingent consideration(2)	—	—	4.2	4.2
Total liabilities	$—	$8.4	$4.2	$12.6

	Fair Value Measurement as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents	$155.3	$—	$—	$155.3
Total assets	$155.3	$—	$—	$155.3

Liabilities:
Interest rate hedge(1)	$—	$4.3	$—	$4.3
Contingent consideration(2)	—	—	6.4	6.4
Total liabilities	$—	$4.3	$6.4	$10.7
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
Energy Equipment. The Energy Equipment segment manufactures and sells products for energy-related businesses, including structural wind towers, steel utility structures for electricity transmission and distribution, traffic structures, and storage and distribution tanks.
Transportation Products. The Transportation Products segment manufactures and sells products for the inland waterway and rail transportation industries including barges, barge-related products, axles, and couplers.
The financial information for these segments is shown in the tables below. We operate principally in North America.

	Three Months Ended March 31,
	Revenues		Operating Profit (Loss)
	2020	2019	2020	2019
	(in millions)
Construction aggregates	$132.1	$88.4
Other	17.3	17.6
Construction Products Group	149.4	106.0	$16.8	$11.3

Wind towers and utility structures	176.4	158.6
Other	46.8	50.5
Energy Equipment Group	223.2	209.1	24.9	28.2

Inland barges	89.0	49.4
Steel components	28.0	48.1
Transportation Products Group	117.0	97.5	14.3	8.3

Segment Totals before Eliminations and Corporate	489.6	412.6	56.0	47.8
Corporate	—	—	(10.9)	(10.5)
Eliminations	(1.4)	(1.7)	—	—
Consolidated Total	$488.2	$410.9	$45.1	$37.3

Note 5. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
	(in millions)
Land(1)	$367.4	$331.4
Buildings and improvements	291.8	280.5
Machinery and other	805.6	755.7
Construction in progress	38.9	38.6
	1,503.7	1,406.2
Less accumulated depreciation and depletion	(612.0)	(590.0)
	$891.7	$816.2
(1) Includes depletable land of $230.2 million as of March 31, 2020 and $211.0 million as of December 31, 2019.

Note 6. Goodwill
Goodwill by segment is as follows:

	March 31, 2020	December 31, 2019
	(in millions)
Construction Products Group	$294.1	$166.2
Energy Equipment Group	419.8	416.9
Transportation Products Group	38.8	38.8
	$752.7	$621.9
The increase in the Construction Products Group goodwill during the three months ended March 31, 2020 is primarily due to the acquisition of Cherry. The increase in the Energy Equipment Group goodwill during the three months ended March 31, 2020 is due to an acquisition. See Note 2 Acquisitions and Divestitures.

Note 7. Debt
The following table summarizes the components of debt as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(in millions)
Revolving credit facility	$200.0	$100.0
Term loan	150.0	—
Finance leases	7.2	7.3
	357.2	107.3
Less: unamortized debt issuance costs	(0.3)	—
Total debt	$356.9	$107.3
On November 1, 2018, the Company entered into a $400.0 million unsecured revolving credit facility that was scheduled to mature in November 2023. On January 2, 2020, the Company entered into an Amended and Restated Credit Agreement to increase the revolving credit facility to $500.0 million and added a term loan facility of $150.0 million, in each case with a maturity date of January 2, 2025.
The interest rates under the revolving credit facility and term loan are variable based on LIBOR or an alternate base rate plus a margin. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on Arcosa’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing ranges from 1.25% to 2.00% and was set at LIBOR plus 1.50% as of March 31, 2020. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.25% as of March 31, 2020.
As a precautionary measure, to increase the Company’s cash position and preserve financial flexibility considering the current uncertainty resulting from the COVID-19 pandemic, the Company borrowed an additional $100.0 million on its revolving credit facility during the three months ended March 31, 2020. As of March 31, 2020, we had $200.0 million of outstanding loans borrowed under the facility and there were approximately $26.0 million of letters of credit issued, leaving $274.0 million available. Of the outstanding letters of credit as of March 31, 2020, $25.4 million are expected to expire in 2020, with the remainder in 2021. The majority of our letters of credit obligations support the Company’s various insurance programs and warranty claims and generally renew by their terms each year.
The entire term loan was advanced on January 2, 2020 in connection with the closing of the acquisition of Cherry. See Note 2 Acquisitions and Divestitures.
The Company's revolving credit and term loan facilities require the maintenance of certain ratios related to leverage and interest coverage. As of March 31, 2020, we were in compliance with all such financial covenants. Borrowings under the credit agreement are guaranteed by certain wholly-owned subsidiaries of the Company.
The carrying value of borrowings under our revolving credit and term loan facilities approximate fair value because the interest rate adjusts to the market interest rate (Level 3 input). See Note 3 Fair Value Accounting.
As of March 31, 2020, the Company had $1.9 million of unamortized debt issuance costs related to the revolving credit facility, which are included in other assets on the Consolidated Balance Sheet.

The remaining principal payments under existing debt agreements as of March 31, 2020 are as follows:

	2020	2021	2022	2023	2024	Thereafter
	(in millions)
Revolving credit facility	$—	$—	$—	$—	$—	$200.0
Term loan	0.9	4.7	7.5	8.5	8.4	120.0
Interest rate hedges
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in 2023, to reduce the effect of changes in the variable interest rates associated with borrowings under the revolving credit facility. The instrument carried an initial notional amount of $100 million, thereby hedging the first $100 million of borrowings under the credit facility. The instrument effectively fixes the LIBOR component of the credit facility borrowings at a monthly rate of 2.71%. As of March 31, 2020, the Company has recorded a liability of $8.4 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive loss. See Note 3 Fair Value Accounting.

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
Operating Leases
The following table presents information about the Company's operating leases as of March 31, 2020.

March 31, 2020
(in millions)
Maturity of Lease Liabilities
2020 (remaining)	$4.7
2021	4.2
2022	2.8
2023	2.1
2024	1.8
Thereafter	7.3
Total undiscounted operating lease payments	22.9
Less imputed interest	(3.4)
Present value of operating lease liabilities	$19.5

Balance Sheet Classification	March 31, 2020	December 31, 2019
	(in millions)
Other assets	$15.9	$15.6

Accrued liabilities	$5.2	$5.5
Other liabilities	14.3	13.5
Total operating lease liabilities	$19.5	$19.0

Finance Leases
Finance leases are included in property, plant, and equipment, net and debt on the consolidated balance sheets. The associated amortization expense and interest expense are included in depreciation and interest expense, respectively, on the consolidated income statements. These leases are not material to the consolidated financial statements as of March 31, 2020.

Note 9. Other, Net
Other, net (income) expense consists of the following items:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Interest income	$(0.2)	$(0.3)
Foreign currency exchange transactions	—	0.5
Other	—	(0.4)
Other, net (income) expense	$(0.2)	$(0.2)

Note 10. Income Taxes
For interim income tax reporting, we estimate our annual effective tax rate and apply it to our year to date ordinary income (loss). Tax jurisdictions with a projected or year to date loss for which a tax benefit cannot be realized are excluded. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. We have open tax years from 2014 to 2019 with various significant tax jurisdictions.
For the three months ended March 31, 2020, the effective tax rate of 24.8% was higher than the U.S. federal statutory rate of 21.0% due primarily to state taxes and nondeductible compensation expenses in the U.S. and Mexico. For the three months ended March 31, 2019, the effective tax rate of 22.2% was higher than the U.S. federal statutory tax rate of 21.0% due primarily to state taxes partially offset by foreign tax benefits.
In response to the COVID-19 pandemic, on March 27, 2020 the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes certain tax relief and benefits that may impact the Company. In light of the recent nature of these developments, the Company is currently evaluating the impact of the various provisions of the CARES Act on its income tax provision.

Note 11. Employee Retirement Plans
Total employee retirement plan expense, which includes related administrative expenses, is as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Defined contribution plans	$2.6	$2.2
Multiemployer plan	0.4	0.5
	$3.0	$2.7
The Company contributes to a multiemployer defined benefit plan under the terms of a collective-bargaining agreement that covers certain union-represented employees at one of the facilities of Meyer Utility Structures, a subsidiary of Arcosa. The Company contributed $0.4 million and $0.5 million to the multiemployer plan for the three months ended March 31, 2020 and 2019, respectively. Total contributions to the multiemployer plan for 2020 are expected to be approximately $1.7 million.
In connection with the acquisition of ACG in December 2018, the Company assumed the assets and liabilities related to a defined benefit pension plan. Employer contributions for 2020 are not expected to be significant.

Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended March 31, 2020 and 2019 are as follows:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2018	$(16.8)	$(0.9)	$(17.7)
Other comprehensive income (loss), net of tax, before reclassifications	0.3	(1.0)	(0.7)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, $0.0, and $0.0	—	0.1	0.1
Other comprehensive income (loss)	0.3	(0.9)	(0.6)
Balances at March 31, 2019	$(16.5)	$(1.8)	$(18.3)

Balances at December 31, 2019	$(16.3)	$(3.4)	$(19.7)
Other comprehensive income (loss), net of tax, before reclassifications	(1.1)	(3.4)	(4.5)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, ($0.1) and ($0.1)	—	0.2	0.2
Other comprehensive income (loss)	(1.1)	(3.2)	(4.3)
Balances at March 31, 2020	$(17.4)	$(6.6)	$(24.0)

Note 13. Stock-Based Compensation
Stock-based compensation totaled approximately $3.7 million and $3.4 million for the three months ended March 31, 2020 and 2019, respectively.

Note 14. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income remaining after allocation to unvested restricted shares, which includes unvested restricted shares of Arcosa stock held by employees of the Former Parent, by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted earnings per common share includes the weighted average net impact of nonparticipating unvested restricted shares. Total weighted average restricted shares were 1.5 million shares and 1.7 million shares for the three months ended March 31, 2020 and 2019, respectively.
The computation of basic and diluted earnings per share follows.

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income	$31.6			$27.7
Unvested restricted share participation	(0.3)			(0.3)
Net income per common share – basic	31.3	47.8	$0.65	27.4	47.9	$0.57
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.6		—	0.6
Net income per common share – diluted	$31.3	48.4	$0.65	$27.4	48.5	$0.56

Note 15. Contingencies
The Company is involved in claims and lawsuits incidental to our business arising from various matters including commercial disputes, alleged product defect and/or warranty claims, intellectual property matters, personal injury claims, environmental issues, employment and/or workplace-related matters, and various governmental regulations. At March 31, 2020, the range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $0.8 million to $3.4 million.
The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when probable losses can be reasonably estimated. At March 31, 2020, total accruals of $3.2 million, including environmental matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheet. The Company believes any additional liability from such claims and suits would not be material to its financial position or results of operations.
Arcosa is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment. The Company has reserved $1.4 million as of March 31, 2020, included in our total accruals of $3.2 million discussed above, to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties.
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
•Basis of Presentation
•Potential Impact of COVID-19 on Our Business
•Executive Overview
•Results of Operations
•Liquidity and Capital Resources
•Recent Accounting Pronouncements
•Forward-Looking Statements
Our MD&A should be read in conjunction with the Consolidated Financial Statements of Arcosa, Inc. and subsidiaries (“Arcosa,” “Company,” “we,” and “our”) and related Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Consolidated and Combined Financial Statements and related Notes in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report on Form 10-K”).

Company Overview
Arcosa, headquartered in Dallas, Texas, is a provider of infrastructure-related products and solutions with leading brands serving construction, energy, and transportation markets in North America. Arcosa is a Delaware corporation and was incorporated in 2018 in connection with the separation of Arcosa from Trinity Industries, Inc. (“Trinity” or “Former Parent”) on November 1, 2018 as an independent, publicly-traded company, listed on the New York Stock Exchange (the “Separation”).
Potential Impact of COVID-19 On Our Business
Our highest priority is the health and safety of our employees and communities. Our businesses support critical infrastructure sectors, pursuant to the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency standards. Our plants have continued to operate throughout the COVID-19 crisis. However, as of the date of this filing, uncertainty exists concerning the potential magnitude of the impact and duration of the COVID-19 pandemic. The following possible events related to the COVID-19 pandemic may potentially adversely impact our business, financial condition, or results of operations: customer demand for our products and services may decrease; reductions in our customer's capex spending; our supply chain may have disruption preventing us from obtaining the necessary materials and equipment to manufacture our products and provide services; our employees’ ability to continue to work may be impacted because of COVID-19 related illness or local, state, or federal orders requiring them to stay at home; the effect of governmental regulations imposed in response to the COVID-19 pandemic may result in shutdowns of our operations; limitations on the ability of our customers to conduct their business and purchase our products and services; disruptions to our customers’ supply chains or purchasing patterns; and limitations on the ability of our customers to pay us on a timely basis.
We believe that, based on the various standards published to date, our employees are part of the Essential Critical Infrastructure Workforce and the work they perform is critical, essential, and life-sustaining. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.
The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. At this time, we have not observed any material impairments of our assets or a significant change in the fair value of assets due to the COVID-19 pandemic. However, due to the factors discussed above, we are unable to determine or predict the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources.
Market Outlook
•Within our Construction Products Group, we continue to see healthy demand for our construction aggregates and specialty materials products lines; however, demand could be impacted by changes in public or private construction activity and other macro-economic factors. In March, we began to see a softening in orders in our trench shoring business.
•Within our Energy Equipment Group, our customers remain committed to taking delivery of the orders reported in our backlog. Order and inquiry activity continues to be robust in utility structures, as customers remain focused on grid hardening and reliability initiatives, and we continue to work with wind tower customers on new orders. Order and inquiry activity in the storage tank business has slowed since the beginning of the COVID-19 crisis, as certain customers have begun to defer new tank installations.

•Within our Transportation Products Group, we have a strong backlog for inland barges as of March 31, 2020 and our customers remain committed to taking delivery of these orders. Demand for steel components continues to decline as the impact of COVID-19 crisis for the North American rail transportation market remains uncertain.
Executive Overview
Financial Operations and Highlights
•Revenues for the three months ended March 31, 2020 increased 18.8% to $488.2 million compared to the same period in 2019, primarily due to the impact of the Cherry acquisition in our Construction Products Group, higher unit volumes in our Energy Equipment Group, and higher hopper and tank barge deliveries in our Transportation Products Group.
•Operating profit for the three months ended March 31, 2020 totaled $45.1 million, representing an increase of $7.8 million from the same period in 2019, primarily driven by the impact of the Cherry acquisition in our Construction Products Group and higher hopper and tank barge deliveries in our Transportation products group.
•Selling, general, and administrative expenses increased by 27.0% for the three months ended March 31, 2020 when compared to the prior year period largely due to additional costs from the acquired Cherry business and a $2.9 million recovery of bad debt recorded in the prior year related to a single customer in our utility structures business.
•The effective tax rate for the three months ended March 31, 2020 was 24.8% compared to 22.2% for the same period in 2019. The increase in the tax rate for the three months ended March 31, 2020 is primarily due to increased state taxes, nondeductible compensation expenses in the U.S. and Mexico, and a reduction in foreign tax benefits in the current period. See Note 10 Income Taxes of the Consolidated Financial Statements.
•Net income for the three months ended March 31, 2020 was $31.6 million compared with $27.7 million, respectively, for the same period in 2019.
Our Energy Equipment and Transportation Products Groups operate in cyclical industries. Additionally, results in our Construction Products Group are affected by weather and seasonal fluctuations with the second and third quarters historically being the quarters with the highest revenues.
Unsatisfied Performance Obligations (Backlog)
As of March 31, 2020 and 2019 our unsatisfied performance obligations, or backlog, were as follows:

	March 31, 2020	March 31, 2019
	(in millions)
Energy Equipment Group:
Wind towers and utility structures	$475.6	$549.2
Other	29.0	53.0

Transportation Products Group:
Inland barges	$348.3	$383.9
Approximately 82% of unsatisfied performance obligations for our wind towers and utility structures in our Energy Equipment Group are expected to be delivered during 2020, with the remainder to be delivered during 2021. All of the unsatisfied performance obligations for our other business lines in our Energy Equipment Group are expected to be delivered during 2020. Approximately 91% of unsatisfied performance obligations for inland barges in our Transportation Products Group are expected to be delivered during 2020, with the remainder expected to be delivered in 2021.

Results of Operations
Overall Summary
Revenues

	Three Months Ended March 31,
	2020	2019	Percent Change
	(in millions)
Construction Products Group	$149.4	$106.0	40.9%
Energy Equipment Group	223.2	209.1	6.7
Transportation Products Group	117.0	97.5	20.0
Segment Totals before Eliminations	489.6	412.6	18.7
Eliminations	(1.4)	(1.7)
Consolidated Total	$488.2	$410.9	18.8
2020 versus 2019
•Revenues increased by 18.8% with all segments contributing to the increase.
•Revenues from our Construction Products Group increased primarily due to the impact of the Cherry acquisition.
•Revenues from our Energy Equipment Group increased due to higher volumes in wind towers and utility structures.
•Revenues from our Transportation Products Group increased primarily due to higher hopper and tank barge deliveries partially offset by decreased deliveries and lower contractual pricing for steel components.
Operating Costs

	Three Months Ended March 31,
	2020	2019	Percent Change
	(in millions)
Construction Products Group	$132.6	$94.7	40.0%
Energy Equipment Group	198.3	180.9	9.6
Transportation Products Group	102.7	89.2	15.1
Segment Totals before Eliminations and Corporate Expenses	433.6	364.8	18.9
Corporate	10.9	10.5	3.8
Eliminations	(1.4)	(1.7)
Consolidated Total	$443.1	$373.6	18.6
2020 versus 2019
•Operating costs increased by 18.6%.
•Cost of revenues for our Construction Products Group increased primarily due to higher volumes from the acquired Cherry business.
•Cost of revenues for the Energy Equipment Group increased primarily due to higher volumes in wind towers and utility structures.
•Cost of revenues for the Transportation Products Group increased primarily due to higher hopper and tank barge deliveries partially offset by decreased volumes in steel components.
•Selling, general, and administrative expenses, including Corporate expenses, increased by 27.0% largely due to additional costs from the acquired Cherry business and a $2.9 million recovery of bad debt recorded in the prior year related to a single customer in our utility structures business. As a percentage of revenue, selling, general, and administrative expenses for the three months ended March 31, 2020 were 10.6% compared to 9.9% for the same period in 2019.

Operating Profit (Loss)

	Three Months Ended March 31,
	2020	2019	Percent Change
	(in millions)
Construction Products Group	$16.8	$11.3	48.7%
Energy Equipment Group	24.9	28.2	(11.7)
Transportation Products Group	14.3	8.3	72.3
Segment Totals before Corporate Expenses	56.0	47.8	17.2
Corporate	(10.9)	(10.5)	3.8
Consolidated Total	$45.1	$37.3	20.9
2020 versus 2019
•Operating profit increased by 20.9%.
•Operating profit in our Construction Products Group increased primarily due to the impact of the acquired Cherry business.
•Operating profit in our Energy Equipment Group decreased primarily due to a $2.9 million recovery of bad debt recorded in the prior year related to a single customer in our utility structures business, partially offset by higher overall volumes.
•Operating profit in our Transportation Products Group increased primarily due to higher hopper and tank barge deliveries, partially offset by decreased deliveries and lower contractual pricing for steel components.

For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.
Other Income and Expense
Other, net (income) expense consists of the following items:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Interest income	$(0.2)	$(0.3)
Foreign currency exchange transactions	—	0.5
Other	—	(0.4)
Other, net (income) expense	$(0.2)	$(0.2)

Income Taxes
The provision for income taxes results in effective tax rates that differ from the statutory rates. The Company's effective tax rate for the three months ended March 31, 2020 was 24.8% compared to 22.2% for the same period in 2019. The increase in the tax rate for the three months ended March 31, 2020 is primarily due to increased state taxes, nondeductible compensation expenses in the U.S. and Mexico, and a reduction in foreign tax benefits in the current period.
Our effective tax rate reflects the Company's estimate for its state income tax expense, excess tax benefits related to equity compensation, and the impact of foreign tax benefits. See Note 10 of the Notes to Consolidated Financial Statements for a further discussion of income taxes.
In response to the COVID-19 pandemic, on March 27, 2020 the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes certain tax relief and benefits that may impact the Company. In light of the recent nature of these developments, the Company is currently evaluating the impact of the various provisions of the CARES Act on its income tax provision.

Segment Discussion
Construction Products Group

	Three Months Ended March 31,
	2020	2019	Percent
	($ in millions)		Change
Revenues:
Construction aggregates	$132.1	$88.4	49.4%
Other	17.3	17.6	(1.7)
Total revenues	149.4	106.0	40.9

Operating costs:
Cost of revenues	115.0	82.3	39.7
Selling, general, and administrative expenses	17.6	12.4	41.9
Operating profit	$16.8	$11.3	48.7
Operating profit margin	11.2%	10.7%

Depreciation, depletion, and amortization(1)	$13.8	$8.8	56.8
(1) Depreciation, depletion, and amortization are components of operating profit.
2020 versus 2019
•Revenues increased 40.9%, driven by the acquisition of Cherry, which increased revenue by approximately 40%. Higher volumes in the legacy aggregates and specialty materials businesses were roughly offset by lower volumes in aggregates plants serving oil and gas markets.
•Cost of revenues increased 39.7%, primarily due to higher volumes from the acquired Cherry business.
•Selling, general, and administrative costs increased by 41.9%, primarily due to additional costs from the acquired Cherry business.
•Depreciation, depletion, and amortization expense increased primarily due to the acquired Cherry business.

Energy Equipment Group

	Three Months Ended March 31,
	2020	2019	Percent
	($ in millions)		Change
Revenues:
Wind towers and utility structures	$176.4	$158.6	11.2%
Other	46.8	50.5	(7.3)
Total revenues	223.2	209.1	6.7

Operating costs:
Cost of revenues	181.0	168.6	7.4
Selling, general, and administrative expenses	17.3	12.3	40.7
Operating profit	$24.9	$28.2	(11.7)
Operating profit margin	11.2%	13.5%

Depreciation and amortization(1)	$7.4	$7.0	5.7
(1) Depreciation and amortization are components of operating profit.
2020 versus 2019
•Revenues increased by 6.7%, driven by higher volumes in wind towers and utility structures, partially offset by lower steel prices in utility structures and lower volumes in our other product lines.
•Cost of revenues increased by 7.4%, driven by higher overall volumes in wind towers and utility structures and a $1.3 million impairment of assets at one of our facilities, partially offset by lower volumes in other product lines.
•Selling, general, and administrative costs increased by 40.7%, primarily due to a $2.9 million recovery of bad debt recorded in the prior year related to a single customer in our utility structures business.
•Operating profit decreased by 11.7% primarily due to the recovery of bad debt recorded in the prior year partially offset by higher overall volumes.

Unsatisfied Performance Obligations (Backlog)
As of March 31, 2020, the backlog for wind towers and utility structures was $475.6 million compared to $549.2 million as of March 31, 2019. Approximately 82% of unsatisfied performance obligations for wind towers and utility structures are expected to be delivered during the year ending December 31, 2020 with the remainder expected to be delivered during 2021. Future wind tower orders are subject to uncertainty as Production Tax Credit ("PTC") eligibility for new wind farm projects is scheduled to expire at the end of 2020 and the level of credit phases out after 2024. Pricing of orders and individual order quantities reflect a market transitioning from PTC incentives. As of March 31, 2020, the backlog for our other business lines in our Energy Equipment Group was $29.0 million, of which 100% is expected to be delivered during the year ending December 31, 2020.

Transportation Products Group

	Three Months Ended March 31,
	2020	2019	Percent
	($ in millions)		Change
Revenues:
Inland barges	$89.0	$49.4	80.2%
Steel components	28.0	48.1	(41.8)
Total revenues	117.0	97.5	20.0

Operating costs:
Cost of revenues	96.7	83.7	15.5
Selling, general, and administrative expenses	6.0	5.5	9.1
Operating profit	$14.3	$8.3	72.3
Operating profit margin	12.2%	8.5%

Depreciation and amortization (1)	$4.4	$3.8	15.8
(1) Depreciation and amortization are components of operating profit.
2020 versus 2019
•Revenues increased by 20.0%, primarily from higher hopper and tank barge deliveries, partially offset by decreased deliveries and lower contractual pricing for steel components.
•Cost of revenues increased 15.5%, driven by higher hopper and tank barge volumes, partially offset by lower steel component volumes. Cost of revenues decreased by $1.8 million due to start-up costs incurred in 2019 toward the re-opening of a previously idled barge manufacturing plant.
•Selling, general, and administrative costs increased primarily due to higher compensation costs.
Unsatisfied Performance Obligations (Backlog)
As of March 31, 2020, the backlog for the Transportation Products Group was $348.3 million compared to $383.9 million as of March 31, 2019. Approximately 91% of unsatisfied performance obligations for inland barges are expected to be delivered during the year ending December 31, 2020 with the remainder expected to be delivered in 2021.

Corporate

	Three Months Ended March 31,
	2020	2019	Percent
	(in millions)		Change
Corporate overhead costs	$10.9	$10.5	3.8%

2020 versus 2019
•Corporate overhead costs increased 3.8% primarily due to higher acquisition-related transaction costs of $0.9 million. Excluding these costs, corporate overhead costs were lower than the prior year period.
•We estimate full-year corporate costs will be between $45 million and $50 million in fiscal year 2020.

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
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Total cash provided by (required by):
Operating activities	$41.5	$125.0
Investing activities	(325.4)	(17.3)
Financing activities	244.2	(89.1)
Net increase (decrease) in cash and cash equivalents	$(39.7)	$18.6
Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2020 was $41.5 million compared to $125.0 million for the three months ended March 31, 2019.
•The decrease in net cash provided by operating activities was primarily driven by changes in current assets and liabilities.
•The changes in current assets and liabilities resulted in a net use of cash of $22.8 million for the three months ended March 31, 2020 compared to a net source of cash of $71.6 million for the three months ended March 31, 2019. This decrease was primarily driven by a significant reduction in receivables for our Energy Equipment Group in the prior year as well a reduction in our accrued liabilities in the current year primarily related to compensation.
Investing Activities. Net cash required by investing activities for the three months ended March 31, 2020 was $325.4 million compared to $17.3 million for the three months ended March 31, 2019.
•Capital expenditures for the three months ended March 31, 2020 were $21.1 million compared to $18.0 million for the same period last year. Full-year capital expenditures are expected to range between $75 million and $85 million in 2020. We expect maintenance capital expenditures of approximately $65 million and capital expenditures related to additional growth to be in the range of $10 million and $20 million in 2020.
•Proceeds from the sale of property, plant, and equipment and other assets totaled $5.1 million for the three months ended March 31, 2020, compared to $0.7 million for the same period in 2019.
•Cash paid for acquisitions, net of cash acquired, was $309.4 million for the three months ended March 31, 2020 compared to no activity for the same period in 2019. There was no divestiture activity for the three months ended March 31, 2020 and 2019.
Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2020 was $244.2 million compared to net cash required by financing activities of $89.1 million for the same period in 2019.
•Current year activity was primarily related to proceeds from the issuance of a new $150 million term loan and advances of $100 million under the the Company's revolving credit facility, while prior year activity was primarily related to repayments of advances of $80 million under the Company's revolving credit facility.
Other Investing and Financing Activities
Revolving Credit Facility
On January 2, 2020, the Company entered into an Amended and Restated Credit Agreement to increase the revolving credit facility to $500.0 million and added a term loan facility of $150.0 million, in each case with a maturity date of January 2, 2025.
The interest rates under the revolving credit facility and term loan are variable based on LIBOR or an alternate base rate plus a margin. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on Arcosa’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing ranges from 1.25% to 2.00% and was set at LIBOR plus 1.50% as of March 31, 2020. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.25% as of March 31, 2020.

As a precautionary measure, to increase the Company’s cash position and preserve financial flexibility considering the current uncertainty resulting from the COVID-19 pandemic, the Company borrowed an additional $100.0 million on its revolving credit facility during the three months ended March 31, 2020. As of March 31, 2020, we had $200.0 million of outstanding loans borrowed and $26.0 million of letters of credit issued under the facility, leaving $274.0 million available.
The entire term loan was advanced on January 2, 2020 in connection with the closing of the acquisition of Cherry.
The Company's revolving credit and term loan facilities require the maintenance of certain ratios related to leverage and interest coverage. As of March 31, 2020, we were in compliance with all such financial covenants. Borrowings under the credit agreement are guaranteed by certain wholly-owned subsidiaries of the Company.
We believe, based on our current business plans, that our existing cash, available liquidity, and cash flow from operations will be sufficient to fund necessary capital expenditures and operating cash requirements for the foreseeable future. The Company further believes that its financial resources will allow it to manage the anticipated impact of COVID-19 on the Company's business operations for the foreseeable future. The macroeconomic uncertainties posed by COVID-19 are evolving rapidly. Consequently, the Company will continue to evaluate its financial position in light of future developments, particularly those relating to COVID-19.

Dividends and Repurchase Program
In March 2020, the Company declared a quarterly cash dividend of $0.05 per share to be paid in April 2020.
In December 2018, the Company’s Board of Directors authorized a $50 million share repurchase program effective December 5, 2018 through December 31, 2020. Under the program, the Company repurchased 56,836 shares at a cost of $2.0 million during the three months ended March 31, 2020. As of March 31, 2020, the Company had a remaining authorization of $34.0 million under the program. See Note 1 of the Notes to the Consolidated Financial Statements.
Derivative Instruments
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in 2023, to reduce the effect of changes in the variable interest rates associated with borrowings under the revolving credit facility. The instrument carried an initial notional amount of $100.0 million, thereby hedging the first $100.0 million of borrowings under the credit facility. The instrument effectively fixes the LIBOR component of the credit facility borrowings at a monthly rate of 2.71%. As of March 31, 2020, the Company has recorded a liability of $8.4 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive loss. See Note 3 and Note 7 of the Notes to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements
As of March 31, 2020, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $26.0 million. Of the outstanding letters of credit as of March 31, 2020, $25.4 million are expected to expire in 2020, with the remainder in 2021. The majority of our letters of credit obligations support the Company’s various insurance programs and warranty claims and generally renew by their terms each year. See Note 7 of the Notes to the Consolidated Financial Statements.

Recent Accounting Pronouncements
See Note 1 of the Notes to the Consolidated Financial Statements for information about recent accounting pronouncements.

Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performances, estimates, projections, goals, and forecasts. Arcosa uses the words “anticipates,” “assumes,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify these forward-looking statements. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements include, among others:
•the impact of the COVID-19 pandemic on our sales, operations, supply chain, and financial condition;
•market conditions and customer demand for our business products and services;
•the cyclical nature of the industries in which we compete;
•variations in weather in areas where our construction products are sold, used, or installed;
•naturally-occurring events and other events and disasters causing disruption to our manufacturing, product deliveries, and production capacity, thereby giving rise to an increase in expenses, loss of revenue, and property losses;
•competition and other competitive factors;
•our ability to identify, consummate, or integrate acquisitions of new businesses or products, including the Cherry acquisition;
•the timing of introduction of new products;
•the timing and delivery of customer orders or a breach of customer contracts;
•the credit worthiness of customers and their access to capital;
•product price changes;
•changes in mix of products sold;
•the costs incurred to align manufacturing capacity with demand and the extent of its utilization;
•the operating leverage and efficiencies that can be achieved by our manufacturing businesses;
•availability and costs of steel, component parts, supplies, and other raw materials;
•changing technologies;
•surcharges and other fees added to fixed pricing agreements for steel, component parts, supplies and other raw materials;
•interest rates and capital costs;
•counter-party risks for financial instruments;
•long-term funding of our operations;
•taxes;
•the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico;
•changes in import and export quotas and regulations;
•business conditions in emerging economies;
•costs and results of litigation;
•changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies;
•legal, regulatory, and environmental issues, including compliance of our products with mandated specifications, standards, or testing criteria and obligations to remove and replace our products following installation or to recall our products and install different products manufactured by us or our competitors;
•actions by the executive and legislative branches of the U.S. government relative to federal government budgeting, taxation policies, government expenditures, U.S. borrowing/debt ceiling limits, and trade policies, including tariffs, and border closures;
•the inability to sufficiently protect our intellectual property rights;
•if the Company does not realize some or all of the benefits expected to result from the Separation, or if such benefits are delayed;
•the Company's ongoing businesses may be adversely affected and subject to certain risks and consequences as a result of the Separation;
•if the distribution of shares of Arcosa resulting from the Separation, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, the Company's stockholders at the time of the distribution and the Company could be subject to significant tax liability; and
•if the Separation does not comply with state and federal fraudulent conveyance laws and legal dividend requirements.

Any forward-looking statement speaks only as of the date on which such statement is made. Arcosa undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. For a discussion of risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see Item 1A, “Risk Factors” in our 2019 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2019 as set forth in our 2019 Annual Report on Form 10-K. See Note 9 of the Notes to Consolidated Financial Statements for the impact of foreign exchange rate fluctuations for the three months ended March 31, 2020.

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
As permitted by the SEC Staff interpretive guidance for recently acquired businesses, management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of March 31, 2020 excludes an assessment of the internal control over financial reporting of the Cherry business acquired in January 2020. The Cherry business represents approximately 13% of consolidated total assets and approximately 9% of consolidated revenues as of and for the three months ended March 31, 2020.

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

Item 1A. Risk Factors
There have been no material changes in the Company's risk factors from those set forth in our 2019 Annual Report on Form 10-K, except as follows:

Arcosa’s business, financial condition and results of operations may be adversely affected by the recent global COVID-19 outbreak and other similar outbreaks.
Arcosa’s business, financial condition and results of operations may be adversely affected if a pandemic or outbreak of an infectious disease occurs. For example, the current outbreak of COVID-19 has disrupted global trade, commerce, financial and credit markets, and daily life throughout the world. The United States Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency currently identifies our employees as an Essential Critical Infrastructure Workforce. We have similar designations from the state governments where our manufacturing facilities are located. This essential critical classification currently allows Arcosa’s physical operations to continue. We continue to monitor our operations and the impact of government orders and recommendations. Arcosa maintains facilities throughout the United States, many of which are currently subject to stay-at-home or shelter-in-place orders under local ordinances, with some employees having to work remotely if possible. While some of our employees can work remotely, most of Arcosa’s manufacturing operations requires our employees to physically work in our manufacturing facilities. If federal, state, or local authorities determine that Arcosa’s operations are non-essential or non-critical, or if one or more of Arcosa’s facilities become subject to governmental ordered or voluntary temporary closure, the business, financial condition and results of operations for the affected segment or for Arcosa as a whole could be materially affected.
In addition, certain of Arcosa’s workers and operations are located in areas where travel and curfew restrictions have been imposed, such as Mexico. Disruptions to Arcosa’s cross-border business transactions and activities caused by COVID-19 could materially affect Arcosa’s business and results of operations. Our highest priority is the health and safety of our employees, and our facilities follow the highest standards to safeguard our employees' health and safety.
The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business, and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity, including the length of any related recession, and actions taken in response; the effect on our customers and customer demand for our products and services; our ability to sell and provide our products and services, including as a result of travel restrictions and people working from home; if members of our management and other key personnel in critical functions across the Company are unable to perform their duties or have limited availability; the ability of our customers to pay for our products and services; any disruption in our supply chain; the ability to procure the required personal protective equipment for our employees; our ability to continue operations in compliance with COVID-19 related regulations; and any closures of our and our customers’ facilities; cybersecurity and IT infrastructure risks from the increase in our employees' remote working; the impact of the COVID-19 pandemic on the health and safety of our employees; the impact of the COVID-19 pandemic on the demand for commodities, including oil, served by our products and services; and the pace of recovery when the COVID-19 pandemic subsides, as well as, the response to a potential reoccurrence. In addition, the negative impact on the economy could cause customers to postpone projects, cancel or delay orders, or declare bankruptcy. Any of these events could cause or contribute to the risks and uncertainties enumerated in our Annual Report on Form 10-K and could materially adversely affect our business, financial condition, results of operations and/or stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended March 31, 2020:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2020 through January 31, 2020	65	$45.74	—	$36,025,126
February 1, 2020 through February 29, 2020	286	$42.77	—	$36,025,126
March 1, 2020 through March 31, 2020	57,296	$35.07	56,836	$34,030,774
Total	57,647	$35.12	56,836	$34,030,774

(1)  These columns include the following transactions during the three months ended March 31, 2020: (i) the surrender to the Company of 811 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of 56,836 shares of common stock on the open market as part of the stock repurchase program.
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

Item 5. Other Information
None.

Item 6. Exhibits

NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation of Arcosa, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 filed on October 31, 2018, File No. 333-228098).
3.2	Amended and Restated Bylaws of Arcosa, Inc. (filed herewith).
10.1
Amended and Restated Credit Agreement dated as of January 2, 2020 by and among Arcosa, Inc., as borrower, the lenders thereto, JPMorgan Chase Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent and Wells Fargo Bank, National Association and Truist Bank, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on January 6, 2020, File No. 001-38494).

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
April 29, 2020