Form 10-Q
period 2020-09-30
Arcosa, Inc.
filed 2020-10-29
CIK 1739445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At October 15, 2020 the number of shares of common stock outstanding was 48,267,365.

ARCOSA, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Arcosa, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Revenues	$490.0	$445.0	$1,476.7	$1,290.0
Operating costs:
Cost of revenues	390.3	356.7	1,178.4	1,035.2
Selling, general, and administrative expenses	57.6	45.5	163.3	132.4
	447.9	402.2	1,341.7	1,167.6
Total operating profit	42.1	42.8	135.0	122.4

Interest expense	2.3	1.6	8.4	5.1
Other, net (income) expense	(0.5)	(0.7)	(0.8)	(1.0)
Income before income taxes	40.3	41.9	127.4	118.3

Provision for income taxes	9.1	9.2	31.3	26.1

Net income	$31.2	$32.7	$96.1	$92.2

Net income per common share:
Basic	$0.64	$0.68	$1.99	$1.91
Diluted	$0.64	$0.67	$1.97	$1.89
Weighted average number of shares outstanding:
Basic	48.1	47.9	48.0	47.8
Diluted	48.5	48.3	48.5	48.3
Dividends declared per common share	$0.05	$0.05	$0.15	$0.15

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Net income	$31.2	$32.7	$96.1	$92.2
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized losses arising during the period, net of tax expense (benefit) of $0.0, ($0.1), ($1.1), and ($0.8)	—	(0.6)	(3.9)	(3.4)
Reclassification adjustments for losses included in net income, net of tax expense (benefit) of ($0.1), $0.0, ($0.3),and $0.0	0.5	0.1	1.1	0.2
Currency translation adjustment:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.1, $0.0, ($0.1), and $0.0	0.2	(0.1)	(0.5)	0.3
	0.7	(0.6)	(3.3)	(2.9)
Comprehensive income	$31.9	$32.1	$92.8	$89.3

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(unaudited)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$189.0	$240.4
Receivables, net of allowance	232.9	200.0
Inventories:
Raw materials and supplies	131.2	134.8
Work in process	42.7	41.7
Finished goods	116.0	106.8
	289.9	283.3
Other	28.8	33.5
Total current assets	740.6	757.2

Property, plant, and equipment, net	894.8	816.2
Goodwill	776.0	621.9
Intangibles, net	163.2	51.7
Deferred income taxes	15.2	14.3
Other assets	45.2	41.2
	$2,635.0	$2,302.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$137.1	$90.0
Accrued liabilities	116.4	119.4
Advance billings	54.5	70.9
Current portion of long-term debt	4.2	3.7
Total current liabilities	312.2	284.0

Debt	250.4	103.6
Deferred income taxes	106.8	66.4
Other liabilities	84.0	58.1
	753.4	512.1
Stockholders’ equity:
Common stock – 200.0 shares authorized	0.5	0.5
Capital in excess of par value	1,695.8	1,686.7
Retained earnings	211.7	122.9
Accumulated other comprehensive loss	(23.0)	(19.7)
Treasury stock	(3.4)	—
	1,881.6	1,790.4
	$2,635.0	$2,302.5
See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Operating activities:
Net income	$96.1	$92.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	82.9	63.2
Stock-based compensation expense	14.0	11.1
Provision for deferred income taxes	7.1	14.9
Gains on disposition of property and other assets	(3.6)	(2.6)
(Increase) decrease in other assets	(7.2)	0.2
Increase (decrease) in other liabilities	7.5	2.4
Other	(0.9)	(1.9)
Changes in current assets and liabilities:
(Increase) decrease in receivables	5.1	86.1
(Increase) decrease in inventories	14.9	(47.7)
(Increase) decrease in other current assets	8.8	(3.2)
Increase (decrease) in accounts payable	37.3	(3.9)
Increase (decrease) in advance billings	(22.5)	(1.2)
Increase (decrease) in accrued liabilities	(12.8)	9.4
Net cash provided by operating activities	226.7	219.0

Investing activities:
Proceeds from disposition of property and other assets	8.9	4.7
Capital expenditures	(56.9)	(61.0)
Acquisitions, net of cash acquired	(361.7)	(31.1)
Net cash required by investing activities	(409.7)	(87.4)

Financing activities:
Payments to retire debt	(103.8)	(81.0)
Proceeds from issuance of debt	251.4	—
Shares repurchased	(4.0)	(11.0)
Dividends paid to common shareholders	(7.3)	(7.4)
Purchase of shares to satisfy employee tax on vested stock	(3.5)	(4.1)
Other	(1.2)	—
Net cash provided by (required by) financing activities	131.6	(103.5)
Net increase (decrease) in cash and cash equivalents	(51.4)	28.1
Cash and cash equivalents at beginning of period	240.4	99.4
Cash and cash equivalents at end of period	$189.0	$127.5

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at June 30, 2019	48.4	$0.5	$1,679.8	$74.0	$(20.0)	—	$—	$1,734.3
Net income	—	—	—	32.7	—	—	—	32.7
Other comprehensive loss	—	—	—	—	(0.6)	—	—	(0.6)
Cash dividends on common stock	—	—	—	(2.4)	—	—	—	(2.4)
Restricted shares, net	—	—	4.3	—	—	—	(0.2)	4.1
Shares repurchased	—	—	—	—	—	(0.1)	(3.0)	(3.0)
Other	—	—	0.5	—	—	—	—	0.5
Balances at September 30, 2019	48.4	$0.5	$1,684.6	$104.3	$(20.6)	(0.1)	$(3.2)	$1,765.6

Balances at June 30, 2020	48.3	$0.5	$1,689.4	$182.9	$(23.7)	—	$—	$1,849.1
Net income	—	—	—	31.2	—	—	—	31.2
Other comprehensive income	—	—	—	—	0.7	—	—	0.7
Cash dividends on common stock	—	—	—	(2.4)	—	—	—	(2.4)
Restricted shares, net	—	—	6.4	—	—	—	(1.4)	5.0
Shares repurchased	—	—	—	—	—	—	(2.0)	(2.0)
Balances at September 30, 2020	48.3	$0.5	$1,695.8	$211.7	$(23.0)	—	$(3.4)	$1,881.6

Balances at December 31, 2018	48.8	$0.5	$1,685.7	$19.5	$(17.7)	(0.1)	$(3.5)	$1,684.5
Net income	—	—	—	92.2	—	—	—	92.2
Other comprehensive loss	—	—	—	—	(2.9)	—	—	(2.9)
Cash dividends on common stock	—	—	—	(7.4)	—	—	—	(7.4)
Restricted shares, net	0.2	—	12.1	—	—	(0.2)	(5.1)	7.0
Shares repurchased	—	—	—	—	—	(0.4)	(11.0)	(11.0)
Retirement of treasury stock	(0.6)	—	(16.4)	—	—	0.6	16.4	—
Other	—	—	3.2	—	—	—	—	3.2
Balances at September 30, 2019	48.4	$0.5	$1,684.6	$104.3	$(20.6)	(0.1)	$(3.2)	$1,765.6

Balances at December 31, 2019	48.3	$0.5	$1,686.7	$122.9	$(19.7)	—	$—	$1,790.4
Net income	—	—	—	96.1	—	—	—	96.1
Other comprehensive loss	—	—	—	—	(3.3)	—	—	(3.3)
Cash dividends on common stock	—	—	—	(7.3)	—	—	—	(7.3)
Restricted shares, net	0.2	—	16.9	—	—	(0.1)	(6.4)	10.5
Shares repurchased	—	—	—	—	—	(0.1)	(4.0)	(4.0)
Retirement of treasury stock	(0.2)	—	(7.0)	—	—	0.2	7.0	—
Other	—	—	(0.8)	—	—	—	—	(0.8)
Balances at September 30, 2020	48.3	$0.5	$1,695.8	$211.7	$(23.0)	—	$(3.4)	$1,881.6

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
The accompanying Consolidated Financial Statements are unaudited and have been prepared from the books and records of Arcosa, Inc. and its consolidated subsidiaries. All normal and recurring adjustments necessary for a fair presentation of the financial position of the Company and the results of operations, comprehensive income/loss, and cash flows have been made in conformity with accounting principles generally accepted in the U.S. (“GAAP”). All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, including the unknown potential duration, spread, severity, and impact of the COVID-19 pandemic, Arcosa's business, financial condition, and results of operations for the three and nine months ended September 30, 2020 may not be indicative of Arcosa's expected business, financial condition, and results of operations for the year ending December 31, 2020.
These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited Consolidated and Combined Financial Statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2019.
Stockholders' Equity
In December 2018, the Company’s Board of Directors (the “Board”) authorized a $50 million share repurchase program effective December 5, 2018 through December 31, 2020. For the three and nine months ended September 30, 2020, the Company repurchased 45,446 and 102,282 shares at a cost of $2.0 million and $4.0 million, respectively. As of September 30, 2020, the Company had a remaining authorization of $32.0 million under the program.
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
Energy Equipment Group
Within the Energy Equipment Group, revenue is recognized for our wind tower, certain utility structure, and certain storage tank product lines over time as the products are manufactured using an input approach based on the costs incurred relative to the total estimated costs of production. We recognize revenue over time for these products as they are highly customized to the needs of an individual customer resulting in no alternative use to the Company if not purchased by the customer after the contract is executed, and we have the right to bill the customer for our work performed to date plus at least a reasonable profit margin for work performed. As of September 30, 2020, we had a contract asset of $40.0 million related to these contracts, compared to $50.8 million at December 31, 2019, which is included in receivables, net of allowance, within the Consolidated Balance Sheets. For all other products, revenue is recognized when the customer has accepted the product and legal title of the product has passed to the customer.
Transportation Products Group
The Transportation Products Group recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.

Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of September 30, 2020 and the percentage of the outstanding performance obligations as of September 30, 2020 expected to be delivered during the remainder of 2020:

	Unsatisfied performance obligations at September 30, 2020
	Total Amount	Percent expected to be delivered in 2020
	(in millions)
Energy Equipment Group:
Wind towers and utility structures	$429.3	32%
Other	$13.3	77%

Transportation Products Group:
Inland barges	$177.5	45%
Substantially all unsatisfied performance obligations beyond 2020 are expected to be delivered during 2021. Subsequent to September 30, 2020, we received additional orders of approximately $32 million for inland barges expected to be delivered in 2021.
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
Financial Instruments
The Company considers all highly liquid debt instruments to be cash and cash equivalents if purchased with a maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and receivables. The Company places its cash investments in bank deposits and highly-rated money market funds, and its investment policy limits the amount of credit exposure to any one commercial issuer. We seek to limit concentrations of credit risk with respect to receivables with control procedures that monitor the credit worthiness of customers, together with the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected credit losses. Receivable balances determined to be uncollectible are charged against the allowance. To accelerate the conversion to cash, the Company may sell a portion of its trade receivables to a third party. The Company has no continuing involvement or recourse related to these receivables once they are sold, and the impact of these transactions in the Company's Consolidated Statements of Operations for the three and nine months ended September 30, 2020 was not significant. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.
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
Recently issued accounting pronouncements not adopted as of September 30, 2020
In December 2019, the FASB issued Accounting Standards Updated No. 2019-12, “Simplifying the Accounting for Income Taxes”, (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes. ASU 2019-12 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of adoption on our Consolidated Financial Statements.
In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform” (“ASU 2020-04”) which provides optional guidance for contract modifications, hedging accounting, and other transactions associated with the transition from reference rates that are expected to be discontinued. ASU 2020-04 is effective for all entities upon issuance through December 31, 2022. We are still evaluating the impact of adoption, but do not expect the guidance to have a material impact on our Consolidated Financial Statements.
Reclassifications
Certain prior year balances have been reclassified in the Consolidated Financial Statements to conform with the 2020 presentation.

Note 2. Acquisitions and Divestitures
2020 Acquisitions
On January 6, 2020, we completed the stock acquisition of Cherry Industries, Inc. and affiliated entities (“Cherry”), a leading producer of natural and recycled aggregates in the Houston, Texas market which is included in our Construction Products Group. The purchase price of $296.8 million was funded with a combination of cash on-hand, advances under a new $150.0 million five-year term loan, and future payments to the seller for a net cash paid of $284.1 million during the nine months ended September 30, 2020. See Note 7 Debt for additional information on our credit facility. Non-recurring transaction and integration costs incurred related to the Cherry acquisition were approximately $0.7 million and $2.3 million during the three and nine months ended September 30, 2020, respectively, and approximately $0.5 million during the year ended December 31, 2019. The acquisition was recorded as a business combination based on preliminary valuations of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs, defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. We expect to complete our purchase price allocation as soon as reasonably possible not to exceed one year from the acquisition date. Adjustments to the preliminary purchase price allocation could be material to the purchase price allocation, particularly with respect to our preliminary estimates of mineral reserves, intangibles, and deferred income taxes. The following table represents our preliminary purchase price allocation as of September 30, 2020:

September 30, 2020
(in millions)
Accounts receivable	$30.5
Inventories	11.8
Property, plant, and equipment	58.8
Mineral reserves	21.7
Goodwill	127.9
Customer relationships	60.1
Permits	25.5
Other assets	4.3
Accounts payable	(7.5)
Accrued liabilities	(5.4)
Deferred taxes	(28.5)
Other liabilities	(2.4)
Total net assets acquired	$296.8

The goodwill acquired, none of which is tax deductible, primarily relates to Cherry's market position and existing workforce. The customer relationship intangibles and permits were assigned weighted average useful lives of 14.9 years and 19.8 years, respectively. Revenues and operating profit included in the Consolidated Statement of Operations from the date of the acquisition were approximately $41.7 million and $6.9 million, respectively, during the three months ended September 30, 2020 and approximately $130.4 million and $20.7 million, respectively, during the nine months ended September 30, 2020.
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

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
	(in millions)
Revenues	$1,476.7	$1,916.9
Income before income taxes	$131.6	$163.8

In March 2020, we completed the acquisition of certain assets and liabilities of a traffic structures business in our Energy Equipment Group for a total purchase price of $25.5 million. The acquisition was recorded as a business combination based on preliminary valuations of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs. The valuation resulted in the recognition of $9.0 million of goodwill in our Energy Equipment Group. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level.
In June 2020, we completed the acquisition of certain assets and liabilities of a concrete poles business in our Energy Equipment Group. The purchase price of the acquisition was not significant.
In July 2020, we completed the acquisition of certain assets and liabilities of a telecommunication structures business in our Energy Equipment Group for a total purchase price of $27.7 million. The acquisition was recorded as a business combination based on preliminary valuations of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs. The valuation resulted in the recognition of $4.4 million of goodwill in our Energy Equipment Group. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level.
In August 2020, we completed the acquisition of certain assets and liabilities of a natural aggregates business in our Construction Products Group for a total purchase price of $25.5 million. The acquisition was recorded as a business combination based on preliminary valuations of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs. The valuation resulted in the recognition of $8.8 million of goodwill in our Construction Products Group. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level.
In October 2020, we completed the stock acquisition of Strata Materials, LLC, a leading provider of natural and recycled aggregates in the Dallas-Fort Worth, Texas area, which will be included in our Construction Products Group for a total purchase price of $87.0 million. The acquisition will be recorded as a business combination and was funded with available cash on-hand.

2019 Acquisitions
In June 2019, we completed the acquisition of certain assets and liabilities of an inland barge components business within our Transportation Products Group. We also completed the acquisition of certain assets and liabilities of a natural aggregates business in our Construction Products Group. The total purchase price for the businesses acquired was $27.6 million, a portion of which includes estimated royalties to be paid to the seller of the natural aggregates business over the next 10 years. The acquisitions were recorded as business combinations with the assets acquired and liabilities assumed recorded at their acquisition date fair value using level three inputs. The valuation resulted in the recognition of $10.4 million of goodwill in our Transportation Products Group and $1.6 million of goodwill in our Construction Products Group. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level.
In August 2019, we completed acquisitions of certain assets and liabilities of two natural aggregates businesses in our Construction Products Group for a total purchase price of $9.4 million. The acquisitions were recorded as business combinations with the assets acquired and liabilities assumed recorded at their acquisition date fair value using level three inputs. The valuation resulted in the recognition of $1.1 million of goodwill in our Construction Products Group. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level.
Divestitures
There was no divestiture activity for the three and nine months ended September 30, 2020 and 2019.

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of September 30, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents	$119.1	$—	$—	$119.1
Total assets	$119.1	$—	$—	$119.1

Liabilities:
Interest rate hedge(1)	$—	$7.9	$—	$7.9
Contingent consideration(2)	—	—	9.8	9.8
Total liabilities	$—	$7.9	$9.8	$17.7

	Fair Value Measurement as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents	$155.3	$—	$—	$155.3
Total assets	$155.3	$—	$—	$155.3

Liabilities:
Interest rate hedge(1)	$—	$4.3	$—	$4.3
Contingent consideration(2)	—	—	6.4	6.4
Total liabilities	$—	$4.3	$6.4	$10.7
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

Note 4. Segment Information
The Company reports operating results in three principal business segments:
Construction Products. The Construction Products segment produces and sells construction aggregates, including natural and recycled aggregates and specialty materials, and manufactures and sells trench shields and shoring products and services for infrastructure-related projects.
Energy Equipment. The Energy Equipment segment manufactures and sells engineered structures primarily for infrastructure businesses, including structural wind towers for power generation, steel utility structures for electricity transmission and distribution, traffic structures, and telecommunication structures. These products share similar manufacturing competencies and steel sourcing requirements, and can be manufactured across our North American footprint. The segment also manufactures storage and distribution tanks.
Transportation Products. The Transportation Products segment manufactures and sells products for the inland waterway and rail transportation industries including barges, barge-related products, axles, and couplers.
The financial information for these segments is shown in the tables below. We operate principally in North America.

	Three Months Ended September 30,
	Revenues		Operating Profit (Loss)
	2020	2019	2020	2019
	(in millions)
Construction aggregates	$128.8	$96.9
Other	18.1	19.0
Construction Products Group	146.9	115.9	$20.8	$16.5

Wind towers and utility structures	181.5	159.8
Other	41.1	50.4
Energy Equipment Group	222.6	210.2	20.7	26.6

Inland barges	99.4	77.5
Steel components	21.3	43.1
Transportation Products Group	120.7	120.6	17.6	11.2

Segment Totals before Eliminations and Corporate	490.2	446.7	59.1	54.3
Corporate	—	—	(17.0)	(11.5)
Eliminations	(0.2)	(1.7)	—	—
Consolidated Total	$490.0	$445.0	$42.1	$42.8

	Nine Months Ended September 30,
	Revenues		Operating Profit (Loss)
	2020	2019	2020	2019
	(in millions)
Construction aggregates	$393.0	$278.5
Other	51.5	59.0
Construction Products Group	444.5	337.5	$61.9	$45.3

Wind towers and utility structures	534.8	469.4
Other	133.8	154.2
Energy Equipment Group	668.6	623.6	66.5	79.8

Inland barges	295.4	193.0
Steel components	70.5	140.4
Transportation Products Group	365.9	333.4	47.8	32.1

Segment Totals before Eliminations and Corporate	1,479.0	1,294.5	176.2	157.2
Corporate	—	—	(41.2)	(34.8)
Eliminations	(2.3)	(4.5)	—	—
Consolidated Total	$1,476.7	$1,290.0	$135.0	$122.4

Note 5. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
	(in millions)
Land(1)	$370.6	$331.4
Buildings and improvements	300.1	280.5
Machinery and other	842.5	755.7
Construction in progress	38.8	38.6
	1,552.0	1,406.2
Less accumulated depreciation and depletion	(657.2)	(590.0)
	$894.8	$816.2
(1) Includes depletable land of $231.0 million as of September 30, 2020 and $211.0 million as of December 31, 2019.

Note 6. Goodwill
Goodwill by segment is as follows:

	September 30, 2020	December 31, 2019
	(in millions)
Construction Products Group	$307.6	$166.2
Energy Equipment Group	431.4	416.9
Transportation Products Group	37.0	38.8
	$776.0	$621.9
The increase in the Construction Products Group goodwill during the nine months ended September 30, 2020 is primarily due to the acquisition of Cherry. The increase in the Energy Equipment Group goodwill during the nine months ended September 30, 2020 is due to recently completed acquisitions. The decrease in Transportation Products Group goodwill during the nine months ended September 30, 2020 is due to a refinement of the purchase price allocation of a recent acquisition. See Note 2 Acquisitions and Divestitures.

Note 7. Debt
The following table summarizes the components of debt as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(in millions)
Revolving credit facility	$100.0	$100.0
Term loan	150.0	—
Finance leases	4.9	7.3
	254.9	107.3
Less: unamortized debt issuance costs	(0.3)	—
Total debt	$254.6	$107.3

On November 1, 2018, the Company entered into a $400.0 million unsecured revolving credit facility that was scheduled to mature in November 2023. On January 2, 2020, the Company entered into an Amended and Restated Credit Agreement to increase the revolving credit facility to $500.0 million and added a term loan facility of $150.0 million, in each case with a maturity date of January 2, 2025.
The interest rates under the revolving credit facility and term loan are variable based on LIBOR or an alternate base rate plus a margin. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on Arcosa’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing ranges from 1.25% to 2.00% and was set at LIBOR plus 1.25% as of September 30, 2020. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.20% as of September 30, 2020.

In March 2020, as a precautionary measure, the Company borrowed $100.0 million under its revolving credit facility to increase our cash position and preserve financial flexibility considering the uncertainty resulting from the COVID-19 pandemic. The Company subsequently repaid the $100.0 million during the three months ended June 30, 2020. As of September 30, 2020, we had $100.0 million of outstanding loans borrowed under the facility, and there were approximately $26.1 million of letters of credit issued, leaving $373.9 million available. Of the outstanding letters of credit as of September 30, 2020, all are expected to expire in 2021. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year.
The entire term loan was advanced on January 2, 2020 in connection with the closing of the acquisition of Cherry. See Note 2 Acquisitions and Divestitures.
The Company's revolving credit and term loan facilities require the maintenance of certain ratios related to leverage and interest coverage. As of September 30, 2020, we were in compliance with all such financial covenants. Borrowings under the credit agreement are guaranteed by certain wholly-owned subsidiaries of the Company.
The carrying value of borrowings under our revolving credit and term loan facilities approximate fair value because the interest rate adjusts to the market interest rate (Level 3 input). See Note 3 Fair Value Accounting.
As of September 30, 2020, the Company had $1.8 million of unamortized debt issuance costs related to the revolving credit facility, which are included in other assets on the Consolidated Balance Sheet.
The remaining principal payments under existing debt agreements as of September 30, 2020 are as follows:

	2020	2021	2022	2023	2024	Thereafter
	(in millions)
Revolving credit facility	$—	$—	$—	$—	$—	$100.0
Term loan	0.9	4.7	7.5	8.5	8.4	120.0
Interest rate hedges
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in 2023, to reduce the effect of changes in the variable interest rates associated with borrowings under the revolving credit facility. The instrument carried an initial notional amount of $100 million, thereby hedging the first $100 million of borrowings under the credit facility. The instrument effectively fixes the LIBOR component of the credit facility borrowings at a monthly rate of 2.71%. As of September 30, 2020, the Company has recorded a liability of $7.9 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive loss. See Note 3 Fair Value Accounting.

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
Operating Leases
The following table presents information about the Company's operating leases as of September 30, 2020.

September 30, 2020
(in millions)
Maturity of Lease Liabilities
2020 (remaining)	$1.7
2021	5.6
2022	3.4
2023	2.5
2024	2.2
Thereafter	7.5
Total undiscounted operating lease payments	22.9
Less imputed interest	(2.8)
Present value of operating lease liabilities	$20.1

Balance Sheet Classification	September 30, 2020	December 31, 2019
	(in millions)
Other assets	$16.4	$15.6

Accrued liabilities	5.4	5.5
Other liabilities	14.7	13.5
Total operating lease liabilities	$20.1	$19.0

Finance Leases
Finance leases are included in property, plant, and equipment, net and debt on the Consolidated Balance Sheets. The associated amortization expense and interest expense are included in depreciation and interest expense, respectively, on the Consolidated Statements of Operations. These leases are not material to the Consolidated Financial Statements as of September 30, 2020.

Note 9. Other, Net
Other, net (income) expense consists of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Interest income	$(0.1)	$(0.3)	$(0.4)	$(1.0)
Foreign currency exchange transactions	(0.3)	(0.3)	(0.1)	0.7
Other	(0.1)	(0.1)	(0.3)	(0.7)
Other, net (income) expense	$(0.5)	$(0.7)	$(0.8)	$(1.0)

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
For the three and nine months ended September 30, 2020, the effective tax rate of 22.6% and 24.6%, respectively, was higher than the U.S. federal statutory rate of 21.0% due primarily to state taxes, tax effects of foreign currency translation, and nondeductible compensation expenses in the U.S. and Mexico, partially offset by prior year true-ups. For the three and nine months ended September 30, 2019, the effective tax rate of 22.0% and 22.1%, respectively, was higher than the U.S. federal statutory tax rate of 21.0% due primarily to state taxes partially offset by foreign tax benefits and excess tax benefits related to equity compensation.
In response to the COVID-19 pandemic, on March 27, 2020 the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes certain tax relief and benefits that may impact the Company. The Company continues to evaluate the impact of the various provisions of the CARES Act on its income tax provision. Approximately $15 million of federal and state income tax payments deferred during the first half of the year were paid during the third quarter of 2020. As of September 30, 2020, the Company has deferred $6.2 million in payroll-related taxes in accordance with the provisions of the CARES Act.

Note 11. Employee Retirement Plans
Total employee retirement plan expense, which includes related administrative expenses, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Defined contribution plans	$3.0	$2.0	$8.3	$6.4
Multiemployer plan	0.4	0.5	1.3	1.4
	$3.4	$2.5	$9.6	$7.8

The Company contributes to a multiemployer defined benefit plan under the terms of a collective-bargaining agreement that covers certain union-represented employees at one of the facilities of Meyer Utility Structures, LLC, a subsidiary of Arcosa. The Company contributed $0.5 million and $1.3 million to the multiemployer plan for the three and nine months ended September 30, 2020, respectively. The Company contributed $0.5 million and $1.4 million to the multiemployer plan for the three and nine months ended September 30, 2019, respectively. Total contributions to the multiemployer plan for 2020 are expected to be approximately $1.7 million.
In connection with the acquisition of ACG Materials in December 2018, the Company assumed the assets and liabilities related to a defined benefit pension plan. Employer contributions under this plan for 2020 are not expected to be significant.

Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the nine months ended September 30, 2020 and 2019 are as follows:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Accumulated other comprehensive loss
	(in millions)
Balances at December 31, 2018	$(16.8)	$(0.9)	$(17.7)
Other comprehensive income (loss), net of tax, before reclassifications	0.3	(3.4)	(3.1)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, $0.0, and $0.0	—	0.2	0.2
Other comprehensive income (loss)	0.3	(3.2)	(2.9)
Balances at September 30, 2019	$(16.5)	$(4.1)	$(20.6)

Balances at December 31, 2019	$(16.3)	$(3.4)	$(19.7)
Other comprehensive income (loss), net of tax, before reclassifications	(0.5)	(3.9)	(4.4)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, ($0.3), and ($0.3)	—	1.1	1.1
Other comprehensive income (loss)	(0.5)	(2.8)	(3.3)
Balances at September 30, 2020	$(16.8)	$(6.2)	$(23.0)

Note 13. Stock-Based Compensation
Stock-based compensation totaled approximately $5.2 million and $14.0 million for the three and nine months ended September 30, 2020, respectively. Stock-based compensation totaled approximately $4.0 million and $11.1 million for the three and nine months ended September 30, 2019, respectively.

Note 14. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income remaining after allocation to unvested restricted shares, which includes unvested restricted shares of Arcosa stock held by employees of the Former Parent, by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted earnings per common share includes the weighted average net impact of nonparticipating unvested restricted shares. Total weighted average restricted shares were 1.6 million shares for the three and nine months ended September 30, 2020, respectively. Total weighted average restricted shares were 1.6 million shares for the three and nine months ended September 30, 2019, respectively.
The computation of basic and diluted earnings per share follows.

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income	$31.2			$32.7
Unvested restricted share participation	(0.2)			(0.3)
Net income per common share – basic	31.0	48.1	$0.64	32.4	47.9	$0.68
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.4		—	0.4
Net income per common share – diluted	$31.0	48.5	$0.64	$32.4	48.3	$0.67

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income	$96.1			$92.2
Unvested restricted share participation	(0.7)			(1.0)
Net income per common share – basic	95.4	48.0	$1.99	91.2	47.8	$1.91
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.5		—	0.5
Net income per common share – diluted	$95.4	48.5	$1.97	$91.2	48.3	$1.89

Note 15. Contingencies
The Company is involved in claims and lawsuits incidental to our business arising from various matters including commercial disputes, alleged product defect and/or warranty claims, intellectual property matters, personal injury claims, environmental issues, employment and/or workplace-related matters, and various governmental regulations. At September 30, 2020, the range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $0.8 million to $1.6 million.
The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when probable losses can be reasonably estimated. At September 30, 2020, total accruals of $2.4 million, including environmental matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheet. The Company believes any additional liability from such claims and suits would not be material to its financial position or results of operations.
Arcosa is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment. The Company has reserved $1.2 million as of September 30, 2020, included in our total accruals of $2.4 million discussed above, to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties.

On July 22, 2019, the Company was served with a breach of contract lawsuit filed by Thomas & Betts Corporation (“T&B”) against the Company and its wholly-owned subsidiary, Trinity Meyer Utility Structures, LLC, now known as Meyer Utility Structures, LLC (“Meyer”), in the Supreme Court of the State of New York, New York County. T&B’s claims relate to responsibility for alleged product warranty claims pursuant to the terms of the Asset Purchase Agreement, dated June 24, 2014, entered into by and between T&B and Meyer with respect to Meyer’s purchase of certain assets of T&B’s utility structure business. The Company and Meyer subsequently removed the litigation to federal court.  The case is filed under Case No. 1:19-cv-07829-PAE; Thomas & Betts Corporation, now known as, ABB Installation Products, Inc., Plaintiff, v. Trinity Meyer Utility Structures, LLC, formerly known as McKinley 2014 Acquisition, LLC, and Arcosa, Inc., Defendants; In the United States District Court for the Southern District of New York (the "Court"). The Company and Meyer filed a motion to dismiss T&B’s claims, and an Answer and Counterclaims against T&B. On July 30, 2020, the Court granted the Company's and Meyer's motion and dismissed T&B's claims. In its ruling, the Court likewise dismissed Meyer's counterclaims. On August 28, 2020, T&B filed its Notice of Appeal to the United States Court of Appeals for the Second Circuit. We intend to vigorously defend ourselves in the subsequent appeal of this matter. Based on the facts and circumstances currently known to the Company, (i) we cannot determine that a loss is probable at this time, and therefore no accrual has been included in the accompanying Consolidated Financial Statements; and (ii) a possible loss is not reasonably estimable.
Estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings, including those related to the environment or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company.

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
In addition to the extensive health and safety protocols already in place across our plants, we estimate that we incurred $3.0-4.0 million of incremental costs related to COVID-19 during the nine months ended September 30, 2020 for personal protective equipment, health screenings, deep cleaning services, and facilities re-configurations. We do not anticipate that the enhanced health and safety protocols will have a material impact on the productivity of our plants.
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

Market Outlook
•Within our Construction Products Group, we have experienced better than anticipated construction demand since the outbreak of the COVID-19 pandemic in March as construction activity in Texas has remained resilient and other states have reopened for business. However, we did experience a softening of demand for our specialty materials and shoring products businesses following the outbreak that has recently shown signs of improvement in the third quarter but remains below pre-pandemic levels. The outlook for public and private construction demand remains uncertain as the path to sustained economic recovery is unclear, and the associated impacts on states’ fiscal health and budgetary constraints, unemployment, and consumer confidence are difficult to measure.
•Within our Energy Equipment Group, our backlog as of September 30, 2020 provides strong production visibility for the remainder of 2020 and new orders received during the third quarter have improved our visibility for 2021. Our customers remain committed to taking delivery of these orders. In utility structures, order and inquiry activity continues to be robust, as customers remain focused on grid hardening and reliability initiatives. During the third quarter, we received new orders for wind towers increasing our backlog for 2021, as the one-year extension of the Production Tax Credit ("PTC") enacted in May 2020 provides our customers an additional year to complete qualifying renewable energy projects that must otherwise have been placed in service in 2020 or 2021. Order and inquiry activity in the storage tank business has improved since the onset of COVID-19 after taking a pause initially, as certain customers deferred new tank installations.
•Within our Transportation Products Group, our backlog for inland barges as of September 30, 2020 provides strong production visibility for the remainder of 2020 and our customers remain committed to taking delivery of these orders. As anticipated, barge order levels during the second and third quarters have been below the level received in the several quarters preceding the pandemic, as barge utilization declined from the COVID-19 related economic slowdown. The underlying fundamentals for a dry barge replacement cycle remain in place, and we experienced an increase in order inquiry activity in the third quarter. Lower demand for refined products including gasoline and jet fuel and low oil prices have negatively impacted order inquiries for liquid barges. We are taking steps to reduce our capacity to align with lower anticipated production levels in 2021, while remaining flexible to allow time for the fundamentals of the barge business to overcome COVID-related weakness in the market. Demand for steel components continues to decline as the outlook for the North American rail transportation market, which was softening pre-COVID-19, remains uncertain.
Executive Overview
Financial Operations and Highlights
•Revenues for the three and nine months ended September 30, 2020 increased 10.1% and 14.5% to $490.0 million and $1,476.7 million, respectively, compared to the same periods in 2019, primarily due to the impact of the Cherry acquisition in our Construction Products Group, higher hopper barge deliveries in our Transportation Products Group, and higher unit volumes in our Energy Equipment Group.
•Operating profit for the three and nine months ended September 30, 2020 totaled $42.1 million and $135.0 million, respectively, representing a decrease of $0.7 million for the three months ended September 30, 2020 and an increase of $12.6 million for the nine months ended September 30, 2020 compared to the same periods in 2019.
•Selling, general, and administrative expenses increased by 26.6% and 23.3%, respectively, for the three and nine months ended September 30, 2020 when compared to the prior year periods largely due to additional costs from the acquired Cherry business. As a percentage of revenue, selling, general, and administrative expenses increased to 11.8% and 11.1% for the three and nine months ended September 30, 2020, respectively, compared to 10.2% and 10.3%, respectively, for the same periods in 2019.
•The effective tax rate for the three and nine months ended September 30, 2020 was 22.6% and 24.6%, respectively, compared to 22.0% and 22.1% for the same periods in 2019. The increase in the tax rate for the three and nine months ended September 30, 2020 is primarily due to increased state taxes, tax effects of foreign currency translation, and nondeductible compensation expenses in the U.S. and Mexico in the current period. See Note 10 Income Taxes of the Consolidated Financial Statements.
•Net income for the three and nine months ended September 30, 2020 was $31.2 million and $96.1 million, respectively, compared to $32.7 million and $92.2 million, respectively, for the same periods in 2019.
Our Energy Equipment and Transportation Products Groups operate in cyclical industries. Additionally, results in our Construction Products Group are affected by weather and seasonal fluctuations with the second and third quarters historically being the quarters with the highest revenues.

Unsatisfied Performance Obligations (Backlog)
As of September 30, 2020 and 2019, our unsatisfied performance obligations, or backlog, were as follows:

	September 30, 2020	September 30, 2019
	(in millions)
Energy Equipment Group:
Wind towers and utility structures	$429.3	$563.6
Other	13.3	44.3

Transportation Products Group:
Inland barges	$177.5	$363.8
Approximately 32% of unsatisfied performance obligations for our wind towers and utility structures in our Energy Equipment Group are expected to be delivered during 2020, with substantially all of the remainder expected to be delivered during 2021. Approximately 77% of the unsatisfied performance obligations for our other business lines in our Energy Equipment Group are expected to be delivered during 2020, with the remainder expected to be delivered during 2021. Approximately 45% of unsatisfied performance obligations for inland barges in our Transportation Products Group are expected to be delivered during 2020, with the remainder expected to be delivered during 2021. Subsequent to September 30, 2020, we received additional orders of approximately $32 million for inland barges expected to be delivered in 2021.

Results of Operations
Overall Summary
Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Percent Change	2020	2019	Percent Change
	(in millions)			(in millions)
Construction Products Group	$146.9	$115.9	26.7%	$444.5	$337.5	31.7%
Energy Equipment Group	222.6	210.2	5.9	668.6	623.6	7.2
Transportation Products Group	120.7	120.6	0.1	365.9	333.4	9.7
Segment Totals before Eliminations	490.2	446.7	9.7	1,479.0	1,294.5	14.3
Eliminations	(0.2)	(1.7)		(2.3)	(4.5)
Consolidated Total	$490.0	$445.0	10.1	$1,476.7	$1,290.0	14.5
2020 versus 2019
•Revenues for the three and nine months ended September 30, 2020 increased by 10.1% and 14.5%, respectively, from the prior year periods.
•Revenues from our Construction Products Group increased primarily due to the impact of the Cherry acquisition.
•Revenues from our Energy Equipment Group increased primarily due to higher volumes in wind towers and utility structures and sales from our acquired traffic and telecom structures businesses.
•Revenues from our Transportation Products Group increased primarily due to higher hopper barge deliveries partially offset by lower tank barge deliveries and decreased deliveries and lower contractual pricing for steel components.

Operating Costs

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Percent Change	2020	2019	Percent Change
	(in millions)			(in millions)
Construction Products Group	$126.1	$99.4	26.9%	$382.6	$292.2	30.9%
Energy Equipment Group	201.9	183.6	10.0	602.1	543.8	10.7
Transportation Products Group	103.1	109.4	(5.8)	318.1	301.3	5.6
Segment Totals before Eliminations and Corporate Expenses	431.1	392.4	9.9	1,302.8	1,137.3	14.6
Corporate	17.0	11.5	47.8	41.2	34.8	18.4
Eliminations	(0.2)	(1.7)		(2.3)	(4.5)
Consolidated Total	$447.9	$402.2	11.4	$1,341.7	$1,167.6	14.9

2020 versus 2019
•Operating costs for the three and nine months ended September 30, 2020 increased by 11.4% and 14.9%, respectively.
•Cost of revenues for our Construction Products Group increased primarily due to higher volumes from the acquired Cherry business.
•Cost of revenues for the Energy Equipment Group increased primarily due to higher volumes in wind towers and utility structures.
•Cost of revenues for the Transportation Products Group decreased for three months ended September 30, 2020 due to improved operating efficiencies in our barge business. Cost of revenues increased for the nine months ended September 30, 2020 primarily due to higher hopper barge deliveries partially offset by decreased volumes in steel components.
• As a percentage of revenues, selling, general, and administrative expenses, including Corporate expenses, increased to 11.8% and 11.1% for the three and nine months ended September 30, 2020, respectively, compared to 10.2% and 10.3% for the same periods in 2019. The increase is largely due to additional costs from the acquired Cherry business and a non-recurring increase in legal expenses of $2.5 million incurred in the third quarter of 2020. In addition, for the nine months ended September 30, 2019, selling, general, and administrative expenses included a one-time $2.9 million recovery of bad debt in our utility structures business.
Operating Profit (Loss)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Percent Change	2020	2019	Percent Change
	(in millions)			(in millions)
Construction Products Group	$20.8	$16.5	26.1%	$61.9	$45.3	36.6%
Energy Equipment Group	20.7	26.6	(22.2)	66.5	79.8	(16.7)
Transportation Products Group	17.6	11.2	57.1	47.8	32.1	48.9
Segment Totals before Corporate Expenses	59.1	54.3	8.8	176.2	157.2	12.1
Corporate	(17.0)	(11.5)	47.8	(41.2)	(34.8)	18.4
Consolidated Total	$42.1	$42.8	(1.6)	$135.0	$122.4	10.3
2020 versus 2019
•Operating profit for the three and nine months ended September 30, 2020 decreased by 1.6% and increased by 10.3%, respectively.
•Operating profit in our Construction Products Group increased primarily due to the impact of the acquired Cherry business.
•Operating profit in our Energy Equipment Group decreased primarily due to lower efficiencies in our wind towers product line and operational challenges in our utility structures business related to COVID-19. For the nine months ended September 30, 2020, operating profit also decreased due to a one-time $2.9 million recovery of bad debt recorded in the prior year in our utility structures business.
•Operating profit in our Transportation Products Group increased primarily due to higher hopper barge deliveries and improved operating efficiencies in in our barge business.

For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.

Other Income and Expense
Other, net (income) expense consists of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Interest income	$(0.1)	$(0.3)	$(0.4)	$(1.0)
Foreign currency exchange transactions	(0.3)	(0.3)	(0.1)	0.7
Other	(0.1)	(0.1)	(0.3)	(0.7)
Other, net (income) expense	$(0.5)	$(0.7)	$(0.8)	$(1.0)

Income Taxes
The provision for income taxes results in effective tax rates that differ from the statutory rates. The Company's effective tax rate for the three and nine months ended September 30, 2020 was 22.6% and 24.6%, respectively, compared to 22.0% and 22.1% for the same periods in 2019. The increase in the tax rate for the three and nine months ended September 30, 2020 is primarily due to increased state taxes, tax effects of foreign currency translation, and nondeductible compensation expenses in the U.S. and Mexico.
Our effective tax rate reflects the Company's estimate for its state income tax expense, excess tax benefits related to equity compensation, and the impact of foreign tax benefits. See Note 10 of the Notes to Consolidated Financial Statements for a further discussion of income taxes.
In response to the COVID-19 pandemic, on March 27, 2020 the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes certain tax relief and benefits that may impact the Company. In light of the recent nature of these developments, the Company is currently evaluating the impact of the various provisions of the CARES Act on its income tax provision. Approximately $15 million of federal and state income tax payments deferred during the first half of the year were paid during the third quarter of 2020. As of September 30, 2020, the Company has deferred $6.2 million in payroll-related taxes in accordance with the provisions of the CARES Act.

Segment Discussion
Construction Products Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Percent	2020	2019	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Construction aggregates	$128.8	$96.9	32.9%	$393.0	$278.5	41.1%
Other	18.1	19.0	(4.7)	51.5	59.0	(12.7)
Total revenues	146.9	115.9	26.7	444.5	337.5	31.7

Operating costs:
Cost of revenues	109.8	88.9	23.5	331.9	257.9	28.7
Selling, general, and administrative expenses	16.3	10.5	55.2	50.7	34.3	47.8
Operating profit	$20.8	$16.5	26.1	$61.9	$45.3	36.6
Operating profit margin	14.2%	14.2%		13.9%	13.4%

Depreciation, depletion, and amortization(1)	$15.2	$9.7	56.7	$42.9	$27.5	56.0
(1) Depreciation, depletion, and amortization are components of operating profit.
Three Months Ended September 30, 2020 versus Three Months Ended September 30, 2019
•Revenues increased by 26.7% primarily driven by the acquisition of Cherry, which increased segment revenues by approximately 35% despite numerous tropical weather events that impacted Cherry and other locations along the Gulf Coast. Additionally, natural aggregates volumes serving construction end markets were higher than the previous year. On the downside, COVID-19 related construction delays continued to impact certain specialty materials businesses, and we experienced reduced natural aggregate volumes in plants serving oil and gas markets.
•Cost of revenues increased by 23.5% due to higher volumes from the acquired Cherry business. As a percent of revenues, cost of revenues decreased to 74.7% compared to 76.7%.

•Selling, general, and administrative costs increased as a percentage of revenues due to additional costs from the acquired Cherry business. Selling, general, and administrative costs in the legacy businesses were lower than the previous period.
•Operating profit increased by 26.1%, consistent with the increase in revenues.
•Depreciation, depletion, and amortization expense increased primarily due to the acquired Cherry business.

Nine Months Ended September 30, 2020 versus Nine Months Ended September 30, 2019
•Revenues increased 31.7% primarily driven by the acquisition of Cherry, which increased segment revenues by approximately 40%. The increase was partially offset by a decrease of 12.7% in revenues in our trench shoring business as a result of lower volumes as customers reduced capital expenditures during the COVID-19 crisis. In our legacy construction aggregates businesses, reduced volumes in plants serving oil and gas markets were partially offset by increased natural aggregates volumes serving other markets. Our specialty materials businesses reported lower revenues primarily due to reduced volumes in our lightweight aggregates business attributed to COVID-19 related construction delays.
•Cost of revenues increased 28.7% primarily due to higher volumes from the acquired Cherry business. As a percent of revenues, cost of revenues decreased to 74.7% compared to 76.4%.
•Selling, general, and administrative costs increased as a percentage of revenues due to additional costs from the acquired Cherry business. Selling, general, and administrative costs in the legacy businesses were lower than the previous period.
•Operating profit increased by 36.6%, outpacing the increase in revenues.
•Depreciation, depletion, and amortization expense increased primarily due to the acquired Cherry business.

Energy Equipment Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Percent	2020	2019	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Wind towers and utility structures	$181.5	$159.8	13.6%	$534.8	$469.4	13.9%
Other	41.1	50.4	(18.5)	133.8	154.2	(13.2)
Total revenues	222.6	210.2	5.9	668.6	623.6	7.2

Operating costs:
Cost of revenues	183.1	165.6	10.6	547.8	497.2	10.2
Selling, general, and administrative expenses	18.8	18.0	4.4	54.3	46.6	16.5
Operating profit	$20.7	$26.6	(22.2)	$66.5	$79.8	(16.7)
Operating profit margin	9.3%	12.7%		9.9%	12.8%

Depreciation and amortization(1)	$7.3	$6.9	5.8	$22.8	$21.2	7.5
(1) Depreciation and amortization are components of operating profit.
Three Months Ended September 30, 2020 versus Three Months Ended September 30, 2019
•Revenues increased by 5.9% driven primarily by higher volumes in wind towers and utility structures and sales from our acquired traffic and telecom structures businesses. This increase was partially offset by lower steel prices in utility structures and lower volumes and pricing in our other product lines.
•Cost of revenues increased by 10.6% driven by the acquired traffic and telecom structures businesses, higher overall volumes in wind towers and utility structures, and operational challenges in our utility structures business primarily related to COVID-19. This increase was partially offset by lower volumes in other product lines.
•Selling, general, and administrative costs increased by 4.4% primarily due to additional costs from acquired businesses.
•Operating profit decreased by 22.2% primarily due to operational challenges related to COVID-19.

Nine Months Ended September 30, 2020 versus Nine Months Ended September 30, 2019
•Revenues increased by 7.2% driven by higher volumes in wind towers and utility structures and sales from our acquired traffic and telecom structures businesses. This was partially offset by lower steel prices in utility structures and lower volumes and pricing in our other product lines.
•Cost of revenues increased by 10.2% driven by the acquired traffic and telecom structures businesses, higher overall volumes in wind towers and utility structures, and operational challenges in our utility structures business related to COVID-19. This was partially offset by lower volumes in other product lines.

•Selling, general, and administrative costs increased by 16.5% primarily due to a $2.9 million recovery of bad debt recorded in the prior year related to a single customer in our utility structures business and additional costs from acquired businesses.
•Operating profit decreased by 16.7% primarily due to lower efficiencies in our wind towers business and the recovery of bad debt recorded in the prior year.

Unsatisfied Performance Obligations (Backlog)
As of September 30, 2020, the backlog for wind towers and utility structures was $429.3 million compared to $563.6 million as of September 30, 2019. Approximately 32% of unsatisfied performance obligations for wind towers and utility structures are expected to be delivered during the year ending December 31, 2020 with substantially all of the remainder expected to be delivered during 2021. Future wind tower orders are subject to uncertainty as PTC eligibility for new wind farm projects is scheduled to expire at the end of 2020 and the level of credit phases out after 2024. In May 2020, to alleviate potential supply chain disruptions associated with COVID-19, the Internal Revenue Service approved a one-year extension of the PTC to complete qualifying renewable energy projects that must otherwise have been placed in service in 2020 or 2021. Pricing of orders and individual order quantities reflect a market transitioning from PTC incentives. As of September 30, 2020, the backlog for our other business lines in our Energy Equipment Group was $13.3 million, of which 77% is expected to be delivered during the year ending December 31, 2020 with the remainder expected to be delivered in 2021.

Transportation Products Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Percent	2020	2019	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Inland barges	$99.4	$77.5	28.3%	$295.4	$193.0	53.1%
Steel components	21.3	43.1	(50.6)	70.5	140.4	(49.8)
Total revenues	120.7	120.6	0.1	365.9	333.4	9.7

Operating costs:
Cost of revenues	97.6	103.9	(6.1)	301.0	284.6	5.8
Selling, general, and administrative expenses	5.5	5.5	—	17.1	16.7	2.4
Operating profit	$17.6	$11.2	57.1	$47.8	$32.1	48.9
Operating profit margin	14.6%	9.3%		13.1%	9.6%

Depreciation and amortization (1)	$4.4	$4.3	2.3	$13.5	$12.0	12.5
(1) Depreciation and amortization are components of operating profit.
Three Months Ended September 30, 2020 versus Three Months Ended September 30, 2019
•Revenues were unchanged as higher barge revenues, driven by increased hopper deliveries, were offset by lower steel components revenues due to decreased deliveries and lower contractual pricing.
•Cost of revenues decreased 6.1% driven by lower steel component volumes, partially offset by higher hopper barge volumes. As a percentage of revenues, cost of revenues decreased to 80.9% compared to 86.2% in the prior year period primarily due to improved operating efficiencies in our barge business.
•Selling, general, and administrative costs were unchanged and consistent as a percentage of revenues.
•Operating profit increased by 57.1% driven by increased operating efficiencies in our barge business.

Nine Months Ended September 30, 2020 versus Nine Months Ended September 30, 2019
•Revenues increased by 9.7% primarily from higher hopper deliveries, partially offset by decreased deliveries and lower contractual pricing for steel components.
•Cost of revenues increased 5.8% driven by higher hopper barge volumes, partially offset by lower steel component volumes and by $3.3 million due to start-up costs incurred in 2019 toward the re-opening of a previously idled barge manufacturing plant. As a percentage of revenues, cost of revenues decreased to 82.3% compared to 85.4% in the prior year period primarily due to improved operating efficiencies in our barge business.
•Selling, general, and administrative costs increased slightly.
•Operating profit increased by 48.9%, outpacing the increase in revenues.

Unsatisfied Performance Obligations (Backlog)
As of September 30, 2020, the backlog for the Transportation Products Group was $177.5 million compared to $363.8 million as of September 30, 2019. Approximately 45% of unsatisfied performance obligations for inland barges are expected to be delivered during the year ending December 31, 2020 with the remainder expected to be delivered in 2021. Subsequent to September 30, 2020, we received additional orders of approximately $32 million for inland barges expected to be delivered in 2021.

Corporate

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Percent	2020	2019	Percent
	(in millions)		Change	(in millions)		Change
Corporate overhead costs	$17.0	$11.5	47.8%	$41.2	$34.8	18.4%

2020 versus 2019
•Corporate overhead costs increased 47.8% and 18.4% for the three and nine months ended September 30, 2020, respectively. The increase primarily related to higher acquisition-related transaction and integration costs of $1.4 million and $3.0 million, for the three and nine months ended September 30, 2020, respectively, as well as a non-recurring increase in legal expenses of $2.5 million incurred during the third quarter of 2020.
•We estimate full-year corporate costs will be approximately $55 million in fiscal year 2020, including the non-recurring legal expenses incurred in Q3 and the acquisition-related transaction and integration costs incurred throughout the year.

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
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Total cash provided by (required by):
Operating activities	$226.7	$219.0
Investing activities	(409.7)	(87.4)
Financing activities	131.6	(103.5)
Net increase (decrease) in cash and cash equivalents	$(51.4)	$28.1
Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2020 was $226.7 million compared to $219.0 million for the nine months ended September 30, 2019.
•The changes in current assets and liabilities resulted in a net source of cash of $30.8 million for the nine months ended September 30, 2020 compared to a net source of cash of $39.5 million for the nine months ended September 30, 2019. The current year activity was primarily driven by decreased inventories and increased accounts payable as the Company focused on reducing working capital.
Investing Activities. Net cash required by investing activities for the nine months ended September 30, 2020 was $409.7 million compared to $87.4 million for the nine months ended September 30, 2019.
•Capital expenditures for the nine months ended September 30, 2020 were $56.9 million compared to $61.0 million for the same period last year. Full-year capital expenditures are expected to be approximately $80 million in 2020. We expect maintenance capital expenditures of approximately $65 million and capital expenditures related to additional growth to be $15 million in 2020.
•Proceeds from the sale of property, plant, and equipment and other assets totaled $8.9 million for the nine months ended September 30, 2020, compared to $4.7 million for the same period in 2019.

•Cash paid for acquisitions, net of cash acquired, was $361.7 million for the nine months ended September 30, 2020 compared to $31.1 million for the same period in 2019. There was no divestiture activity for the nine months ended September 30, 2020 and 2019.
Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2020 was $131.6 million compared to net cash required by financing activities of $103.5 million for the same period in 2019.
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
The interest rates under the revolving credit facility and term loan are variable based on LIBOR or an alternate base rate plus a margin. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on Arcosa’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing ranges from 1.25% to 2.00% and was set at LIBOR plus 1.25% as of September 30, 2020. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.20% as of September 30, 2020.
In March 2020, as a precautionary measure, the Company borrowed $100.0 million under its revolving credit facility to increase our cash position and preserve financial flexibility considering the uncertainty resulting from the COVID-19 pandemic. The Company subsequently repaid the $100.0 million during the three months ended June 30, 2020. As of September 30, 2020, we had $100.0 million of outstanding loans borrowed and $26.1 million of letters of credit issued under the facility, leaving $373.9 million available.
The entire term loan was advanced on January 2, 2020 in connection with the closing of the acquisition of Cherry.
The Company's revolving credit and term loan facilities require the maintenance of certain ratios related to leverage and interest coverage. As of September 30, 2020, we were in compliance with all such financial covenants. Borrowings under the credit agreement are guaranteed by certain wholly-owned subsidiaries of the Company.
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
Dividends and Repurchase Program
In September 2020, the Company declared a quarterly cash dividend of $0.05 per share to be paid on October 30, 2020.
In December 2018, the Company’s Board of Directors authorized a $50 million share repurchase program effective December 5, 2018 through December 31, 2020. Under the program, the Company repurchased 102,282 shares at a cost of $4.0 million during the nine months ended September 30, 2020. As of September 30, 2020, the Company had a remaining authorization of $32.0 million under the program. See Note 1 of the Notes to the Consolidated Financial Statements.
Derivative Instruments
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in 2023, to reduce the effect of changes in the variable interest rates associated with borrowings under the revolving credit facility. The instrument carried an initial notional amount of $100.0 million, thereby hedging the first $100.0 million of borrowings under the credit facility. The instrument effectively fixes the LIBOR component of the credit facility borrowings at a monthly rate of 2.71%. As of September 30, 2020, the Company has recorded a liability of $7.9 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive loss. See Note 3 and Note 7 of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements
As of September 30, 2020, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $26.1 million. Of the outstanding letters of credit as of September 30, 2020, all are expected to expire in 2021. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year. See Note 7 of the Notes to the Consolidated Financial Statements.

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
•our ability to identify, consummate, or integrate acquisitions of new businesses or products, including the Strata Materials acquisition;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2019 as set forth in our 2019 Annual Report on Form 10-K. See Note 9 of the Notes to Consolidated Financial Statements for the impact of foreign exchange rate fluctuations for the three and nine months ended September 30, 2020.

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
As permitted by the SEC Staff interpretive guidance for recently acquired businesses, management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of September 30, 2020 excludes an assessment of the internal control over financial reporting of the Cherry business acquired in January 2020. The Cherry business represents approximately 13% of consolidated total assets and approximately 9% of consolidated revenues as of and for the nine months ended September 30, 2020.

PART II

Item 1. Legal Proceedings
On July 22, 2019, the Company was served with a breach of contract lawsuit filed by Thomas & Betts Corporation (“T&B”) against the Company and its wholly-owned subsidiary, Trinity Meyer Utility Structures, LLC, now known as Meyer Utility Structures, LLC (“Meyer”), in the Supreme Court of the State of New York, New York County. T&B’s claims relate to responsibility for alleged product warranty claims pursuant to the terms of the Asset Purchase Agreement, dated June 24, 2014, entered into by and between T&B and Meyer with respect to Meyer’s purchase of certain assets of T&B’s utility structure business. The Company and Meyer subsequently removed the litigation to federal court. The case is filed under Case No. 1:19-cv-07829-PAE; Thomas & Betts Corporation, now known as, ABB Installation Products, Inc., Plaintiff, v. Trinity Meyer Utility Structures, LLC, formerly known as McKinley 2014 Acquisition, LLC, and Arcosa, Inc., Defendants; In the United States District Court for the Southern District of New York (the "Court"). The Company and Meyer filed a motion to dismiss T&B’s claims, and an Answer and Counterclaims against T&B. On July 30, 2020, the Court granted the Company's and Meyer's motion and dismissed T&B's claims. In its ruling, the Court likewise dismissed Meyer's counterclaims. On August 28, 2020, T&B filed its Notice of Appeal to the United States Court of Appeals for the Second Circuit. We intend to vigorously defend ourselves in the subsequent appeal of this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended September 30, 2020:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2020 through July 31, 2020	853	$42.43	—	$34,030,774
August 1, 2020 through August 31, 2020	2,864	$46.11	—	$34,030,774
September 1, 2020 through September 30, 2020	45,934	$44.01	45,446	$32,032,353
Total	49,651	$44.10	45,446	$32,032,353

(1)     These columns include the following transactions during the three months ended September 30, 2020: (i) the surrender to the Company of 4,205 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of 45,446 shares of common stock on the open market as part of the stock repurchase program.
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
October 29, 2020