Form 10-K
period 2020-12-31
Arcosa, Inc.
filed 2021-02-25
CIK 1739445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2020

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2020) was $2.0 billion.
At January 15, 2021 the number of shares of common stock outstanding was 48,177,193.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive 2021 Proxy Statement.

ARCOSA, INC.
FORM 10-K

PART I
Item 1. Business.
General Description of Business. Arcosa, Inc. and its consolidated subsidiaries, (“Arcosa,” “Company,” “we,” or “our”) headquartered in Dallas, Texas, is a provider of infrastructure-related products and solutions with leading brands serving construction, engineered structures, and transportation markets in North America. Our individual businesses have built reputations for quality, service, and operational excellence over decades. Arcosa serves a broad spectrum of infrastructure-related markets and is strategically focused on driving organic and disciplined acquisition growth to capitalize on the fragmented nature of many of the industries in which we operate. With Arcosa’s current platform of businesses and additional growth opportunities, we are well- aligned with key market trends, such as the replacement and growth of aging transportation infrastructure, the continued shift to renewable power generation, and the expansion of new transmission, distribution, and telecommunications infrastructure. Our businesses support critical infrastructure sectors, pursuant to the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency standards. Despite the uncertainty surrounding the COVID-19 crisis, our plants have continued to operate throughout the crisis, and we have seen better than anticipated demand in some sectors.
We are united in our shared purpose to fulfill the four pillars of our long-term vision, which include:
•growing in attractive markets where we can achieve sustainable competitive advantages;
•reducing the complexity and cyclicality of the overall business;
•improving long-term returns on invested capital; and
•integrating Environmental, Social, and Governance initiatives (“ESG”) into our long-term strategy.
Arcosa is a Delaware corporation and was incorporated in 2018 in connection with the separation (the “Separation”) of Arcosa from Trinity Industries, Inc. (“Trinity” or “Former Parent”) on November 1, 2018 as an independent, publicly-traded company, listed on the New York Stock Exchange.
Our principal executive offices are located at 500 N. Akard Street, Suite 400, Dallas, Texas 75201. Our telephone number is 972-942-6500, and our Internet website address is www.arcosa.com. We make available on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Information on our Investor Relations page and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference.
Overview. As a provider of infrastructure-related products and solutions, we manufacture or process and sell a variety of products, principally including:

	Construction Products	Engineered Structures	Transportation Products

Primary products	•Natural and recycled aggregates •Specialty materials, including lightweight aggregates and plaster •Trench shields and shoring products	•Utility structures •Wind towers •Traffic and lighting structures •Telecommunication structures •Storage and distribution tanks	•Inland barges •Fiberglass barge covers, winches, and other components •Axles and couplers for railcars and locomotives •Industrial and military castings and forged products
Primary markets served	•Infrastructure, including road, bridge, and other public products •Residential construction •Non-Residential construction •Agriculture •Specialty building products •Underground construction
•Electricity transmission and distribution
•Wind power generation
•Highway road construction
•Wireless communication
•Gas and liquids storage and transportation for residential, commercial, agriculture, and industrial markets

•Transportation products serving numerous markets, including: •Agriculture/food products •Refined products •Chemicals •Upstream oil •Railcar manufacturers and maintenance operations

Our Segments. The Company reports operating results in three principal business segments. For additional information regarding revenues, operating profit, and identifiable assets by segment, please refer to Note 4 to the Consolidated and Combined Financial Statements.
Construction Products.
Markets
Our Construction Products segment provides products that are used in various segments of construction activity, including infrastructure, residential, non-residential, and specialty/other end markets.
Infrastructure Construction: Over a multi-year horizon, we believe that approximately half of our current portfolio of construction materials are used in infrastructure projects, which include construction spending by federal, state, and local governments for roads, highways, bridges, airports, and other public infrastructure projects, as well as private spending on road and utility construction.
The other half of our construction materials demand is split across residential, non-residential, and specialty/other end markets.
Residential Construction: Residential construction includes single family homes and multi-family units such as apartments and condominiums. Demand for residential construction is influenced primarily by population growth, new household formation, and mortgage interest rates.
Non-Residential Construction: Non-residential construction includes a wide variety of privately-financed construction including manufacturing and distribution facilities, industrial complexes, office buildings, and large retailers and wholesalers. Demand for non-residential construction is driven primarily by population and economic growth, in addition to segment-specific factors such as the growth of e-commerce, changes in retail patterns, changes in office occupancy trends, and numerous other factors.
Specialty / Other: Our products are used in various other end markets including energy-related activity such as drilling pads, roads and major downstream projects, agriculture/horticulture, and industrial uses.
In 2020, we had shipments of 22 million tons of aggregates and specialty materials. Texas is our largest geographic market, representing approximately 60% of the segment's revenues in 2020. We primarily serve the Texas Triangle formed by the Dallas-Fort Worth metro at its northern point in North Texas; the Houston metro at its southeastern edge on the Gulf Coast; and Austin-San Antonio at its western tip in Central Texas. The outlook for construction spending in Texas is favorable, supported by increased spending on highways near-term, with current fiscal year planned Texas Department of Transportation lettings up 35% to approximately $9.5 billion, and a robust long-term outlook supported by the state’s 10-year Unified Transportation Program identifying approximately $75 billion of infrastructure projects. Population and household formation growth have contributed to a strong residential housing market, with housing permits, an indication of future construction activity, up 35% in Texas in during the fourth quarter of 2020 compared to last year. Non-residential construction activity, while currently negatively impacted by the COVID-19 pandemic, generally follows a strong residential construction cycle on a lagged basis.
Products, Customers, and Competitors
Through wholly-owned subsidiaries, our Construction Products segment produces and sells natural and recycled aggregates, specialty materials, and construction site support equipment, including trench shields and shoring products. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for revenues attributable to aggregates and specialty materials.
We are an established producer and distributor of natural aggregates serving both public infrastructure and private construction markets with active open pit quarries in Texas, Oklahoma, Louisiana, Florida, Nevada, Washington, and British Columbia. Our natural aggregates products include sand, gravel, limestone, gypsum, stabilized material, and various other products used in the production of ready mixed concrete, cement, and other precast concrete products, roads, municipal and private water, sewer, and drainage projects, oil and gas well pads, wind farms, as well as various other building products.
To expand and complement our natural aggregates platform, we completed several natural aggregate bolt-on acquisitions and two larger acquisitions that added natural aggregates and introduced recycled aggregates to our product portfolio. In January 2020, we completed the acquisition of Cherry Industries, Inc. and affiliated entities (collectively “Cherry”), a leading producer of natural and recycled aggregates with multiple locations in the Houston, Texas market. Cherry’s natural aggregates quarries produce stabilized sand, a unique mixture of cement, water, and sand primarily used as backfill material in topography that requires additional reinforcement, like in the Gulf Coast region, and flex base that is used in road construction.

Cherry is also a leading producer of recycled aggregates in the U.S. with multiple stationary crushing locations and portable on-site crushing capabilities across the Houston, Texas market. Recycled aggregates are a substitute to natural aggregates and currently supply a very small but growing percent of aggregate use due to resource scarcity and ESG benefits. Recycled aggregates are produced by crushing concrete reclaimed from demolished highways, buildings, and other structures, processing to remove steel, rebar, shingles and other debris, and screened to appropriate sizes for use as road base, erosion control for building foundations, and as backfill for utility trenches. Recycled aggregates are growing in acceptance due to reduced disposal of concrete in landfills, conservation of natural resources, reduced cost for raw materials, and energy savings from less processing and transportation costs.
In October 2020, we further expanded our recycled aggregates footprint with the acquisition of Strata Materials, LLC (“Strata”), a leading provider of natural and recycled aggregates in the Dallas-Fort Worth, Texas market. Strata brings five stationary crushing locations and adds one natural aggregates quarry to our Dallas-Fort Worth footprint.
The Cherry and Strata acquisitions help advance our strategy of serving customers with a complementary product offering that includes both natural and recycled aggregates.
Our customers include concrete producers; commercial, residential, highway, and general contractors; manufacturers of masonry and building products; and state and local governments. Shipments of natural and recycled aggregates from an individual quarry or stationary crushing location are generally limited in geographic scope because the cost of transportation to customers is high relative to the value of the product itself. Where practical, we have operations located close to our local markets and, in certain locations, offer portable crushing services at a job site for re-use onsite. Proximity of our active quarries, stationary crushing locations, and strategic reserves to demand centers serve as barriers to entry.
The U.S. aggregates industry is a highly fragmented industry with more than 5,200 producers nationwide. We compete, in most cases, with natural and recycled aggregates producers in the regions where we operate. Many opportunities for consolidation exist. Therefore, companies in the industry tend to grow by acquiring existing facilities to extend their existing market positions or enter new markets.
Our specialty materials, including lightweight aggregates and milled or processed specialty building products and agricultural products, are produced and distributed nationwide. We currently operate in ten states across the U.S., with several of our production facilities operating at the quarries that produce the raw material inputs. Our specialty materials products enjoy higher barriers to entry than our natural aggregates due to specific mineral properties, specialized manufacturing, or additional processing. Lightweight aggregates are select shales or clays that are expanded and hardened by high temperatures in a rotary kiln and possess a bulk density that can be less than half that of natural aggregates. Product applications include structural lightweight concrete, lightweight masonry block, and road surface treatments. Our specialty building products and agricultural products are processed at several production facilities across the U.S., mostly using our natural aggregates as a component of raw material supply. Product applications include plasters, prills, agricultural supplements and fertilizers, paints, flooring, glass, ingredients for food and feed, and other products. Due to the added value in processing, specialty materials have a much wider, multi-state distribution area due to their higher value relative to their distribution costs as compared to natural and recycled aggregates. Therefore, we compete with specialty materials producers nationwide.
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
Raw Material and Suppliers
The primary raw material for our natural aggregates and specialty materials comes from quarries. Natural aggregates and specialty minerals can be found throughout the U.S. We have a proven and successful track record of securing long-term reserve positions for both current and future mine locations through our employment of exploration teams and the use of professional third parties. Our reserves are critical to our raw material supply and long-term success. We currently estimate that we have 780 million tons of proven and probable natural aggregates and specialty materials reserves strategically located in favorable markets that are expected to require large amounts of aggregates to meet future construction demand. For further discussion of our natural aggregates and specialty materials reserves, please refer to Item 2. “Properties.”
The primary raw material for recycled aggregates is demolished concrete. We source raw material both internally and externally primarily from demolition and road removal projects. The demolished concrete feedstock is reported as inventory and passes through raw material, work in process, and finished goods inventory as we process it into recycled aggregates. We control a portion of our raw materials needs through demolition services that we provide and source the remainder from third parties. Due to increasing landfill scarcity, in certain markets, landfills restrict the acceptance of demolished concrete, increasing the availability of raw product at our crushing locations. Our operating permits allowing recycling activities and the strategic location of our stationary crushing sites are competitive advantages.

Engineered Structures.
We have renamed this segment as of December 31, 2020 from Energy Equipment to better reflect the products delivered. There have been no changes to the businesses that have historically comprised this segment.
Markets
Our Engineered Structures segment serves a broad spectrum of infrastructure markets, including electricity transmission and distribution, wind power generation, highway road construction, wireless communication, and the storage and transportation of gas and liquid products for use in residential, commercial, agricultural, and industrial end markets. We believe we are well-positioned to benefit from significant upgrades in the electrical grid to support enhanced reliability, policy changes encouraging more generation from renewable energy sources, the expansion of new transmission, distribution, telecommunication infrastructure, and the replacement and growth of the U.S. highway and road system.
Products, Customers, and Competitors
Through wholly-owned subsidiaries, our Engineered Structures segment manufactures and sells primarily steel structures for infrastructure businesses, including utility structures for electricity transmission and distribution, structural wind towers, traffic structures, and telecommunication structures. These products share a similar manufacturing competencies and steel sourcing requirements, and can be manufactured across our North American footprint. This segment also manufactures storage and distribution tanks. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for revenues attributable to our engineered structures products.
We are a well-established manufacturer in the U.S. and Mexico of engineered steel utility structures, including tapered steel and lattice structures, for electricity transmission and distribution. Through our recognized brands, we have developed strong relationships with our primary customers, public and private utilities. We compete with both domestic and foreign manufacturers on the basis of product quality, engineering expertise, customer service, and on-time delivery of the product. Sales to our customers, particularly certain large utility customers, are often made through alliance contracts that can extend several years. We also sell into the competitive-bid market, whereby the lowest bidder is awarded the contract, provided all other qualifying criteria are met. To a lesser extent, we also manufacture pre-stressed concrete poles for low voltage utility, lighting, transportation, and telecommunications markets. We acquired static cast concrete pole manufacturing competency through an acquisition in June 2020, and we believe there are opportunities to expand organically and through acquisition.
We are one of the leading manufacturers of structural wind towers in the U.S. and Mexico with five plants strategically located in wind-rich regions of North America. Our primary customers are wind turbine producers and we compete with both domestic and foreign producers of towers. Revenues from General Electric Company (“GE”) included in our Engineered Structures segment constituted 15.3%, 18.2%, and 19.4% of consolidated or combined revenues for the years ended December 31, 2020, 2019, and 2018, respectively.
Demand for new wind energy projects in the U.S. has been supported by the Renewable Energy Production Tax Credit (“PTC”) that was first introduced in 1992, providing a tax credit for electricity produced at each qualifying wind project. Since inception, the PTC has undergone numerous extensions and received varying levels of legislative support, contributing to volatility in the demand for new wind energy installations. In 2015, the PTC was extended for a multi-year term, with a time-based phase out of the amount of credit, dropping from 100% to 40% for new wind projects commencing construction before the end of 2016 through 2019. In 2019, the PTC was extended for an additional year, allowing for a 60% credit for projects commenced before the end of 2020. The Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted in December 2020, provides an additional one-year extension of the 60% credit, and also establishes a new 30% investment tax credit for off-shore wind projects. The U.S. Internal Revenue Service generally allows four years from start of construction of a wind project to its in-service date to be eligible for the credit. As a result, under the most recent extension, the PTC supports new on-shore wind projects commencing as late as 2021 and completed by 2025. Generally, orders for wind towers supporting new projects are placed approximately six to nine months ahead of project completion. Together with the increased cost competitiveness of wind energy, state renewable fuel mandates, and increasing business acceptance of long-term decarbonization goals, we believe we are well-positioned to benefit from these wind energy incentives.
We also manufacture steel traffic structures for use on the U.S. highway and road system. We have two manufacturing plants serving the Florida market. Our products include overhead steel sign structures, tolling gantry structures, mast and sign arms, and other custom solutions. We believe we are well-positioned to benefit from healthy public infrastructure spending in Florida and adjacent states, and we have opportunities to grow organically into new geographies, as well.
Our telecom structures business sells to wireless communication carriers and third-party tower lessors and developers. We have one manufacturing plant in Oklahoma and also have the capability to manufacture telecom structures in our other Engineered Structures plants. Our products include self-supporting lattice towers, monopole towers, and guyed towers. We believe we are well-positioned to benefit from continued spending on the buildout of 5G and other wireless networks in North America.

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
Raw Materials and Suppliers
The principal material used in our Engineered Structures segment is steel. During 2020, the supply of steel was sufficient to support our manufacturing requirements. Market steel prices continue to exhibit periods of volatility and ended 2020 significantly higher than 2019. Steel prices may be volatile in the future in part as a result of market conditions. We often use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers to mitigate the effect of steel price volatility on our operating profit for the year. Arcosa’s manufacturing operations also use component parts, such as flanges for wind towers. In general, we believe there is enough capacity in the supply industries to meet current production levels and that our existing contracts and other relationships with multiple suppliers will meet our current production forecasts.
Transportation Products.
Markets
Our Transportation Products segment consists of established companies that supply manufactured steel products to the transportation industry. These transportation products serve a wide variety of markets, including the transportation of commodities such as grain, coal, aggregates, chemicals, fertilizers, petrochemicals, and refined products. The COVID-19 pandemic has had a significant negative impact on demand for liquid tank barges, as the movements of crude oil, refined products, and petrochemicals along the inland waterways have not returned to pre-pandemic levels. Replacement of the aging dry barge fleet remains a demand driver for hopper barges; however, the recent steep increase in steel prices has weakened demand. Our businesses providing steel components to the North American rail industry currently face challenging market conditions as the forecast for new railcar production is expected to decline in 2021.
Products, Customers, and Competitors
Through wholly-owned subsidiaries, our Transportation Products segment manufactures and sells inland barges, fiberglass barge covers, winches, and marine hardware; and steel components for railcars and other transportation and industrial equipment. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for revenues attributable to inland barges and steel components products.
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
We are a recognized manufacturer of steel components for railcars and other transportation equipment. We manufacture axles, circular forgings, and coupling devices for freight, tank, locomotive, and passenger rail transportation equipment, as well as other industrial uses, and also provide cast components for use in the industrial and mining sectors. Our customers are primarily freight and passenger railcar manufacturers, rail maintenance and repair facilities, railroads, steel mills, and mining equipment manufacturers. We compete with both domestic and foreign manufacturers.
Raw Materials and Suppliers
The principal material used in our Transportation Products segment is steel. During 2020, the supply of steel was sufficient to support our manufacturing requirements. Market steel prices continue to exhibit periods of volatility and ended 2020 significantly higher than 2019. Steel prices may be volatile in the future in part as a result of market conditions. We often use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers to mitigate the effect of steel price volatility on our operating profit for the year. Arcosa’s manufacturing operations also use component parts, such as pumps, engines, and hardware for tank barges. In general, we believe there is enough capacity in the supply industries to meet current production levels and that our existing contracts and other relationships with multiple suppliers will meet our current production forecasts.

Unsatisfied Performance Obligations (Backlog). As of December 31, 2020 and 2019, our backlog of firm orders was as follows:

	December 31, 2020	December 31, 2019
	(in millions)
Engineered Structures:
Utility, wind, and related structures	$334.0	$596.8
Storage tanks	$15.6	$36.2

Transportation Products:
Inland barges	$175.5	$346.9
Substantially all unsatisfied performance obligations for our utility, wind, and related structures in our Engineered Structures segment are expected to be delivered during the year ending 2021. Approximately 94% of the unsatisfied performance obligations for our storage tanks in our Engineered Structures segment are expected to be delivered during the year ending 2021, with the remainder expected to be delivered during 2022. All of the unsatisfied performance obligations for inland barges in our Transportation Products segment are expected to be delivered during the year ending 2021.
Marketing. We sell substantially all of our products and services through our own sales personnel operating from offices in multiple locations in the U.S. and Mexico. We also use independent sales representatives and distributors.
Human Capital. The Company employed approximately 6,410 employees as of December 31, 2020. The following table presents the approximate headcount breakdown of employees by segment:

Business Segment	December 31, 2020
Construction Products	1,415
Engineered Structures	3,715
Transportation Products	1,185
Corporate	95
6,410
As of December 31, 2020, approximately 4,485 employees were employed in the U.S., 1,910 employees in Mexico, and 15 employees in Canada.
Employee Health and Safety.
Arcosa is committed to safety across our operations. Our highest priority is the health and safety of our employees. We strive to continuously improve our procedures, processes, and management systems with regard to employee health and safety. These efforts are achieved by promoting safe work practices among employees and contractors and maintaining property and equipment in safe operating conditions. In furtherance of Arcosa’s commitment to improving our safety performance, the Company achieved improvements in certain safety metrics during 2020.
In 2019, we launched a reenergized safety initiative named ARC 100 with a goal to achieve positive measurable change in our safety culture by empowering employees to take active ownership. Arcosa is partnering with a leading safety culture consultant to continue building a strong safety culture throughout our businesses with the ARC 100 program.
The outbreak of the COVID-19 pandemic has highlighted the critical importance of focusing on the health and safety of our employees. As an essential business, we have followed the federal, state, and local guidelines governing our facilities and shared best practices across the organization. We implemented safeguard measures including, but not limited to: social distancing processes in all facilities; measures to temperature check and health screen employees daily; increased frequency of deep cleaning workspaces and common areas; reinforced hand washing and infection control training; processes to track and manage employees who report or have COVID-19 symptoms or exposure; actions to screen, limit, or prohibit visitors to all facilities; and elimination of non-essential travel. Additionally, plant management were able to mobilize an operational response to COVID-19 through important tools created by a collaborative best practices team. Arcosa has continued to monitor and implement updates of CDC guidelines and best practices for COVID-19 mitigation procedures.
Diversity and Inclusion.
Arcosa values diversity and inclusion within its workforce and is committed to a work environment which promotes professionalism and inclusiveness. One of Arcosa’s core values is “We Win Together”. This core belief drives our commitment to a workplace free from discrimination; where collaboration, dedication, and unity align to drive favorable results for all stakeholders. We are making strides to advance diversity in our workforce and leadership team.

Talent Attraction and Management.
Arcosa believes that its future success is highly dependent upon the Company’s continued ability to attract, retain and motivate qualified employees. As part of the Company’s effort to attract and motivate employees, Arcosa offers competitive compensation and benefits, including healthcare and retirement benefits, parental and family leave, and holiday and paid time off. During 2020, the Company made several enhancements to its benefit plans. Most notably, the Company simplified and increased the matching program for its 401(K) plan. As a result, our employee participation has increased to 95%.
Arcosa fosters employee development through a variety of leadership and training programs, tuition reimbursement at education institutions, professional society memberships, and relevant conference and symposia attendance.
Seasonality. Results in our Construction Products segment are affected by seasonal fluctuations with the second and third quarters historically being the quarters with the highest revenues.
Intellectual Property. Arcosa owns a number of patents, trademarks, copyrights, trade secrets, and licenses to intellectual property owned by others. Although Arcosa’s intellectual property rights are important to Arcosa’s success, we do not regard our business as being dependent on any single patent, trademark, copyright, trade secret or license. For a discussion of risks related to our intellectual property, please refer to Item 1A. “Risk Factors - Risks Related to our Business and Operations.”
Governmental Regulation.
Construction Products. Arcosa’s Construction Products segment is subject to regulation by the U.S. Mine Safety and Health Administration (“MSHA”), the Health-Safety and Reclamation Code of Ministry of Mines for British Columbia, and various state agencies, and certain specialty materials are regulated by the U.S. Food and Drug Administration (“FDA”).
Engineered Structures. Arcosa’s storage tanks are subject to the regulations by the U.S. Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and the U.S. Federal Motor Carrier Safety Administration (“FMCSA”), both of which are part of the U.S. Department of Transportation (“USDOT”), and various state agencies. These agencies promulgate and enforce rules and regulations pertaining, in part, to the manufacture of tanks that are used in the storage, transportation and transport arrangement, and distribution of regulated and non-regulated substances.
Transportation Products. The primary regulatory and industry authorities involved in the regulation of the inland barge industry are the U.S. Coast Guard, the U.S. National Transportation Safety Board, the U.S. Customs Service, the Maritime Administration of the USDOT, and private industry organizations such as the American Bureau of Shipping. These organizations establish safety criteria, investigate vessel accidents, and recommend improved safety standards.
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
Occupational Safety and Health Administration and Similar Regulations. In addition to the regulations described above, our operations are subject to regulation of health and safety matters by the U.S. Occupational Safety and Health Administration (“OSHA”) and, within our Construction Products segment, MSHA. We believe that we employ appropriate precautions to protect our employees and others from workplace injuries and harmful exposure to materials handled and managed at our facilities. However, claims that may be asserted against Arcosa for work-related illnesses or injury and the further adoption of occupational and mine safety and health regulations in the U.S. or in foreign jurisdictions in which we operate could increase our operating costs. While we do not anticipate having to make material expenditures in order to remain in substantial compliance with health and safety laws and regulations, we are unable to predict the ultimate cost of compliance.
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
We cannot ensure that our eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, our results of operations could be materially adversely affected. See “Critical Accounting Policies and Estimates” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 of the Notes to Consolidated and Combined Financial Statements for further information regarding reserves for environmental matters.
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

Name	Age	Office	Officer Since
Antonio Carrillo*	54	President and Chief Executive Officer	2018
Scott C. Beasley*	40	Chief Financial Officer	2018
Reid S. Essl*	39	Group President	2018
Kerry S. Cole*	52	Group President	2018
Jesse E. Collins, Jr.*	54	Group President	2018
Bryan P. Stevenson*	47	Chief Legal Officer	2018
Mary E. Henderson*	62	Chief Accounting Officer	2018
Gail M. Peck	53	Senior Vice President, Finance and Treasurer	2018
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

Reid S. Essl serves as a Group President at Arcosa. From 2016 until the Separation, Mr. Essl served as the President of Trinity Construction Materials and from 2013 to 2016, Mr. Essl served as the Group Chief Financial Officer of the Construction, Energy, Marine, and Components businesses of Trinity. In his 14 years at Trinity, Mr. Essl held a variety of operational, financial, strategic planning, and business development positions.

Kerry S. Cole serves as a Group President at Arcosa. From 2016 until the Separation, Mr. Cole served as President of Trinity Electrical Products which included oversight for the Trinity Structural Towers and Trinity Meyer Utility Structures business units. Prior to this role, Mr. Cole served as President of Trinity Structural Towers business unit from 2007 to 2016. From 2000 to 2007, he served in a variety of operations and manufacturing leadership positions at Trinity spanning Mining and Construction Equipment, Heads, and Structural Bridge business units.

Jesse E. Collins, Jr. serves as a Group President at Arcosa. From 2016 until the Separation, Mr. Collins served as the President of Trinity Parts and Components, which included McConway & Torley, Standard Forged Products, and the business of McKees Rocks Forgings. From 2014 to 2016, he served as President of Trinity Cryogenics. From 2008 to 2013, Mr. Collins served as Executive Vice President and Chief Operating Officer at Broadwind Energy serving wind energy, transportation, and infrastructure markets, prior to which he held various management and executive positions at Trinity from 1993 to 2007.

Bryan P. Stevenson serves as the Chief Legal Officer at Arcosa. From 2015 until the Separation, Mr. Stevenson was the Vice President, Associate General Counsel and Corporate Secretary for Trinity. Prior to joining Trinity, Mr. Stevenson was Vice President, General Counsel and Secretary for CarParts, Inc. (formerly known as U.S. Auto Parts Network, Inc.), an online provider of automotive parts, from 2011 to 2015.

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

Item 1A. Risk Factors.
Arcosa's business, liquidity and financial condition, results of operations, and stock price may be impacted by a number of factors. In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could materially harm its business, liquidity and financial condition, results of operations, or stock price, including causing its actual results to differ materially from those projected in any forward-looking statements. The following list of material risk factors is not all-inclusive or necessarily in order of importance. Additional risks and uncertainties not presently known to Arcosa or that it currently deems immaterial also may materially adversely affect it in future periods.

Risks Related to our Business and Operations.
The current global COVID-19 pandemic and other similar outbreaks may adversely affect Arcosa’s business, liquidity and financial condition, results of operations, and stock price.
Arcosa’s business, liquidity and financial condition, results of operations, and stock price may be adversely affected if a pandemic or outbreak of an infectious disease occurs. For example, the current outbreak of COVID-19 has disrupted global trade, commerce, financial and credit markets, and daily life throughout the world. If federal, state, or local authorities determine that Arcosa’s operations are non-essential or non-critical, or if one or more of Arcosa’s facilities become subject to governmental ordered closure, voluntary temporary closure, or closure from a COVID-19 outbreak within the facility, the business, liquidity and financial condition, and results of operations for the affected segment or for Arcosa as a whole could be materially affected.
In addition, certain of Arcosa’s workers and operations are located in areas where travel and curfew restrictions or other regulatory restrictions have been imposed with respect to the COVID-19 pandemic, such as Mexico. Disruptions to Arcosa’s cross-border business transactions and activities caused by COVID-19 could materially affect Arcosa’s business and results of operations.
The extent to which the COVID-19 pandemic impacts our business, financial and liquidity position, results of operations, and stock price will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business, and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity , and actions taken in response; the effect on our customers and customer demand for our products and services; our ability to sell and provide our products and services, including as a result of travel restrictions and people working from home; if members of our management and other key personnel in critical functions across Arcosa are unable to perform their duties or have limited availability; the ability of our customers to pay for our products and services; any disruption in our supply chain; the ability to procure the required personal protective equipment for our employees; our ability to continue operations in compliance with COVID-19 related regulations; and any closures of our and our customers’ facilities; cybersecurity and IT infrastructure risks from the increase in our employees' remote working; the impact of the COVID-19 pandemic on the health and safety of our employees; the impact of the COVID-19 pandemic on the demand for commodities, including oil, served by our products and services; and the pace of recovery when the COVID-19 pandemic subsides, as well as, the response to a potential reoccurrence. In addition, the negative impact on the economy could cause customers to postpone projects, cancel or delay orders, or file bankruptcy. Any of these events could cause or contribute to the risks and uncertainties and could materially adversely affect our business, liquidity and financial condition, results of operations, and/or stock price.
Many of the industries in which Arcosa operates are subject to global market volatility and economic cyclicality.
Instability in the global economy, negative conditions in the global credit markets, volatility in the industries that Arcosa’s products serve, fluctuations in commodity prices, changes in legislative policy, adverse changes in the availability of raw materials and supplies, or adverse changes in the liquidity and financial condition of Arcosa’s customers could lead to a reduction in orders for Arcosa’s products and customers’ requests for deferred deliveries of Arcosa’s backlog orders. Additionally, such events could result in Arcosa’s customers’ attempts to unilaterally cancel or terminate firm contracts or orders in whole or in part resulting in contract or purchase order breaches which could result in increased commercial litigation costs.
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
Periodic downturns in economic conditions usually have a significant adverse effect on cyclical industries in which Arcosa participates due to decreased demand for new and replacement products. Decreased demand could result in lower sales volumes, lower prices, and/or a decline in or loss of profits. The barge industry in particular has previously experienced sharp cyclical downturns and at such times operated with a minimal backlog. While the business cycles of Arcosa’s different operations may not typically coincide, an economic downturn could affect disparate cycles contemporaneously.

Any of the foregoing market or industry conditions or events could result in reductions in Arcosa’s revenues, increased price competition, or increased operating costs, which could adversely affect Arcosa’s business, liquidity and financial condition, and results of operations.
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
Arcosa operates a substantial amount of equipment at Arcosa’s production facilities, several of which are situated in tornado and hurricane zones and on navigable waterways in the U.S. An interruption in production capabilities or maintenance and repair capabilities at Arcosa’s facilities, as a result of equipment or technology failure or acts of nature, including non-navigation orders resulting from excessive or low-water conditions issued from time to time by the U.S. Army Corps of Engineers on one or more U.S. rivers that serve Arcosa’s facilities, could reduce or prevent Arcosa’s production, delivery, service, or repair of Arcosa’s products and increase Arcosa’s costs and expenses. A halt of production at any of Arcosa’s manufacturing facilities could severely affect delivery times to Arcosa’s customers. While Arcosa maintains emergency response and business recovery plans that are intended to allow Arcosa to recover from natural disasters that could disrupt Arcosa’s business, Arcosa cannot provide assurances that its plans would fully protect Arcosa from the effects of all such disasters. In addition, insurance may not adequately compensate Arcosa for any losses incurred as a result of natural or other disasters, which may adversely affect Arcosa’s financial condition. Any significant delay in deliveries not otherwise contractually mitigated by favorable force majeure or other provisions could result in cancellation of all or a portion of Arcosa’s orders, cause Arcosa to lose future sales, and negatively affect Arcosa’s reputation and Arcosa’s results of operations.
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
Arcosa owns and operates manufacturing facilities of various ages and levels of automated control and relies on a number of third parties as part of Arcosa’s supply chain, including for the efficient distribution of products to Arcosa’s customers. Any disruption at one of Arcosa’s manufacturing facilities or within Arcosa’s supply chain could prevent Arcosa from meeting demand or require Arcosa to incur unplanned capital expenditures. Older facilities are generally less energy-efficient and are at an increased risk of breakdown or equipment failure, resulting in unplanned downtime. Any unplanned downtime at Arcosa’s facilities, including due to a pandemic related shutdown or work stoppage, may cause delays in meeting customer timelines, result in liquidated damages claims, or cause Arcosa to lose or harm customer relationships.
Additionally, Arcosa requires specialized equipment to manufacture certain of its products, and if any of its manufacturing equipment or technology fails, the time required to repair or replace this equipment could be lengthy, which could result in extended downtime at the affected facility. Any unplanned repair or replacement work can also be very expensive. Moreover, manufacturing facilities can unexpectedly stop operating because of events unrelated to Arcosa or beyond its control, including fires and other industrial accidents, floods and other severe weather events, natural disasters, environmental incidents or other catastrophes, utility and transportation infrastructure disruptions, shortages of raw materials, acts of war or terrorism, and a pandemic related shutdown or work stoppage. Work stoppages, whether union-organized or not, can also disrupt operations at manufacturing facilities.
Furthermore, any shortages in trucking capacity, any increase in the cost thereof, or any other disruption to the highway systems, including due to a pandemic related shutdown or work stoppage, could limit Arcosa’s ability to deliver its products in a timely manner or at all. Any material disruption at one or more of Arcosa’s facilities or those of Arcosa’s customers or suppliers or otherwise within Arcosa’s supply chain, whether as a result of downtime, facility damage, an inability to deliver Arcosa’s products or otherwise, could prevent Arcosa from meeting demand, require Arcosa to incur unplanned capital expenditures, or cause other material disruption to Arcosa’s operations, any of which could have a material adverse effect on Arcosa’s business, liquidity and financial condition, and results of operations.

Delays in construction projects and any failure to manage Arcosa’s inventory could have a material adverse effect on us.
Many of Arcosa’s products are used in large-scale construction projects which generally require a significant amount of planning and preparation before construction commences. However, construction projects can be delayed and rescheduled for a number of reasons, including unanticipated soil conditions, adverse weather or flooding, changes in project priorities, financing issues, difficulties in complying with environmental and other government regulations or obtaining permits, additional time required to acquire rights-of-way or property rights, and a pandemic related shutdown or work stoppage. These delays or rescheduling may occur with too little notice to allow Arcosa to replace those projects in Arcosa’s manufacturing schedules or to adjust production capacity accordingly, creating unplanned downtime, increasing costs and inefficiencies in Arcosa’s operations, and increased levels of obsolete inventory.
Additionally, Arcosa maintains an inventory of certain products that meet standard specifications and are ultimately purchased by a variety of end users. Arcosa forecasts demand for these products to ensure that it keeps sufficient inventory levels of certain products that Arcosa expects to be in high demand and limits its inventory for which Arcosa does not expect much interest. However, Arcosa’s forecasts are not always accurate and unexpected changes in demand for these products, whether because of a change in preferences or otherwise, can lead to increased levels of obsolete inventory. Any delays in construction projects and Arcosa’s customers’ orders or any inability to manage Arcosa’s inventory could have a material adverse effect on Arcosa’s business, liquidity and financial condition, and results of operations.
The seasonality of Arcosa’s business and its susceptibility to severe and prolonged periods of adverse weather and other conditions could have a material adverse effect on us.
Demand for Arcosa’s products in some markets is typically seasonal, with periods of snow or heavy rain negatively affecting construction activity. For example, sales of Arcosa’s products are somewhat higher from spring through autumn when construction activity is greatest. Construction activity declines in these markets during the winter months in particular due to inclement weather, frozen ground, and fewer hours of daylight. Construction activity can also be affected in any period by adverse weather conditions such as hurricanes, severe storms, torrential rains and floods, natural disasters such as fires and earthquakes, a pandemic related shutdown or work stoppage, and similar events, any of which could reduce demand for Arcosa’s products, push back existing orders to later dates or lead to cancellations.
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
Additionally, the seasonal nature of Arcosa’s business has led to variation in Arcosa’s quarterly results in the past and is expected to continue to do so in the future. This general seasonality of Arcosa’s business and any severe or prolonged adverse weather conditions or other similar events could have a material adverse effect on Arcosa’s business, liquidity and financial condition, and results of operations.
For example, the February 2021 winter storm in Texas and the broader Southern United States will impact our Q1 performance, as we lost more than one week of production across a significant part of our operating footprint. As of the date of this release, we have restored operations in most of our facilities but may experience continuing impacts in our supply chain, particularly for steel mill production that was impacted by the storm.
Risks related to Arcosa’s operations outside of the U.S., particularly Mexico, could decrease Arcosa’s profitability.
Arcosa’s operations outside of the U.S. are subject to the risks associated with cross-border business transactions and activities. Political, legal, trade, economic change or instability, criminal activities, or social unrest could limit or curtail Arcosa’s respective foreign business activities and operations, including the ability to hire and retain employees. Violence in Mexico associated with drug trafficking is continuing. Arcosa has not, to date, been materially affected by any of these risks, but Arcosa cannot predict the likelihood of future effects from such risks or any resulting adverse impact on Arcosa’s business, liquidity and financial condition, and results of operations. Arcosa ships raw materials to Mexico and manufactures products in Mexico that are sold in the U.S. or elsewhere, which are subject to customs and other regulations and the transportation and import of such products may be disrupted. Some foreign countries where Arcosa operates have regulatory authorities that regulate products sold or used in those countries. If Arcosa fails to comply with the applicable regulations related to the foreign countries where Arcosa operates, Arcosa may be unable to market and sell its products in those countries or could be subject to administrative fines or penalties.
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
Previously, we have expanded and plan in the future to expand our business and operations, and this expansion may involve expansion into markets (either inside or outside the U.S.) in which we have limited operating experience, including with respect to seeking regulatory approvals, becoming subject to regulatory authorities, and marketing or selling products. Further, our operations in new foreign markets may be adversely affected by a number of factors, including: general economic conditions and monetary and fiscal policy; financial risks, such as longer payment cycles, difficulty in collecting from international customers, the effect of local and regional financial crises, and exposure to foreign currency exchange rate fluctuations and controls; multiple, conflicting, and changing laws and regulations such as export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits, and licenses; interest rates and taxation laws and policies; increased government regulation; social stability; and political, economic, or diplomatic developments. Certain jurisdictions have, from time to time, experienced instances of civil unrest and hostilities, both internally and with neighboring countries. Rioting, military activity, terrorist attacks, or armed hostilities could cause our operations in such jurisdictions to be adversely affected or suspended. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts, and wars.
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
Arcosa is exposed to risks associated with fluctuations in interest rates and changes in foreign currency exchange rates. Under varying circumstances, Arcosa may seek to minimize these risks through the use of hedges and similar financial instruments and other activities, although these measures, if and when implemented, may not be effective. Any material and untimely changes in interest rates or exchange rates could adversely impact our business, liquidity and financial condition, and results of operations.
The loss of revenues attributable to one of our customers could negatively impact our revenues and results of operations.
GE, a customer in our Engineered Structures segment, accounted for approximately 15.3% of our consolidated revenues in 2020. The loss of revenues attributable to this customer could have a material adverse effect on our revenues and results of operations.
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
In addition, any merger or acquisition into which Arcosa may enter is subject to known and unknown risks of such business, markets, and/or products and integrating such business, financial systems, markets, and/or products into Arcosa’s businesses and culture. The failure to successfully integrate such mergers or acquisitions could prevent Arcosa from achieving the anticipated operating and cost synergies or long-term strategic benefits from such transactions.

If Arcosa is not able to successfully integrate its transactions to any material degree, such failure of a successful integration could result in unexpected claims or otherwise have a material adverse effect on Arcosa’s business, liquidity and financial condition, and results of operations. Integration risks include the following: (i) the diversion of management’s time and resources to integration matters from other Arcosa matters; (ii) difficulties in achieving business opportunities and growth prospects of the acquired business; (iii) difficulties in managing the expanded operations; and (iv) challenges in retaining key personnel.
Recent acquisitions bring known and unknown risks to Arcosa, and Arcosa may fail to realize all of the anticipated benefits of the acquisitions or those benefits may be delayed.
The recent acquisitions of Cherry and Strata Materials bring new lines of businesses to Arcosa, including demolition and recycling services. These new lines of businesses involve known and unknown risks. If any of these risks occur, they could result in a material adverse effect on Arcosa’s business, liquidity and financial condition, or results of operations. In addition, some or all of Arcosa’s anticipated benefits from these acquisitions may not be realized. Some of these benefits may not be realized due to Cherry’s concentration in the Houston, Texas-area market and Strata Materials’ concentration in the Dallas, Texas-area market. A downturn in these markets could have a disproportionate adverse impact on the acquired company’s business, liquidity and financial condition, and results of operations.
Acquisitions and divestitures bring risks that the counterparties to the transactions may fail to perform.
Certain acquisitions and divestitures may require Arcosa’s counterparties to indemnify Arcosa for certain liabilities, including, but not limited to, certain liabilities related to product warranties. However, third parties could also seek to hold Arcosa responsible for these liabilities that Arcosa’s counterparties agreed to provide indemnification for, and there can be no assurance that the indemnity from these counterparties or any insurance will be sufficient to protect Arcosa against the full amount of such potential liabilities, or that the counterparties will be able to fully satisfy their indemnification obligations.
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
There is no assurance that the U.S. government will reauthorize, modify, or otherwise not allow the expiration of tax benefits, tax credits, subsidies, or federal-aid programs that may include funding of the purchase or purchase price reimbursement of certain of Arcosa’s products. For example, the qualification year for new wind energy projects eligible for the federal renewable electricity production tax credit (the “PTC”) was set to expire in calendar year 2020; however, just prior to expiration, it was extended for one year as part of the Taxpayer Certainty and Disaster Relief Act of 2020, and the resulting tax credit for these new projects that begin construction in 2021 and are placed in service by 2025 was maintained at 60% of the original tax credit. Pricing of orders and individual order quantities reflect a market transitioning from the PTC incentives, as the level of credit for eligible projects placed in service through 2025 is scheduled to step down and ultimately expire. In instances where any benefits, credits, subsidies, or programs are allowed to expire or are otherwise modified or discontinued, the demand for Arcosa’s products could decrease, thereby creating the potential for a material adverse effect on Arcosa’s business, liquidity and financial condition, or results of operations and could result in non-cash impairments on long-lived assets, including intangible assets, and/or goodwill.
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
The United Kingdom’s Financial Conduct Authority (the authority that regulates LIBOR) has announced that it would phase out the most popular LIBOR indices by the end of June 2023. It is unclear whether new methods of calculating LIBOR will be established or if alternative benchmark reference rates will be adopted. Arcosa’s revolving credit facility, term loan, and other financial instruments utilize LIBOR or an alternative benchmark reference rate for calculating the applicable interest rate. After LIBOR is phased out, the interest rates for these obligations might be subject to change. The replacement of LIBOR with an alternative benchmark reference rate may adversely affect interest rates and result in higher borrowing costs under Arcosa’s current or future credit agreements and financial instruments. This could materially and adversely affect Arcosa’s business, liquidity and financial condition, results of operations, and ability to acquire debt financing. Arcosa cannot predict the effect of the elimination of LIBOR or the establishment and use of alternative benchmark reference rates and the corresponding effects on Arcosa’s cost of capital.
Fluctuations in the price and supply of raw materials and parts and components used in the production of Arcosa’s products and the availability of natural aggregates and specialty materials reserves could have a material adverse effect on its ability to cost-effectively manufacture and sell its products. In some instances, Arcosa relies on a limited number of suppliers for certain raw materials, parts, and components needed in its production.
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
A part of the operations in Arcosa’s Construction Products segment includes the mining of natural aggregates and specialty materials reserves. The success and viability of these operations depend on the accuracy of Arcosa’s reserve estimates, the costs of production and the ability to economically distribute the natural aggregates and specialty materials. Estimates for natural aggregate and specialty materials reserves and for the costs of production of such reserves depend upon a variety of factors and assumptions, many of which involve uncertainties beyond Arcosa’s control, such as geological and mining conditions that may not be identifiable. In addition, Arcosa's success in recovering natural aggregates and specialty materials depends on the ability to secure new reserve locations and permits to mine such reserves in areas that make distribution of materials economically viable. Inaccuracies in reserve estimates and production costs, and the inability to secure locations and permits for future operations could negatively affect our results of operations.
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
Our business is subject to significant regulatory compliance in the U.S., Mexico, and other countries where we do business.
We are subject to various governmental regulations in the U.S., Mexico, and other countries where we do business related to occupational safety and health, labor, and business practices. Failure to comply with current or future regulations or operating permits could result in the imposition of substantial fines, suspension of production, alterations of our production processes, cessation of operations, or other actions which could harm our business.
Although we believe that we are in material compliance with all applicable regulations and operating permits material to our business operations, amendments to existing statutes and regulations, adoption of new statutes and regulations, modification of existing operating permits, or entering into new lines of business could require us to continually alter our methods of operation and/or discontinue the sale of certain of our products resulting in costs to us that could be substantial. We may not be able, for financial or other reasons, to comply with applicable laws, rules, regulations, and permit requirements. Our failure to comply with applicable laws, rules, regulations, or permit requirements could subject us to civil remedies, including substantial fines, penalties, and injunctions, as well as possible criminal sanctions, which would, if of significant magnitude, materially adversely impact our future business, liquidity and financial condition, and results of operations.
Violations of or changes in the regulatory requirements applicable to the industries in which Arcosa operates or will operate may have a material adverse effect on Arcosa’s business, liquidity and financial condition, and results of operations.
Arcosa’s Transportation Products segment is subject to regulation by, among others, the U.S. Coast Guard; the U.S. National Transportation Safety Board; the U.S. Customs Service; the Maritime Administration of the USDOT and private industry organizations such as the American Bureau of Shipping. These organizations establish safety criteria, investigate vessel accidents, and recommend improved safety standards.
Arcosa’s Construction Products segment is subject to regulation by MSHA, USEPA, FDA, and various state agencies.
Arcosa’s Engineered Structures segment is subject to the regulations by the PHMSA and the FMCSA, both of which are part of the USDOT; and various state agencies, including state departments of transportation. These agencies promulgate and enforce rules and regulations pertaining, in part, to the manufacture of tanks that are used in the storage, transportation and transport arrangement, and distribution of regulated and non-regulated substances.
Arcosa’s operations are also subject to regulation of health and safety matters by OSHA and MSHA. In addition, our business is subject to additional regulatory requirements in Mexico and other countries where we conduct business.
Future regulatory changes, new lines of business which are covered by regulatory agencies that Arcosa has not previously been subject to, or the determination that Arcosa’s current or future products or processes are not in compliance with applicable requirements, rules, regulations, specifications, standards or product testing criteria might result in additional operating expenses, administrative fines or penalties, product recalls, reputational harm, or loss of business that could have a material adverse effect on Arcosa’s business, liquidity and financial condition, and results of operations. For example, the U.S. barge industry relies, in part, on the Jones Act, and changes to or a repeal of the legislation could have a material adverse impact on Arcosa’s barge business and revenues. In addition, the impact of a government shutdown could have a material adverse effect on Arcosa's revenues, profits, and cash flows. Arcosa relies on government personnel to conduct certain routine business processes related to the inspection and delivery of certain products that, if disrupted, could have an immediate impact on Arcosa's revenues and business.

Arcosa is subject to health and safety laws and regulations and any failure to comply with any current or future laws or regulations could have a material adverse effect on us.
Manufacturing and construction sites are inherently dangerous workplaces. Arcosa’s manufacturing sites often put Arcosa’s employees and others in close proximity with large pieces of mechanized equipment, moving vehicles, chemical and manufacturing processes, heavy products and other items, and highly regulated materials. As a result, Arcosa is subject to a variety of health and safety laws and regulations dealing with occupational health and safety. Unsafe work sites have the potential to increase employee turnover and raise Arcosa’s operating costs. Arcosa’s safety record can also impact Arcosa’s reputation. Arcosa maintains functional groups whose primary purpose is to ensure Arcosa implements effective work procedures throughout Arcosa’s organization and take other steps to ensure the health and safety of Arcosa’s work force, but there can be no assurances these measures will be successful in preventing injuries or violations of health and safety laws and regulations. Nationally there has been an increase in COVID-19 related employee health and safety litigation alleging employer liability for failing to comply with COVID-19 health and safety standards, and Arcosa’s continued operations could expose Arcosa to similar claims. Any failure to maintain safe work sites or violations of applicable health and safety laws could expose Arcosa to significant financial losses and reputational harm, as well as civil and criminal liabilities, any of which could have a material adverse effect on Arcosa’s business, liquidity and financial condition, and results of operations.
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
However, future events, such as changes in, or modified interpretations of, existing environmental laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards associated with the manufacture of Arcosa’s products and related business activities and properties, may give rise to additional compliance and other costs that could have a material adverse effect on Arcosa’s business, liquidity and financial condition, and results of operations.
In addition to environmental laws, the transportation of commodities by rail, barge, or container raises potential risks in the event of an accident that results in the release of an environmentally sensitive substance. Generally, liability under existing laws for an accident depends upon causation analysis and the acts, errors, or omissions, if any, of a party involved in the transportation activity, including, but not limited to, the shipper, the buyer, and the seller of the substances being transported, or the manufacturer of the barge, container, or its components. Additionally, the severity of injury or property damage arising from an incident may influence the causation responsibility analysis, exposing Arcosa to potentially greater liability. Under certain circumstances, strict liability concepts may apply. If Arcosa is found liable in any such incidents, it could have a material adverse effect on Arcosa’s business, liquidity and financial condition, and results of operations.
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
Business, regulatory, and legal developments regarding climate change, and physical impacts from climate change, could have an adverse effect on our business, liquidity and financial condition, and results of operations.
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
Potential impacts of climate change include physical impacts, such as disruption in production and product distribution due to impacts from major storm events, shifts in regional weather patterns and intensities, and sea level changes. Other adverse consequences of climate change could include an increased frequency of severe weather events, flooding, and rising sea levels that could affect operations at Arcosa’s manufacturing facilities as well as the price and/or availability of insurance coverage for the Company assets or other unforeseen disruptions of Arcosa’s operations, systems, property, or equipment.
The impacts of climate change and related regulations on our operations and the Company overall are highly uncertain and difficult to estimate, but such effects could be materially adverse to our business, liquidity and financial condition, and results of operations.
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
Some of Arcosa’s products are sold to contractors, distributors, installers, and rental companies who may misuse, abuse, improperly install, or improperly or inadequately maintain or repair such products, thereby potentially exposing Arcosa to claims that could increase Arcosa’s costs and weaken Arcosa’s liquidity and financial condition.
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
Periods of impasse, deadlock, and last minute accords may continue to permeate many aspects of U.S. governance, including federal government budgeting and spending, taxation, U.S. deficit spending and debt ceiling adjustments, and international commerce. Such periods could negatively impact U.S. domestic and global financial markets, thereby reducing customer demand for Arcosa’s products and services and potentially result in reductions in Arcosa’s revenues, increased price competition, or increased operating costs, any of which could adversely affect Arcosa’s business, liquidity and financial condition, and results of operations.
For example, Arcosa produces many of its products at its manufacturing facilities in Mexico. Arcosa’s business benefits from free trade agreements such as the new United States-Mexico-Canada Agreement (“USMCA”). Potential developments, including failure to enforce the USMCA, potential changes or amendments to the agreement, governmental policies, and laws and regulations could adversely affect Arcosa’s existing production operations in Mexico and have a material adverse effect on Arcosa’s business, liquidity and financial condition, and results of operations.
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
Government infrastructure spending and governmental policies with respect thereto depend primarily on the availability of public funds, which is influenced by many factors, including governmental budgets; public debt levels; interest rates; existing, anticipated, and actual federal, state, provincial, and local tax revenues; government leadership; and the general political climate, as well as other general macroeconomic and political factors. In addition, U.S. federal government funds may only be available based on states’ willingness to provide matching funding. Government spending is often approved only on a short-term basis and some of the projects in which Arcosa’s products are used require longer-term funding commitments. If government funding is not approved or funding is lowered as a result of poor economic conditions, lower than expected revenues, competing spending priorities, or other factors, it could limit infrastructure projects available, increase competition for projects, result in excess inventory, and decrease sales, all of which could adversely affect the profitability of Arcosa’s business.
Additionally, certain regions or states may require or possess the means to finance only a limited number of large infrastructure projects and periods of high demand may be followed by years of little to no activity. There can be no assurances that governments will sustain or increase current infrastructure spending and tax incentive and other subsidy levels, and any reductions thereto or delays therein could affect Arcosa’s business, liquidity and financial condition, and results of operations.
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
A defect in materials or in the manufacturing of our products could result in product warranty and product liability claims, decrease demand for products, or materially harm existing or prospective customer relationships. These claims may require costly repairs or replacement and may include cost related to disassembly of our products and transportation of the products from the field to our facilities and returning the products to the customer, a change in our manufacturing processes, recall of previously manufactured products, or personal injury claims, which could result in significant expense and materially harm our existing or prospective customer relationships. Any of the foregoing could materially harm our business, liquidity and financial condition, and results of operations.
Insurance coverage could be costly, unavailable or inadequate.
Arcosa is subject to potential liability for third party claims alleging property damage and personal and bodily injury or death arising from the use of or exposure to Arcosa’s products, especially in connection with products Arcosa manufactures that Arcosa’s customers use to transport hazardous, flammable, toxic, or explosive materials. Arcosa’s businesses are subject to losses arising from property damages or losses from business interruption. As policies expire, premiums for renewed or new coverage may further increase and/or require that Arcosa increase its self-insured retention, deductibles, or overall limits. Arcosa maintains primary coverage and excess coverage policies for liability claims as well as property damage. If the number of claims or the dollar amounts of any such claims rise in any policy year, Arcosa could suffer additional costs associated with accessing its excess coverage policies or in the renewal of its insurance programs. Also, an increase in the loss amounts attributable to such claims could expose Arcosa to uninsured damages if Arcosa were unable or elected not to insure against certain claims because of high premiums or other reasons. While Arcosa’s liability and property insurance coverage is at or above levels based on commercial norms in Arcosa’s industries, an unusually large liability claim, property loss claim, business interruption claim, or a string of claims coupled with an unusually large damage award could exceed Arcosa’s available insurance coverage. In addition, the availability of, and Arcosa’s ability to collect on, insurance coverage is often subject to factors beyond Arcosa’s control, including positions on policy coverage taken by insurers. If any of Arcosa’s third-party insurers fail, cancel, refuse coverage, or otherwise are unable to provide Arcosa with adequate insurance coverage, then Arcosa’s risk exposure and Arcosa’s operational expenses may increase and the management of its business operations would be disrupted. Moreover, any accident or incident involving Arcosa’s businesses in general or Arcosa or Arcosa’s products specifically, even if Arcosa is fully insured, contractually indemnified, or not held to be liable, could negatively affect Arcosa’s reputation among customers and the public, thereby making it more difficult for Arcosa to compete effectively, and could significantly affect the cost and availability of insurance in the future.
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
Our business is at risk from and may be impacted by information security incidents, including attempts to gain unauthorized access to our confidential data, ransomware, malware, phishing emails, and other electronic security events. Such incidents can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. They can also result from internal compromises, such as human error, or malicious acts. While we employ a number of measures to prevent, detect, and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber event. This is especially true due to the increased use of remote working locations by certain of our employees due to the COVID-19 pandemic and the potential increased cybersecurity vulnerability of such remote work locations. Arcosa will have to continually upgrade its network infrastructure to reduce the risk of such cyber events. Cybersecurity incidents could disrupt our business and compromise confidential information belonging to us and third parties.
Repercussions from terrorist activities or armed conflict could harm Arcosa’s business.
Terrorist activities, anti-terrorist efforts, and other armed conflict involving the U.S. or its interests abroad may adversely affect the U.S. and global economies, potentially preventing Arcosa from meeting its financial and other obligations. In particular, the negative impacts of these events may affect the industries in which Arcosa operates. This could result in delays in or cancellations of the purchase of Arcosa’s products or shortages in raw materials, parts, or components. Any of these occurrences could have a material adverse impact on Arcosa’s business, liquidity and financial condition, and results of operations.
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
Arcosa’s ESG efforts may not be received favorably by our stockholders and others which could cause an adverse effect on Arcosa’s business, liquidity and financial condition, results of operations, cash flows and stock price.
Arcosa has been proactive in integrating its ESG initiatives into its long-term strategy. The subjective nature and wide variety of frameworks and methods used by our stockholders and others to assess Arcosa’s ESG strategy and progress could result in a negative perception or misrepresentation of Arcosa’s ESG goals and progress. Arcosa’s inability to achieve satisfactory progress on its ESG initiatives on a timely basis, or at all, or to meet the ESG criteria of our stockholders and others could adversely affect Arcosa’s business, liquidity and financial condition, results of operations, cash flows and stock price.
Risks Related to Arcosa Common Stock.
Arcosa’s stock price may fluctuate significantly.
We cannot predict the prices at which shares of Arcosa common stock may trade. The trading and market price of Arcosa common stock may fluctuate significantly due to a number of factors, some of which may be beyond Arcosa’s control, including:
•Arcosa’s quarterly or annual earnings, or those of other companies in its industry;
•actual or anticipated fluctuations in Arcosa’s operating results;
•changes in earnings estimates by securities analysts or Arcosa’s ability to meet those estimates;
•Arcosa’s ability to meet its forward looking guidance;
•the operating and stock price performance of other comparable companies;
•overall market fluctuations and domestic and worldwide economic conditions; and
•other factors described in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
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
Any transfer or sales of substantial amounts of our common stock in the public market or the perception that such transfer or sales might occur may cause the market price of our common stock to decline, particularly when our trading volumes are low. As of January 15, 2021, we had a total of 48.2 million shares of our common stock issued and outstanding. The sales of significant amounts of shares of our common stock or the perception in the market that this could occur may result in the lowering of the market price of our common stock.
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
Stockholders’ percentage of ownership in Arcosa may be diluted in the future.
Stockholders’ percentage ownership in Arcosa may be diluted because of equity issuances for acquisitions, capital market transactions, or otherwise, including, without limitation, equity awards that Arcosa grants to its directors, officers, and employees.
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
In addition, an acquisition or further issuance of Arcosa’s stock could trigger the application of Section 355(e) of the Code. Under the tax matters agreement, Arcosa would be required to indemnify Trinity for the tax imposed under Section 355(e) of the Code resulting from an acquisition or issuance of Arcosa stock, even if Arcosa did not participate in or otherwise facilitate the acquisition, and this indemnity obligation might discourage, delay, or prevent a change of control that stockholders may consider favorable.
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
Risks Related to the Separation.
Trinity may fail to perform under various transaction agreements that were executed as part of the Separation.
The separation and distribution agreement and other agreements, including certain supply agreements, entered into in connection with the Separation included indemnifications related to liabilities and obligations as well as performance obligations by Trinity under the supply agreements. Arcosa is relying on Trinity to satisfy its performance and payment obligations under these agreements. However, third parties could also seek to hold Arcosa responsible for liabilities that Trinity has agreed to retain, and there can be no assurance that the indemnity from Trinity will be sufficient to protect Arcosa against the full amount of such liabilities, or that Trinity will be able to fully satisfy its indemnification obligations. In addition, Trinity’s insurers may attempt to deny coverage to Arcosa for liabilities associated with certain occurrences of indemnified liabilities prior to the Separation. If Trinity is unable to satisfy its obligations under these agreements, including its indemnification obligations and payment obligations, Arcosa could incur operational difficulties or losses.
Potential indemnification liabilities to Trinity pursuant to the separation and distribution agreement could materially and adversely affect Arcosa’s business, liquidity and financial condition, results of operations.
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
Notwithstanding a private letter ruling from the IRS and the tax opinions Trinity received from its advisors, the IRS could determine that the distribution or any such related transaction is taxable if it determines that any of these facts, assumptions, representations, or undertakings are not correct or have been violated, or that the distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the tax opinions that are not covered by the IRS ruling.
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
General Risk Factors.
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
Arcosa may become subject to substantial and costly litigation by its former and current employees related to improper termination of employment, sexual harassment, hostile work environment, and other employment-related claims. Such claims could divert management’s attention from Arcosa’s core business, be expensive to defend, and result in sizable damage awards against Arcosa. Arcosa’s current insurance coverage is limited and may not apply or may not be sufficient to cover these claims. Any employment related claims brought against Arcosa, with or without merit, could harm Arcosa’s reputation in the industry and reduce product sales. Damages assessed against Arcosa could have a material adverse impact on Arcosa’s business, liquidity and financial condition, and operating results.
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
Arcosa’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The significant accounting policies, together with the other notes that follow, are an integral part of the financial statements. Some of these policies require the use of estimates and assumptions that may affect the reported value of Arcosa’s assets or liabilities and financial results and require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. Accounting standard setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board, the SEC, and Arcosa’s independent registered public accounting firm) may amend or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be difficult to predict and can materially impact how Arcosa records and reports its financial condition and results of operations. In some cases, Arcosa could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. For a further discussion of some of Arcosa’s critical accounting policies and standards and recent accounting changes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” and Note 1 “Overview and Summary of Significant Accounting Policies” of the Notes to Consolidated and Combined Financial Statements.
Litigated disputes and other claims could increase Arcosa’s costs and weaken Arcosa’s liquidity and financial condition.
Arcosa is currently, and may from time to time be, involved in various claims or legal proceedings arising out of Arcosa’s operations. Adverse judgments and outcomes in some or all of these matters could result in significant losses and costs that could weaken Arcosa’s liquidity and financial condition. Although Arcosa maintains reserves for its probable and reasonably estimable liability, Arcosa’s reserves may be inadequate to cover its portion of claims or final judgments after taking into consideration rights in indemnity and recourse under insurance policies or to third parties as a result of which there could be a material adverse effect on Arcosa’s business, liquidity and financial condition, and results of operations.
The use of social and other digital media (including websites, blogs and newsletters) (i) to disseminate false, misleading and/or unreliable or inaccurate data and information about our Company or (ii) to demonstrate actions which reflect negatively on our Company and/or our employees could create unwarranted volatility in our stock price and losses to our stockholders and could adversely affect our reputation, products, business, and operating results.
Investors may rely on social and other digital media to receive news, data, and information about the Company. Social and other digital media can be used by anyone to publish data and information without regard for factual accuracy. The use of social and other digital media to publish inaccurate, offensive, and disparaging data and information may influence the public’s inability to distinguish what is true and accurate and could obstruct an effective and timely response to correct inaccuracies or falsifications. Such use of social and other digital media could result (i) in unexpected and unsubstantiated claims concerning the Company in general or our products, our leadership, or our reputation among customers and the public at large or (ii) in the demonstration of action which reflects negatively on our Company and/or employees, and potentially having a material adverse effect on our business, liquidity and financial condition, and results of operations.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Arcosa’s corporate headquarters is located in Dallas, Texas. We principally operate in various locations throughout the U.S. and in Mexico. Our facilities are considered to be in good condition, well maintained, and adequate for our purposes. Information about the total square footage of our facilities as of December 31, 2020 is as follows:

	Approximate Square Feet(1)		Approximate Square Feet Located In(1)
	Owned	Leased	U.S.	Non-U.S.
Construction Products	701,900	130,200	781,000	51,100
Engineered Structures	2,810,400	403,000	1,947,100	1,266,300
Transportation Products	1,761,400	116,300	1,877,700	—
Corporate	—	24,600	24,600	—
	5,273,700	674,100	4,630,400	1,317,400
(1) Excludes non-operating facilities.
Our estimated weighted average production capacity utilization for the twelve-month period ended December 31, 2020 is reflected by the following percentages:

Production Capacity Utilized(1)
Construction Products(2)	65%
Engineered Structures	75%
Transportation Products	55%
(1) Excludes non-operating facilities.
(2) Includes processing facilities and quarries.

Mineral Reserves
In our Construction Products segment, Arcosa, through its subsidiaries, operates 42 open pit quarries in 11 states as of December 31, 2020, including 29 that produce and distribute natural aggregates and 13 that produce, process, and distribute specialty materials, all of which we believe have adequate road and/or railroad access. Arcosa estimates proven and probable aggregate reserves based on the results of drill sampling and geological analysis. For a description of quarry locations, products, and customers, please refer to Item 1. “Business-Our Segments-Construction Products.”
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
The Company's estimated reserves include recoverable material excluding reserves not available due to property boundaries, set-backs, and plant configurations. Estimated reserves include only quantities that are owned in fee or under lease, and for which all appropriate zoning and permitting have been obtained. The Company's reserve estimation processes are consistent across both its aggregates and specialty materials facilities. During the year ended December 31, 2020, no individual quarry or location accounted for more than 5% of Arcosa's consolidated revenues. Substantially all of our materials are internally sourced.

As of December 31, 2020, the Company estimates its proven and probable reserves as follows:

	Number of Facilities	Estimated Proven and Probable Reserves (1) (thousand tons)	Percentage of Reserves		2020 Production (thousand tons)
			Owned	Leased
Natural aggregates	29	282,700	69%	31%	14,500
Specialty materials	13	497,400	74%	26%	5,300
Total	42	780,100	72%	28%	19,800
(1) Reserve estimates are based on various assumptions and any material inaccuracies in these assumptions could have a material impact on the accuracy of our reserve estimates.
In addition to the natural aggregates and specialty materials facilities included in the table above, we operated 12 recycled aggregates plants which are not dependent on reserves.
Natural aggregates
In 2020, due to a prolonged downturn in oil and gas markets and reduced drilling activity in Texas and Oklahoma, we exited leased and owned properties in the Eagleford, Permian, and STACK basins of these states. These changes resulted in a decline of approximately 40 million tons of estimated reserves. We also lowered our estimate of the future usage of certain leased properties in these basins, which reduced our reserves by an additional 30 million tons.
Additionally, in 2020, we completed the acquisition of Cherry Industries in Houston, Texas. One of Cherry’s primary product lines is stabilized sand, which is a mixture of sand and cement. The reserve life of stabilized sand locations tends to be lower than traditional sand and gravel mines. At the time of acquisition, Cherry’s reserve life was less than ten years, which reduced the average life of reserves in our natural aggregates platform. We plan to strategically invest approximately $5-10 million annually to increase the reserve life of our Cherry platform.
We estimate that our reserves have an average life of over thirty years in our legacy Northern Texas markets.
Production of natural aggregates increased approximately 50% from 2019 to 2020, with the addition of Cherry, several bolt-on acquisitions, and healthy improvement in our legacy businesses, partially offset by weakness in oil and gas markets.
Specialty materials
The reserve life in our specialty materials businesses remained over ninety years. Our current estimates of the future usage of leased reserves reduced our total proven and probable tons, but the average life remains above ninety years.
Production of specialty materials was approximately 16% lower in 2020 than 2019 due to COVID-related softness in our lightweight aggregates and plaster product lines, but the long-term fundamentals for these products remain healthy.

Item 3. Legal Proceedings.
See Note 15 of the Consolidated and Combined Financial Statements regarding legal proceedings.

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
Holders
At December 31, 2020, we had 1,304 record holders of common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these recordholders.
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
The following graph compares the Company's cumulative total stockholder return from November 1, 2018 (beginning of “regular-way” trading) through December 31, 2020 with the S&P Small Cap 600 Index and the S&P Small Cap 600 Construction & Engineering Industry Index. The data in the graph assumes $100 was invested in each index at the closing price on November 1, 2018 and assumes the reinvestment of dividends.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100

225
200
175
150
125
100
75
Index Value
11/01/18
12/31/18
12/31/19
12/31/20
Arcosa, Inc.
S&P Small Cap 600 Index
S&P Small Cap 600 Construction & Engineering Industry Index

Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

	11/1/2018	12/31/2018	12/31/2019	12/31/2020
Arcosa, Inc.	$100	$101	$163	$202
S&P Small Cap 600 Index	$100	$88	$107	$120
S&P Small Cap 600 Construction & Engineering Industry Index	$100	$87	$115	$132

Issuer Purchases of Equity Securities
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended December 31, 2020:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2020 through October 31, 2020	1,042	$47.66	—	$32,032,353
November 1, 2020 through November 30, 2020	83,742	$48.79	82,490	$28,007,595
December 1, 2020 through December 31, 2020	2,953	$53.99	—	$28,007,595
Total	87,737	$48.95	82,490	$28,007,595

(1)     These columns include the following transactions during the three months ended December 31, 2020: (i) the surrender to the Company of 5,247 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of 82,490 shares of common stock on the open market as part of the stock repurchase program.
(2)     In December 2020, the Company’s Board of Directors authorized a new $50 million share repurchase program effective January 1, 2021 through December 31, 2022. The new program replaced the previous program which expired on December 31, 2020.

Item 6. Selected Financial Data.
Not Applicable. Financial information related to fiscal years 2017 and 2016 may be found in Part II, Item 6. Selected Financial Data in our fiscal 2019 Form 10-K filed with the SEC on February 27, 2020. Please refer to the Consolidated and Combined Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

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
•Basis of Historical Presentation
•Potential Impact of COVID-19 On Our Business
•Executive Overview
•Results of Operations
•Liquidity and Capital Resources
•Contractual Obligations and Commercial Commitments
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
•Forward-Looking Statements
Our MD&A should be read in conjunction with our Consolidated and Combined Financial Statements and related Notes in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Company Overview
Arcosa, Inc. and its consolidated subsidiaries, (“Arcosa,” “Company,” “we,” or “our”) headquartered in Dallas, Texas, is a provider of infrastructure-related products and solutions with leading brands serving construction, engineered structures, and transportation markets in North America. Arcosa is a Delaware corporation and was incorporated in 2018 in connection with the separation (the “Separation”) of Arcosa from Trinity Industries, Inc. (“Trinity” or “Former Parent”) on November 1, 2018 as an independent, publicly-traded company, listed on the New York Stock Exchange.
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
We have renamed our Engineered Structures segment, previously named Energy Equipment, as of December 31, 2020 to better reflect the products delivered. There have been no changes to the businesses that have historically comprised this segment.
Potential Impact of COVID-19 On Our Business
Our highest priority is the health and safety of our employees and communities. Our businesses support critical infrastructure sectors, pursuant to the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency standards. Our plants have continued to operate throughout the COVID-19 crisis. However, as of the date of this filing, uncertainty exists concerning the potential magnitude of the impact and duration of the COVID-19 pandemic. The following possible events related to the COVID-19 pandemic may potentially adversely impact our business, liquidity and financial condition, or results of operations: customer demand for our products and services may decrease; reductions in our customers' capex spending; our supply chain may have disruption preventing us from obtaining the necessary materials and equipment to manufacture our products and provide services; our employees’ ability to continue to work may be impacted because of COVID-19 related illness or local, state, or federal orders requiring them to stay at home; the effect of governmental regulations imposed in response to the COVID-19 pandemic may result in shutdowns of our operations; limitations on the ability of our customers to conduct their business and purchase our products and services; disruptions to our customers’ supply chains or purchasing patterns; and limitations on the ability of our customers to pay us on a timely basis.
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
In addition to the extensive health and safety protocols already in place across our plants, we estimate that we incurred $4.0-5.0 million of incremental costs related to COVID-19 during the year ended December 31, 2020 for personal protective equipment, health screenings, deep cleaning services, and facilities re-configurations. We do not anticipate that the enhanced health and safety protocols will have a material impact on the productivity of our plants.
The preparation of the Company's Consolidated and Combined Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. At this time, we have not observed any material impairments of our assets or a significant change in the fair value of assets due to the COVID-19 pandemic. However, due to the factors discussed above, we are unable to determine or predict the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources.
Market Outlook
•Within our Construction Products segment, we have experienced better than anticipated construction demand since the outbreak of the COVID-19 pandemic in March as construction activity in Texas has remained resilient and other states have reopened for business. However, we did experience a softening of demand for our specialty materials and shoring products businesses following the outbreak that has recently shown signs of improvement but remains below pre-pandemic levels. The outlook for public and private construction activity has improved as expectations for U.S. economic growth have increased following the roll-out of vaccines and associated re-opening of the economy, but the environment continues to be uncertain. Our Construction Products segment has the largest exposure to Texas, where construction demand is expected to be more favorable than national averages.
•Within our Engineered Structures segment, our backlog as of December 31, 2020 provides a healthy level of production visibility for 2021, but at a lower level than at the beginning of 2020. Our customers remain committed to taking delivery of these orders. In utility structures, order and inquiry activity continues to be strong, as customers remain focused on grid hardening and reliability initiatives. We continue to actively work with our wind tower customers on new order inquiries; however, we expect a lower level of wind tower production in 2021 as the wind industry continues to transition from 100% PTC support. In 2021, we will benefit from a full-year of revenues from the newly acquired traffic and telecom structures businesses, where demand conditions are very favorable. Order and inquiry activity in the storage tank business has improved since the onset of COVID-19 after taking a pause initially, as certain customers deferred new tank installations.
•Within our Transportation Products segment, our backlog for inland barges as of December 31, 2020 provides a base level of production visibility for 2021, but at a significantly lower level than we had at the beginning of 2020. Our customers remain committed to taking delivery of these orders. Barge order levels fell sharply in the second and third quarters of 2020, as barge utilization declined from the COVID-19 related economic slowdown. Lower demand for refined products, including gasoline and jet fuel, and low, but increasing, oil prices negatively impacted order quantities for liquid barges in 2020 and inquiries remain very low thus far in 2021. On a more positive note, the underlying fundamentals for a dry barge replacement cycle remain in place, and we received a higher level of orders in the fourth quarter, consistent with pre-pandemic demand. However, a sharp acceleration in steel prices occurring at the end of 2020 has negatively impacted the near-term outlook for hopper demand. We have reduced our capacity in all three barge operating plants to align with lower production levels in 2021, while remaining flexible to allow time for fundamentals to recover. We are evaluating additional cost reduction alternatives and if demand does not improve in the near term, we will take additional actions to reduce our cost structure. Demand for steel components continues to decline as the outlook for the North American rail transportation market, which was softening pre-COVID-19, remains uncertain.
The February 2021 winter storm in Texas and the broader Southern United States will impact our Q1 performance, as we lost more than one week of production across a significant part of our operating footprint. As of the date of this release, we have restored operations in most of our facilities but may experience continuing impacts in our supply chain, particularly for steel mill production that was impacted by the storm.

Executive Overview
Financial Operations and Highlights
•Revenues for the year ended December 31, 2020 increased 11.4% to $1.9 billion compared to the year ended December 31, 2019 primarily due to the impact of the Cherry acquisition in our Construction Products segment, higher unit volumes in our Engineered Structures segment, and increased hopper barge deliveries in our Transportation Products segment.
•Operating profit for year ended December 31, 2020 of $151.8 million was flat compared to the year ended December 31, 2019 as increased operating profit in the Construction Product and Transportation Products segments were offset by increased costs in the Engineered Structures segment and corporate.
•Selling, general, and administrative expenses increased by 24.3% for the year ended December 31, 2020, when compared to the prior year largely due to additional costs from the acquired Cherry business and other current year acquisitions, as well as increased corporate costs.
•The effective tax rate for the year ended December 31, 2020 was 22.9% compared to 22.8% for the year ended December 31, 2019. See Note 10, “Income Taxes” to the Consolidated and Combined Financial Statements.
•Net income for the year ended December 31, 2020 was $106.6 million compared with $113.3 million for the year ended December 31, 2019.
Unsatisfied Performance Obligations (Backlog)
As of December 31, 2020 and 2019 our backlog of firm orders was as follows:

	December 31, 2020	December 31, 2019
	(in millions)
Engineered Structures:
Utility, wind, and related structures	$334.0	$596.8
Storage tanks	$15.6	$36.2

Transportation Products:
Inland barges	$175.5	$346.9

Substantially all unsatisfied performance obligations in our Engineered Structures segment are expected to be delivered during 2021 with approximately 6.0% of the unsatisfied performance obligations for storage tanks expected to be delivered during 2022. All of the unsatisfied performance obligations for barges in our Transportation Products segment are expected to be delivered during 2021.
Results of Operations
The following discussion of Arcosa’s results of operations should be read in connection with “Forward-Looking Statements” and Item 1A, “Risk Factors”. These items provide additional relevant information regarding the business of Arcosa, its strategy and various industry conditions which have a direct and significant impact on Arcosa’s results of operations, as well as the risks associated with Arcosa’s business.
Overall Summary
Revenues

	Year Ended December 31,			Percent Change
	2020	2019	2018	2020 versus 2019	2019 versus 2018
	($ in millions)
Construction Products	$593.6	$439.7	$292.3	35.0%	50.4%
Engineered Structures	877.7	836.6	780.1	4.9	7.2
Transportation Products	466.5	465.7	391.4	0.2	19.0
Segment Totals before Eliminations	1,937.8	1,742.0	1,463.8	11.2	19.0
Eliminations	(2.2)	(5.1)	(3.4)	(56.9)	50.0
Consolidated and Combined Total	$1,935.6	$1,736.9	$1,460.4	11.4	18.9%

2020 versus 2019
•Revenues increased by 11.4% with all segments contributing to the increase.

•Revenues from our Construction Products segment increased primarily due to the impact of the Cherry acquisition.
•In our Engineered Structures segment, revenues increased primarily driven by higher volumes in utility structures and sales from our acquired traffic and telecom structures businesses.
•Revenues from our Transportation Products segment increased primarily due to higher hopper barge deliveries partially offset by lower tank barge deliveries and decreased deliveries and lower contractual pricing for steel components.
2019 versus 2018
•Revenues increased by 18.9% with all segments contributing to the increase.
•Revenues from our Construction Products segment increased primarily due to the impact of the ACG acquisition.
•In our Engineered Structures segment, revenues increased primarily driven by higher volumes in wind towers and higher pricing levels in utility structures.
•Revenues from our Transportation Products segment increased primarily due to higher tank barge volumes partially offset by lower contractual pricing and decreased volumes in steel components.
Operating Costs
Operating costs are comprised of cost of revenues; selling, general, and administrative expenses; impairment charges; and gains or losses on property disposals.

	Year Ended December 31,			Percent Change
	2020	2019	2018	2020 versus 2019	2019 versus 2018
	(in millions)
Construction Products	$518.9	$387.0	$241.9	34.1%	60.0%
Engineered Structures	797.5	735.9	751.5	8.4	(2.1)
Transportation Products	411.9	418.9	343.0	(1.7)	22.1
All Other	—	—	0.1
Segment Totals before Eliminations and Corporate Expenses	1,728.3	1,541.8	1,336.5	12.1	15.4
Corporate	57.7	47.3	32.1	22.0	47.4
Eliminations	(2.2)	(5.1)	(3.1)	(56.9)	64.5
Consolidated and Combined Total	$1,783.8	$1,584.0	$1,365.5	12.6	16.0

2020 versus 2019
•Operating costs increased 12.6%.
•The increase in our Construction Products segment was primarily due to higher volumes from the acquired Cherry business.
•Operating costs for the Engineered Structures segment increased primarily due higher volumes in utility structures and sales from our acquired traffic and telecom structures businesses.
•Operating costs for the Transportation Products segment decreased primarily due to improved operating efficiencies in our barge business.
•Total selling, general, and administrative expenses increased 24.3% largely due to additional costs from the acquired Cherry business and other current year acquisitions, as well as increased corporate costs. As a percentage of revenue, selling, general, and administrative expenses for the year ended December 31, 2020 was 11.5% compared to 10.3% for the year ended December 31, 2019.
2019 versus 2018
•Operating costs increased 16.0%.
•The increase in our Construction Products segment was primarily due to the acquired ACG business as well as increased volumes in our legacy businesses.
•Operating costs for the Engineered Structures segment decreased primarily due to an impairment charge and the elimination of operating losses from divested businesses in 2018, partially offset by higher volumes in 2019.
•Operating costs for the Transportation Products segment increased due to higher tank barge volumes and start-up costs incurred related to the re-opening of a previously idled barge facility, partially offset by lower steel component volumes.
•Total selling, general, and administrative expenses increased 16.6% largely due to additional costs from the acquired ACG business, incremental standalone costs related to the replacement of services and fees previously provided or incurred by Trinity, and other standalone public company costs. As a percentage of revenue, selling, general, and administrative expenses for the year ended December 31, 2019 was 10.3% compared to 10.5% for the year ended December 31, 2018.

Operating Profit (Loss)

	Year Ended December 31,			Percent Change
	2020	2019	2018	2020 versus 2019	2019 versus 2018
	(in millions)
Construction Products	$74.7	$52.7	$50.4	41.7%	4.6%
Engineered Structures	80.2	100.7	28.6	(20.4)	252.1
Transportation Products	54.6	46.8	48.4	16.7	(3.3)
All Other	—	—	(0.1)
Segment Totals before Eliminations and Corporate Expenses	209.5	200.2	127.3	4.6	57.3
Corporate	(57.7)	(47.3)	(32.1)	22.0	47.4
Eliminations	—	—	(0.3)
Consolidated and Combined Total	$151.8	$152.9	$94.9	(0.7)	61.1

2020 versus 2019
•Operating profit was flat year over year.
•Operating profit in the Construction Products segment increased primarily due to the impact of the acquired Cherry business.
•Operating profit in our Engineered Structures segment decreased due to the temporary idling of a wind tower facility and operational challenges in our utility structures business related to COVID-19.
•Operating profit in our Transportation Products segment increased primarily due to higher hopper barge deliveries and improved operating efficiencies in our barge business.
2019 versus 2018
•Our operating profit increased 61.1%.
•Operating profit in the Construction Products segment increased 4.6% primarily due to higher volumes from the acquired ACG business.
•Operating profit in our Engineered Structures segment increased significantly due to higher unit volumes in wind towers and higher pricing levels in utility structures as well as the elimination of operating losses from, and the incurrence of an impairment charge related to, businesses divested in 2018.
•Operating profit in our Transportation Products segment decreased 3.3% primarily due to reduced volumes and lower contractual pricing for steel components as well as start-up costs incurred toward the re-opening of a previously idled barge facility, partially offset by higher tank barge volumes.
For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.
Other Income and Expense
Other, net (income) expense consists of the following items:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Interest income	$(0.4)	$(1.4)	$(0.4)
Foreign currency exchange transactions	3.6	1.5	(0.2)
Other	(0.2)	(0.8)	(0.4)
Other, net (income) expense	$3.0	$(0.7)	$(1.0)

2020 versus 2019
•Other, net expense due to foreign currency exchange transactions increased by $2.1 million primarily driven by the volatility in the U.S. dollar to Mexican peso exchange rate throughout 2020. This incremental expense resulted in a foreign income tax benefit, which had a favorable impact on our effective tax rate for the year ended December 31, 2020.

Income Taxes
The income tax provision for the years ended December 31, 2020, 2019, and 2018 was $31.6 million, $33.5 million, and $19.3 million, respectively. The effective tax rate for the years ended December 31, 2020, 2019, and 2018 was 22.9%, 22.8%, and 20.3%, respectively. The effective tax rates differ from the federal tax rate of 21.0% due to the impact of state income taxes, excess tax benefits related to equity compensation, and the impact of foreign tax benefits.
In response to the COVID-19 pandemic, on March 27, 2020 the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes certain tax relief and benefits that may impact the Company. Approximately $15 million of federal and state income tax payments deferred during the first half of the year were paid during the third quarter of 2020. As of December 31, 2020, the Company has deferred $9.7 million in payroll-related taxes in accordance with the provisions of the CARES Act. We expect to pay $4.9 million during the year ending December 31, 2021, with the remainder to be paid during 2022.
See Note 10 of the Notes to Consolidated and Combined Financial Statements for a further discussion of income taxes.

Segment Discussion
Construction Products

	Year Ended December 31,			Percent Change
	2020	2019	2018	2020 versus 2019	2019 versus 2018
	($ in millions)
Revenues:
Aggregates and specialty materials	$529.4	$364.7	$217.9	45.2%	67.4%
Other	64.2	75.0	74.4	(14.4)	0.8
Total revenues	593.6	439.7	292.3	35.0	50.4

Operating costs:
Cost of revenues	449.7	342.2	212.6	31.4	61.0
Selling, general, and administrative expenses	68.4	44.8	29.3	52.7	52.9
Impairment charge	0.8	—	—
Operating profit	$74.7	$52.7	$50.4	41.7	4.6

Depreciation, depletion, and amortization	$60.1	$38.0	$21.9	58.2	73.5

2020 versus 2019
•Revenues increased 35.0%, driven by the acquisition of Cherry, which increased segment revenues by approximately 40%. This was partially offset by a decrease of 14.4% in revenues in our trench shoring business as a result of lower volumes as customers reduced capital expenditures during the COVID-19 crisis. In our legacy aggregates and specialty materials businesses, revenues were mostly flat as reduced volumes in plants serving oil and gas markets and from COVID-19 related construction delays were mostly offset by increased aggregates volumes serving other markets.
•Cost of revenues increased 31.4%, primarily due to higher volumes from the acquired Cherry business. As a percent of revenues, cost of revenues decreased to 75.8% compared to 77.8%.
•Selling, general, and administrative expenses increased 52.7% primarily due to additional costs from the acquired Cherry business. Selling, general, and administrative costs in the legacy businesses were lower than the previous period.
•Operating profit increased by 41.7%, outpacing the increase in revenues.
•Depreciation, depletion, and amortization expense increased primarily due to the acquired Cherry business.
2019 versus 2018
•Revenues increased 50.4%, driven by the acquisition of ACG Materials (“ACG”), which increased revenues by approximately 50%. In our legacy aggregates and specialty materials businesses, increased volumes were substantially offset by lower average selling prices, largely in our natural aggregates business in the Dallas-Fort Worth, Texas market area.

•Cost of revenues increased 61.0%, primarily due to the acquired ACG business as well as increased volumes in our legacy aggregates and specialty materials businesses.
•Selling, general, and administrative expenses increased 52.9% primarily due to additional costs from the acquired ACG business.
•Operating profit increased primarily due to the acquired ACG business. Operating margin decreased reflecting the change in product mix as a result of the addition of the ACG business, which has lower margins than the segment, as well as lower average selling prices in the legacy natural aggregates business.
•Depreciation, depletion, and amortization expense increased primarily due to the acquired ACG business.

Engineered Structures

	Year Ended December 31,			Percent Change
	2020	2019	2018	2020 versus 2019	2019 versus 2018
	($ in millions)
Revenues:
Utility, wind, and related structures	$695.2	$625.4	$582.9	11.2%	7.3%
Storage tanks	182.5	211.2	197.2	(13.6)	7.1
Total revenues	877.7	836.6	780.1	4.9	7.2

Operating costs:
Cost of revenues	721.8	670.6	658.3	7.6	1.9
Selling, general, and administrative expenses	74.4	65.3	70.0	13.9	(6.7)
Impairment charge	1.3	—	23.2
Operating profit	$80.2	$100.7	$28.6	(20.4)	252.1

Depreciation and amortization	$31.5	$27.9	$29.7	12.9	(6.1)

2020 versus 2019
•Revenues increased 4.9% driven primarily by higher volumes in utility structures and sales from our acquired traffic and telecom structures businesses, partially offset by lower steel prices in utility structures and reduced volumes and pricing in our wind towers and storage tank businesses. The lower volumes in our wind towers business was partially due to a temporary idling of one of our facilities in the fourth quarter to invest in a planned product changeover.
•Cost of revenues increased 7.6% driven by the acquired traffic and telecom structures businesses, higher volumes in utility structures, product changeover costs in wind towers, and operational challenges in our utility structures business primarily related to COVID-19. This increase was partially offset by lower volumes in our storage tank business.
•Selling, general, and administrative expenses increased 13.9% primarily due to additional costs from acquired businesses.
•Operating profit decreased by 20.4% primarily due to the temporary idling of a wind tower facility and operational challenges in our utility structures business related to COVID-19.
2019 versus 2018
•Revenues increased 7.2%, driven primarily by higher unit volumes in wind towers and higher pricing levels in utility structures. Revenues from other product lines also increased due to higher volumes and pricing levels, partially offset by the elimination of revenues from businesses divested in 2018.
•Cost of revenues increased 1.9%, due primarily to higher overall volumes. The increase was partially offset by the elimination of costs from divested businesses, as well as a $6.1 million finished goods inventory write-off recognized in 2018 related to an order for a single customer in our utility structures business.
•Selling, general, and administrative expenses decreased 6.7% primarily due to the elimination of costs from divested businesses and a $2.9 million recovery of bad debt related to a single customer in our utility structures business.

Unsatisfied Performance Obligations (Backlog)
As of December 31, 2020, the backlog for utility, wind, and related structures was $334.0 million compared to $596.8 million as of December 31, 2019. Substantially all of our utility, wind, and related structures backlog is expected to be delivered during the year ending December 31, 2021. Future wind tower orders are subject to uncertainty as PTC eligibility for new wind farm projects is currently in a phase-out period that extends until 2025. Pricing of orders and individual order quantities reflect a market transitioning from PTC incentives. As of December 31, 2020, the backlog for our storage tanks in our Engineered Structures segment was $15.6 million, 94.0% of which is expected to be delivered during the year ending December 31, 2021.

Transportation Products

	Year Ended December 31,			Percent Change
	2020	2019	2018	2020 versus 2019	2019 versus 2018
	($ in millions)
Revenues:
Inland barges	$378.3	$293.9	$170.2	28.7%	72.7%
Steel components	88.2	171.8	221.2	(48.7)	(22.3)
Total revenues	466.5	465.7	391.4	0.2	19.0

Operating costs:
Cost of revenues	384.3	396.8	320.5	(3.2)	23.8
Selling, general, and administrative expenses	22.6	22.1	22.5	2.3	(1.8)
Impairment charge	5.0	—	—
Operating profit	$54.6	$46.8	$48.4	16.7	(3.3)

Depreciation and amortization	$18.0	$16.3	$15.5	10.4	5.2

2020 versus 2019
•Revenues were substantially unchanged as higher barge revenues, driven by increased hopper deliveries, were offset by lower steel components revenues due to decreased deliveries and lower contractual pricing.
•Cost of revenues decreased by 3.2%, primarily due to lower steel component volumes and the elimination of $4.0 million of start-up costs incurred in the prior year related to the re-opening of a previously idled barge manufacturing plant. This was partially offset by higher hopper barge volumes. As a percentage of revenues, cost of revenues decreased to 82.4% compared to 85.2% in the prior year period primarily due to improved operating efficiencies in our barge business.
•Selling, general, and administrative expenses were substantially unchanged.
•The segment was negatively impacted by a $5.0 million non-cash impairment charge primarily related to unusable non-operating assets that were scrapped from a barge business acquired in 2018.
•Operating profit increased by 16.7%, outpacing the increase in revenues.
2019 versus 2018
•Revenues increased 19.0%, primarily driven by higher tank barge volumes but partially offset by lower contractual pricing and decreased volumes in steel components.
•Cost of revenues increased 23.8%, driven by higher tank barge volumes, partially offset by lower steel component volumes. Cost of revenues also increased $2.6 million due to start-up costs related to the re-opening of a previously idled barge manufacturing facility, which began delivering barges in the third quarter of 2019.
•Selling, general, and administrative expenses were substantially unchanged.
Unsatisfied Performance Obligations (Backlog)
As of December 31, 2020, the backlog for inland barges was $175.5 million compared to $346.9 million as of December 31, 2019. All of the backlog for inland barges is expected to be delivered during the year ending December 31, 2021.

Corporate

	Year Ended December 31,			Percent Change
	2020	2019	2018	2020 versus 2019	2019 versus 2018
	($ in millions)
Corporate overhead costs	$57.7	$47.3	$32.1	22.0%	47.4%

2020 versus 2019
•Corporate overhead costs increased 22.0% primarily due to higher acquisition-related transaction and integration costs of $4.6 million as well as a non-recurring increase in legal expenses of $2.5 million incurred during the third quarter of 2020.
2019 versus 2018
•Corporate overhead costs increased 47.4% primarily due to incremental standalone costs related to the replacement of services and fees previously provided or incurred by Trinity as well as other standalone public company costs.
•Corporate overhead costs prior to the Separation consist of costs not previously allocated to Trinity’s business units and have been allocated to Arcosa based on an analysis of each cost function and the relative benefits received by Arcosa for each of the periods using methods management believes are consistent and reasonable. See Note 1 of the Notes to Consolidated and Combined Financial Statements for further information.

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
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for each of the last three years:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Total cash provided by (required by):
Operating activities	$259.9	$358.8	$118.5
Investing activities	(528.2)	(109.4)	(364.5)
Financing activities	123.7	(108.4)	338.6
Net increase (decrease) in cash and cash equivalents	$(144.6)	$141.0	$92.6

2020 versus 2019
Operating Activities. Net cash provided by operating activities for the year ended December 31, 2020 was $259.9 million compared to $358.8 million for the year ended December 31, 2019.
•The changes in current assets and liabilities resulted in a net source of cash of $3.8 million for the year ended December 31, 2020 compared to a net source of cash of $132.6 million for the year ended December 31, 2019. The decrease was primarily driven by increased receivables in the current year compared to decreased receivables in the prior year.
Investing Activities. Net cash required by investing activities for the year ended December 31, 2020 was $528.2 million compared to $109.4 million for the year ended December 31, 2019.
•Capital expenditures for the year ended December 31, 2020 were $82.1 million compared to $85.4 million for the year ended December 31, 2019.
•Proceeds from the sale of property, plant, and equipment and other assets totaled $9.6 million for the year ended December 31, 2020 compared to $8.9 million for the year ended December 31, 2019.
•Cash paid for acquisitions, net of cash acquired, was $455.7 million for the year ended December 31, 2020 compared to $32.9 million for the year ended December 31, 2019.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2020 was $123.7 million compared to $108.4 million of net cash required by financing activities for the same period in 2019.
•During the year ended December 31, 2020, the Company received proceeds from the issuance of the $150 million term loan, as well as from the precautionary advance under the Company's revolving credit facility of $100 million that was borrowed and repaid during the year. During the year ended December 31, 2019, the Company had repayments of advances under the Company's revolving credit facility of $80 million.
•Dividends paid during the year ended December 31, 2020 were $9.8 million.
•The Company paid $8.0 million during the year ended December 31, 2020 to repurchase common stock under the share repurchase program in effect at the time compared to $11.0 million paid during the year ended December 31, 2019.
2019 versus 2018
Operating Activities. Net cash provided by operating activities for the year ended December 31, 2019 was $358.8 million compared to $118.5 million for the year ended December 31, 2018.
•The increase in cash flow provided by operating activities was primarily driven by increased earnings for the year ended December 31, 2019 and changes in current assets and liabilities.
•The changes in current assets and liabilities resulted in a net source of cash of $132.6 million for the year ended December 31, 2019 compared to a net use of cash of $80.8 million for the year ended December 31, 2018. The increase was primarily driven by a reduction in receivables and increase in advance billings for our Engineered Structures and Transportation Products segments.
Investing Activities. Net cash required by investing activities for the year ended December 31, 2019 was $109.4 million compared to $364.5 million for the year ended December 31, 2018.
•Capital expenditures for the year ended December 31, 2019 were $85.4 million compared to $44.8 million for the year ended December 31, 2018.
•Proceeds from the sale of property, plant, and equipment and other assets totaled $8.9 million for the year ended December 31, 2019 compared to $10.2 million for the year ended December 31, 2018.
•Cash paid for acquisitions, net of cash acquired, was $32.9 million for the year ended December 31, 2019 compared to $333.2 million during for the year ended December 31, 2018.
Financing Activities. Net cash required by financing activities during the year ended December 31, 2019 was $108.4 million compared to $338.6 million of net cash provided by financing activities for the same period in 2018.
•During the year ended December 31, 2019, the Company had repayments of advances under the Company's revolving credit facility of $80 million. During the year ended December 31, 2018, the Company had borrowings under the revolving credit facility of $180 million.
•Dividends paid during the year ended December 31, 2019 were $9.9 million.
•The Company paid $11.0 million during the year ended December 31, 2019 to repurchase common stock under the share repurchase program in effect at the time compared to $3.0 million paid during the year ended December 31, 2018.
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
The interest rates under the revolving credit facility and term loan are variable based on LIBOR or an alternate base rate plus a margin. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on Arcosa’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing ranges from 1.25% to 2.00% and was set at LIBOR plus 1.25% as of December 31, 2020. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.20% at December 31, 2020.
In March 2020, as a precautionary measure, the Company borrowed $100.0 million under its revolving credit facility to increase our cash position and preserve financial flexibility considering the uncertainty resulting from the COVID-19 pandemic. The Company subsequently repaid the $100.0 million during the three months ended June 30, 2020. As of December 31, 2020, we had $100.0 million of outstanding loans borrowed under the facility and there were approximately $28.6 million in letters of credit issued, leaving $371.4 million available for borrowing.

The entire term loan was advanced on January 2, 2020 in connection with the closing of the acquisition of Cherry.
The Company's revolving credit and term loan facilities require the maintenance of certain ratios related to leverage and interest coverage. As of December 31, 2020, we were in compliance with all such financial covenants. Borrowings under the credit agreement are guaranteed by certain wholly-owned subsidiaries of the Company.
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
Repurchase Program
In December 2020, the Company’s Board of Directors authorized a new $50 million share repurchase program effective January 1, 2021 through December 31, 2022. The new program replaced the previous program which expired on December 31, 2020. Under the previous program, the Company repurchased 184,772 shares at a cost of $8.0 million during the year ended December 31, 2020. See Note 1 of the Notes to Consolidated and Combined Financial Statements.
Off-Balance Sheet Arrangements
As of December 31, 2020, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $28.6 million, of which $26.1 million are expected to expire in 2021, with the remainder in 2022. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year. See Note 7 of the Notes to Consolidated and Combined Financial Statements.
Derivative Instruments
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in 2023, to reduce the effect of changes in the variable interest rates associated with borrowings under the revolving credit facility. The instrument carried an initial notional amount of $100.0 million, thereby hedging the first $100.0 million of borrowings under the credit facility. The instrument effectively fixes the LIBOR component of the credit facility borrowings at a monthly rate of 2.71%. As of December 31, 2020, the Company has recorded a liability of $7.3 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive loss. See Note 3 and Note 7 of the Notes to Consolidated and Combined Financial Statements.
Stock-Based Compensation
We have a stock-based compensation plan for our directors, officers, and employees. See Note 13 of the Notes to Consolidated and Combined Financial Statements.
Employee Retirement Plans
In 2020, we sponsored an employee savings plan under the 401(k) plan that covered substantially all employees and included a company matching contribution with the investment of the funds directed by the participants. The Company also contributed to a multiemployer defined benefit pension plan under the terms of a collective-bargaining agreement that covered certain union-represented employees at one of our facilities. See Note 11 of the Notes to Consolidated and Combined Financial Statements.

Contractual Obligations and Commercial Commitments
As of December 31, 2020, we had the following contractual obligations and commercial commitments:

		Payments Due by Period
Contractual Obligations and Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Debt	$249.1	$4.7	$16.0	$228.4	$—
Operating leases	25.7	5.8	6.4	4.6	8.9
Obligations for purchase of goods and services	179.7	160.4	18.9	0.4	—
Total	$454.5	$170.9	$41.3	$233.4	$8.9
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
On an on-going basis, management evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Construction Products
The Construction Products segment recognizes substantially all revenue when the customer has accepted the product and legal title of the product has passed to the customer.
Engineered Structures
Within the Engineered Structures segment, revenue is recognized for our wind tower, certain utility structure, and certain storage tank product lines over time as the products are manufactured using an input approach based on the costs incurred relative to the total estimated costs of production. We recognize revenue over time for these products as they are highly customized to the needs of an individual customer resulting in no alternative use to the Company if not purchased by the customer after the contract is executed, and we have the right to bill the customer for our work performed to date plus at least a reasonable profit margin for work performed. For all other products, revenue is recognized when the customer has accepted the product and legal title of the product has passed to the customer.
Transportation Products
The Transportation Products segment recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.
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
Goodwill
Goodwill is required to be tested for impairment annually, or on an interim basis whenever events or circumstances change indicating that the carrying amount of the goodwill might be impaired. The quantitative goodwill impairment test is assessed at the “reporting unit” level by comparing the reporting unit's estimated fair value with the carrying amount of its net assets. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized. The goodwill impairment is measured as the excess of the reporting unit's carrying value over its fair value, not to exceed the amount of goodwill allocated to the reporting unit. The estimates and judgments that most significantly affect the fair value calculations are assumptions, consisting of level three inputs, related to revenue and operating profit growth, discount rates, and exit multiples. Based on the Company's annual goodwill impairment test, performed at the reporting unit level as of December 31, 2020, the Company concluded that no impairment charges were determined to be necessary and that none of the reporting units evaluated were at risk of failing the goodwill impairment test. A reporting unit is considered to be at risk if its estimated fair value does not exceed the carrying value of its net assets by 10% or more. See Note 1 and Note 6 of the Notes to Consolidated and Combined Financial Statements.
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
At December 31, 2020, the Company had $20.8 million federal consolidated net operating loss carryforwards, primarily from businesses acquired, and $0.9 million of tax-effected state loss carryforwards remaining. In addition, the Company had $52.5 million of foreign net operating loss carryforwards that will begin to expire in the year 2022. We have established a valuation allowance for state and foreign tax operating losses and credits that we have estimated may not be realizable.

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
The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign-sourced earnings. During the year ended December 31, 2018, we finalized the accounting for the enactment of the Act and recorded an additional $1.5 million benefit, primarily as a result of the true-up of our deferred taxes.
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
•our ability to identify, consummate, or integrate acquisitions of new businesses or products;
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
•the improper use of social and other digital media to disseminate false, misleading and/or unreliable or inaccurate information about the Company or demonstrate actions that negatively reflect on the Company;
•if the Company's ESG efforts are not favorably received by stockholders;
•if the Company does not realize some or all of the benefits expected to result from the Separation, or if such benefits are delayed;
•if the distribution of shares of Arcosa resulting from the Separation, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, the Company's stockholders at the time of the distribution and the Company could be subject to significant tax liability; and
•if the Separation does not comply with state fraudulent conveyance laws and legal dividend requirements.

Any forward-looking statement speaks only as of the date on which such statement is made. Arcosa undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. For a discussion of risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see Item 1A, “Risk Factors” included elsewhere herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate revolving credit and term loan facility. As of December 31, 2020, we had $100.0 million of outstanding loans borrowed under the revolving credit facility. As our interest rate swap hedges the first $100 million of borrowings under the revolving credit facility, these borrowings are fully hedged against any increases in interest rates as of the end of the year. At December 31, 2019, borrowings under the revolving credit facility were fully hedged against any increases in interest rates. As of December 31, 2020, we had a remaining balance of $149.1 million on the term loan advanced in January 2020. If interest rates average one percentage point more in fiscal year 2021 than they did during 2020, our interest expense would increase by $1.5 million.
In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2020 was $148.4 million. The impact of such market risk exposures as a result of foreign exchange rate fluctuations has not been significant to Arcosa. See Note 9 of the Consolidated and Combined Financial Statements.

Item 8. Financial Statements and Supplementary Data.

Arcosa, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Arcosa, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arcosa, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated and combined statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated and combined financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill

Description of the Matter
At December 31, 2020, the Company’s goodwill was $794.0 million and represented 30% of total assets. As discussed in Note 1 of the financial statements, goodwill is required to be tested for impairment annually, or on an interim basis whenever events or circumstances change, indicating that the carrying amount of the goodwill might be impaired.
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

Accounting for acquisitions

Description of the Matter
As described in Note 2 “Acquisitions and Divestitures”, the Company completed seven acquisitions during 2020 for total net consideration of $474.7 million, with the largest of these acquisitions for net consideration of $296.8 million. The transactions were accounted for as business combinations.
Auditing the Company's acquisition accounting was complex due to the significant estimations used by management in determining the fair values of mineral reserves and intangible assets, including customer relationships and permits, all of which utilize prospective financial information. The Company valued mineral reserves, customer relationships and permits using the multi-period excess earnings model. The significant assumptions used in this model included attrition rate, weighted average cost of capital and certain assumptions that form the basis of the forecasted results (i.e. revenue growth rates and EBITDA margin). The significant assumptions used in the valuation of the mineral reserves and intangible assets are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for the acquisitions. For example, we tested controls over management’s review of the valuation methods and significant underlying assumptions used in the valuation of mineral reserves and for each identified intangible asset.
To test the estimated fair value of mineral reserves and intangible assets, we performed audit procedures assisted by our valuation specialists that included, among others, evaluating the Company’s selection of the valuation methodologies, evaluating the significant assumptions used by the Company’s valuation calculations and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions. For example, we performed sensitivity analyses and compared significant assumptions to industry and economic trends, to assumptions used to value similar assets in other acquisitions completed by the Company, to historical results of the acquired business and to other guideline companies within the same industry. We also evaluated the Company’s acquisition and related purchase accounting disclosures included in Note 2 “Acquisitions and Divestitures”.

/s/ ERNST & YOUNG LLP
We have served as the Company's auditor since 2015.
Dallas, Texas
February 25, 2021

Arcosa, Inc. and Subsidiaries
Consolidated and Combined Statements of Operations

	Year Ended December 31,
	2020	2019	2018
	(in millions, except per share amounts)
Revenues	$1,935.6	$1,736.9	$1,460.4
Operating costs:
Cost of revenues	1,553.6	1,404.5	1,188.4
Selling, general, and administrative expenses	223.1	179.5	153.9
Impairment charge	7.1	—	23.2
	1,783.8	1,584.0	1,365.5
Total operating profit	151.8	152.9	94.9

Interest expense	10.6	6.8	0.9
Other, net (income) expense	3.0	(0.7)	(1.0)
	13.6	6.1	(0.1)
Income before income taxes	138.2	146.8	95.0
Provision (benefit) for income taxes:
Current	22.0	16.2	(3.1)
Deferred	9.6	17.3	22.4
	31.6	33.5	19.3
Net income	$106.6	$113.3	$75.7

Net income per common share:
Basic	$2.20	$2.34	$1.55
Diluted	$2.18	$2.32	$1.54
Weighted average number of shares outstanding:
Basic	48.0	47.9	48.8
Diluted	48.5	48.4	48.9
Dividends declared per common share	$0.20	$0.20	$0.05

See accompanying Notes to Consolidated and Combined Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated and Combined Statements of Comprehensive Income

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net income	$106.6	$113.3	$75.7
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized losses arising during the period, net of tax expense (benefit) of ($1.0), ($0.7), and ($0.3)	(3.7)	(2.8)	(0.9)
Reclassification adjustments for losses included in net income, net of tax expense (benefit) of ($0.4), ($0.1), and $0.0	1.6	0.3	—
Currency translation adjustment:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of ($0.1), $0.0, and ($0.3)	(0.3)	0.5	—
Reclassification adjustments for losses included in net income, net of tax expense (benefit) of $0.0, $0.0, and $0.0	—	—	3.0
	(2.4)	(2.0)	2.1
Comprehensive income	$104.2	$111.3	$77.8

See accompanying Notes to Consolidated and Combined Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
	(in millions, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$95.8	$240.4
Receivables, net of allowance for doubtful accounts of $3.4 and $2.3	260.2	200.0
Inventories:
Raw materials and supplies	114.6	134.8
Work in process	44.4	41.7
Finished goods	117.8	106.8
	276.8	283.3
Other	32.1	33.5
Total current assets	664.9	757.2

Property, plant, and equipment, net	913.3	816.2
Goodwill	794.0	621.9
Intangibles, net	212.9	51.7
Deferred income taxes	15.4	14.3
Other assets	46.2	41.2
	$2,646.7	$2,302.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$144.1	$90.0
Accrued liabilities	115.2	119.4
Advance billings	44.7	70.9
Current portion of long-term debt	6.3	3.7
Total current liabilities	310.3	284.0

Debt	248.2	103.6
Deferred income taxes	112.7	66.4
Other liabilities	83.3	58.1
	754.5	512.1
Stockholders’ equity:
Common stock, $0.01 par value – 200.0 shares authorized at December 31, 2020; 200.0 at December 31, 2019; 48.2 shares issued and outstanding at December 31, 2020; 48.3 at December 31, 2019	0.5	0.5
Capital in excess of par value	1,694.1	1,686.7
Retained earnings	219.7	122.9
Accumulated other comprehensive loss	(22.1)	(19.7)
Treasury stock – 0.0 shares at December 31, 2020; 0.0 at December 31, 2019	—	—
	1,892.2	1,790.4
	$2,646.7	$2,302.5

See accompanying Notes to Consolidated and Combined Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated and Combined Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Operating activities:
Net income	$106.6	$113.3	$75.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	114.5	85.8	67.6
Impairment charge	7.1	—	23.2
Stock-based compensation expense	20.0	14.6	9.9
Provision for deferred income taxes	9.6	17.3	22.4
Gains on disposition of property and other assets	(6.4)	(4.0)	(1.1)
(Increase) decrease in other assets	(7.6)	(0.9)	6.4
Increase (decrease) in other liabilities	11.5	4.2	(1.7)
Other	0.8	(4.1)	(3.1)
Changes in current assets and liabilities:
(Increase) decrease in receivables	(13.5)	99.0	(80.9)
(Increase) decrease in inventories	32.6	(22.7)	(29.9)
(Increase) decrease in other current assets	1.9	(11.6)	(10.8)
Increase (decrease) in accounts payable	43.5	3.5	20.6
Increase (decrease) in advance billings	(31.6)	49.3	7.7
Increase (decrease) in accrued liabilities	(29.1)	15.1	12.5
Net cash provided by operating activities	259.9	358.8	118.5

Investing activities:
Proceeds from disposition of property and other assets	9.6	8.9	10.2
Capital expenditures	(82.1)	(85.4)	(44.8)
Acquisitions, net of cash acquired	(455.7)	(32.9)	(333.2)
Proceeds from divestitures	—	—	3.3
Net cash required by investing activities	(528.2)	(109.4)	(364.5)

Financing activities:
Payments to retire debt	(104.9)	(81.2)	(0.3)
Proceeds from issuance of debt	251.4	—	180.0
Shares repurchased	(8.0)	(11.0)	(3.0)
Dividends paid to common shareholders	(9.8)	(9.9)	—
Purchase of shares to satisfy employee tax on vested stock	(3.8)	(4.4)	(0.5)
Capital contribution from Former Parent	—	—	200.0
Net transfers to Former Parent and affiliates	—	—	(34.5)
Other	(1.2)	(1.9)	(3.1)
Net cash provided by (required by) financing activities	123.7	(108.4)	338.6
Net increase (decrease) in cash and cash equivalents	(144.6)	141.0	92.6
Cash and cash equivalents at beginning of period	240.4	99.4	6.8
Cash and cash equivalents at end of period	$95.8	$240.4	$99.4
Income tax payments for the years ended 2020, 2019, and 2018 were $36.9 million, $18.8 million, and $0.6 million, respectively.
See accompanying Notes to Consolidated and Combined Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated and Combined Statements of Stockholders’ Equity

		Common Stock					Treasury Stock
	Former Parent's Net Investment	Shares	$0.01 Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Total Stockholders’ Equity
		(in millions, except par value)
Balances at December 31, 2017	$1,427.7	—	$—	$—	$—	$(19.8)	—	$—	$1,407.9
Cumulative effect of adopting new accounting standards	(4.0)	—	—	—	—	—	—	—	(4.0)
Net income	53.8	—	—	—	21.9	—	—	—	75.7
Other comprehensive income	—	—	—	—	—	2.1	—	—	2.1
Capital contribution from Former Parent	200.0	—	—	—	—	—	—	—	200.0
Net transfers from Former Parent and affiliates	(1.2)	—	—	—	—	—	—	—	(1.2)
Distribution by Former Parent	(1,684.6)	48.8	0.5	1,684.1	—	—	—	—	—
Cash dividends on common stock	—	—	—	—	(2.4)	—	—	—	(2.4)
Restricted shares, net	8.3	—	—	1.6	—	—	—	(0.5)	9.4
Shares repurchased	—	—	—	—	—	—	(0.1)	(3.0)	(3.0)
Balances at December 31, 2018	$—	48.8	$0.5	$1,685.7	$19.5	$(17.7)	(0.1)	$(3.5)	$1,684.5
Net income	—	—	—	—	113.3	—	—	—	113.3
Other comprehensive loss	—	—	—	—	—	(2.0)	—	—	(2.0)
Cash dividends on common stock	—	—	—	—	(9.9)	—	—	—	(9.9)
Restricted shares, net	—	0.2	—	16.0	—	—	(0.2)	(5.7)	10.3
Shares repurchased	—	—	—	—	—	—	(0.4)	(11.0)	(11.0)
Retirement of treasury stock	—	(0.7)	—	(20.2)	—	—	0.7	20.2	—
Other	—	—	—	5.2	—	—	—	—	5.2
Balances at December 31, 2019	$—	48.3	$0.5	$1,686.7	$122.9	$(19.7)	—	$—	$1,790.4
Net income	—	—	—	—	106.6	—	—	—	106.6
Other comprehensive loss	—	—	—	—	—	(2.4)	—	—	(2.4)
Cash dividends on common stock	—	—	—	—	(9.8)	—	—	—	(9.8)
Restricted shares, net	—	0.3	—	23.3	—	—	(0.2)	(7.1)	16.2
Shares repurchased	—	—	—	—	—	—	(0.2)	(8.0)	(8.0)
Retirement of treasury stock	—	(0.4)	—	(15.1)	—	—	0.4	15.1	—
Other	—	—	—	(0.8)	—	—	—	—	(0.8)
Balances at December 31, 2020	$—	48.2	$0.5	$1,694.1	$219.7	$(22.1)	—	$—	$1,892.2

See accompanying Notes to Consolidated and Combined Financial Statements.

Arcosa, Inc. and Subsidiaries
Notes to Consolidated and Combined Financial Statements
Note 1. Overview and Summary of Significant Accounting Policies
Basis of Presentation
Arcosa, Inc. and its consolidated subsidiaries (“Arcosa,” the “Company,” “we,” or “our”), headquartered in Dallas, Texas, is a provider of infrastructure-related products and solutions with leading brands serving construction, engineered structure, and transportation markets in North America. Arcosa is a Delaware corporation and was incorporated in 2018 in connection with the separation (the “Separation”) of Arcosa from Trinity Industries, Inc. (“Trinity” or “Former Parent”) on November 1, 2018 as an independent, publicly-traded company, listed on the New York Stock Exchange.
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
Relationship with Former Parent and Related Entities
Prior to the Separation, Arcosa was managed and operated in the normal course of business with other business units of Trinity. The accompanying combined financial results for periods prior to the Separation include sales and purchase transactions with Trinity and its subsidiaries in addition to certain shared costs which have been allocated to Arcosa and reflected as expenses in the Combined Statements of Operations. Transactions and allocations between Trinity and Arcosa are reflected in equity in the Combined Statement of Stockholders' Equity as Former Parent's net investment and in the Combined Statements of Cash Flows as a financing activity in Net transfers from/(to) Former Parent and affiliates. All transactions and allocations between Trinity and Arcosa prior to the Separation have been deemed paid between the parties, in cash, in the period in which the transaction or allocation was recorded in the Combined Financial Statements. Disbursements and cash receipts were made through centralized accounts payable and cash collection systems, respectively, which were operated by Trinity. As cash was disbursed and received by Trinity, it was accounted for by Arcosa through the Former Parent's net investment account. Allocations of current income taxes receivable or payable prior to the Separation were deemed to have been remitted to Arcosa or Trinity, respectively, in cash, in the period to which the receivable or payable applies.
Corporate Costs/Allocations
The combined financial results include an allocation of costs related to certain corporate functions incurred by Trinity for services that are provided to or on behalf of Arcosa. Corporate costs have been allocated to Arcosa using methods management believes are consistent and reasonable. Such cost allocations to Arcosa consist of (1) shared service charges and (2) corporate overhead costs. Shared service charges consist of monthly charges to each Trinity business unit for certain corporate functions such as information technology, human resources, and legal based on usage rates and activity units. Corporate overhead costs consist of costs not previously allocated to Trinity's business units and were allocated to Arcosa based on an analysis of each cost function and the relative benefits received by Arcosa for each of the periods. Corporate overhead costs allocated to Arcosa prior to the Separation totaled $26.0 million for the ten months ended October 31, 2018. Corporate overhead costs are included in selling, general, and administrative expenses in the accompanying Consolidated and Combined Statements of Operations. Also see Note 4 Segment Information.

The Consolidated and Combined Financial Statements of Arcosa for the year ended December 31, 2018 may not include all of the actual expenses that would have been incurred had we operated as a standalone company during the periods presented and may not reflect our combined results of operations, financial position, and cash flows had we operated as a standalone company during the period. Actual costs that would have been incurred if we had operated as a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. We also may incur additional costs associated with being a standalone, independent, publicly-traded company that were not included in the expense allocations and, therefore, would result in additional costs that are not reflected in our historical results of operations, financial position, and cash flows.
Other Transactions with Trinity Businesses
For the year ended December 31, 2018, the Company had sales to Trinity businesses of $160.3 million and purchases from Trinity businesses of $44.5 million. Subsequent to the Separation, Trinity is no longer considered a related entity.
Stockholders' Equity
In December 2020, the Company’s Board of Directors (the “Board”) authorized a new $50 million share repurchase program effective January 1, 2021 through December 31, 2022. The new program replaced the previous program which expired on December 31, 2020. Under the previous program, the Company repurchased 184,772 shares at a cost of $8.0 million during the year ended December 31, 2020. During the year ended December 31, 2019, the Company repurchased 361,442 shares at a cost of $11.0 million.
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
Construction Products
The Construction Products segment recognizes substantially all revenue when the customer has accepted the product and legal title of the product has passed to the customer.
Engineered Structures
Within the Engineered Structures segment, revenue is recognized for our wind tower, certain utility structure, and certain storage tank product lines over time as the products are manufactured using an input approach based on the costs incurred relative to the total estimated costs of production. We recognize revenue over time for these products as they are highly customized to the needs of an individual customer resulting in no alternative use to the Company if not purchased by the customer after the contract is executed, and we have the right to bill the customer for our work performed to date plus at least a reasonable profit margin for work performed. As of December 31, 2020 and 2019, we had a contract asset of $82.8 million and $50.8 million, respectively, which is included in receivables, net of allowance, within the Consolidated Balance Sheets. The increase in the contract asset in 2020 is attributed to an increase in finished structures that had not yet been delivered to customers. For all other products, revenue is recognized when the customer has accepted the product and legal title of the product has passed to the customer.
Transportation Products
The Transportation Products segment recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.

Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of December 31, 2020 and the percentage of the outstanding performance obligations as of December 31, 2020 expected to be delivered during 2021:

	Unsatisfied performance obligations at
	December 31, 2020
	Total Amount	Percent expected to be delivered in 2021
	(in millions)
Engineered Structures:
Utility, wind, and related structures	$334.0	100%
Storage tanks	$15.6	94%

Transportation Products:
Inland barges	$175.5	100%
The remainder of the unsatisfied performance obligations for storage tanks are expected to be delivered during 2022.
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
Financial Instruments
The Company considers all highly liquid debt instruments to be cash and cash equivalents if purchased with a maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and receivables. The Company places its cash investments in bank deposits and highly-rated money market funds, and its investment policy limits the amount of credit exposure to any one commercial issuer. We seek to limit concentrations of credit risk with respect to receivables with control procedures that monitor the credit worthiness of customers, together with the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected credit losses. Receivable balances determined to be uncollectible are charged against the allowance. To accelerate the conversion to cash, the Company may sell a portion of its trade receivables to a third party. The Company has no continuing involvement or recourse related to these receivables once they are sold, and the impact of these transactions in the Company's Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018 was not significant. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.
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

Property, Plant, and Equipment
Property, plant, and equipment are stated at cost and depreciated or depleted over their estimated useful lives, primarily using the straight-line method. The estimated useful lives are: buildings and improvements - 3 to 30 years; leasehold improvements - the lesser of the term of the lease or 11 years; and machinery and equipment - 2 to 15 years. Depletion of mineral reserves is calculated based on estimated proven and probable reserves using the units-of-production method on a quarry-by-quarry basis. The costs of ordinary maintenance and repair are charged to operating costs as incurred.
Goodwill and Intangible Assets
Goodwill is required to be tested for impairment annually, or on an interim basis when events or changes in circumstances indicate the carrying amount may not be recoverable. The quantitative goodwill impairment test is assessed at the “reporting unit” level by comparing the reporting unit's estimated fair value with the carrying amount of its net assets. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized. The goodwill impairment is measured as the excess of the reporting unit's carrying value over its fair value, not to exceed the amount of goodwill allocated to the reporting unit. The estimates and judgments that most significantly affect the fair value calculations are assumptions, consisting of level three inputs, related to revenue and operating profit growth, discount rates, and exit multiples. As of December 31, 2020 and 2019, the Company's annual impairment test of goodwill was completed at the reporting unit level and no impairment charges were determined to be necessary.
Intangible assets are recorded at fair value, using level three inputs, on the date of acquisition and evaluated to determine their estimated useful life. These assets primarily consist of customer relationships and permits and are amortized using the straight-line method. The estimated useful lives for definite-lived intangible assets are: customer relationships - 5 to 15 years; permits - 10 to 29 years; and other - 1 to 10 years.
Indefinite-lived intangible assets primarily relate to an acquired trademark. These assets are not amortized but are evaluated for impairment annually, or on an interim basis when events or changes in circumstances indicate the carrying amount may not be recoverable. The impairment test compares the fair value of each asset to its carrying value using a relief from royalty method. As of December 31, 2020 and 2019, the Company's annual impairment test was completed and no impairment charges were determined to be necessary.
Long-lived Assets
The Company evaluates the carrying value of long-lived assets to be held and used, including property, plant, and equipment and definite-lived intangibles, for potential impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. The carrying value of long-lived assets to be held and used is considered impaired only when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the assets is less than their carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced by the estimated cost to dispose of the assets.
The Company recorded impairment charges of $7.1 million during the year ended December 31, 2020 related to assets that were disposed of during the year. No impairment charges were recognized during the year ended December 31, 2019. See Note 2 Acquisitions and Divestitures for discussion of the impairment charge recorded during the year ended December 31, 2018 on businesses that were subsequently divested.
Workers’ Compensation
The Company is effectively self-insured for workers’ compensation claims. A third-party administrator is used to process claims. We accrue our workers' compensation liability based upon independent actuarial studies.
Warranties
The Company provides various express, limited product warranties that generally range from 1 to 5 years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical, accepted claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assesses the adequacy of the resulting reserves on a quarterly basis. As of December 31, 2020 and 2019, the Company's accrual for warranty costs was $3.1 million and $2.6 million, respectively, which is included in accrued liabilities within the Consolidated Balance Sheets.

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
The primary impact of adopting the standard is a change in the timing of revenue recognition for our wind towers, certain utility structures, and certain storage tank product lines within our Engineered Structures segment. Previously, the Company recognized revenue when the product was delivered. Under ASU 2014-09, revenue is recognized over time as the products are manufactured. Revenue recognition policies in our other business segments remain substantially unchanged.
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
Effective as of January 1, 2020, the Company adopted Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses”, (“ASU 2016-13”), which amends the existing accounting guidance for recognizing credit losses on financial assets and certain other instruments not measured at fair value through net income, including financial assets measured at amortized cost, such as trade receivables and contract assets. ASU 2016-13 replaces the existing incurred loss impairment model with an expected credit loss model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the asset. The adoption of this guidance did not have a material effect on the Company’s Consolidated and Combined Financial Statements.

Recently issued accounting pronouncements not adopted as of December 31, 2020
In December 2019, the FASB issued Accounting Standards Updated No. 2019-12, “Simplifying the Accounting for Income Taxes”, (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes. ASU 2019-12 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. We do not expect this standard to have a material impact on our Consolidated Financial Statements.
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-04, “Reference Rate Reform” (“ASU 2020-04”) which provides optional guidance for contract modifications, hedging accounting, and other transactions associated with the transition from reference rates that are expected to be discontinued. ASU 2020-04 is effective for all entities upon issuance through December 31, 2022. We are still evaluating the impact of adoption, but do not expect the guidance to have a material impact on our Consolidated Financial Statements.
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
Reclassifications
Certain prior year balances have been reclassified in the Consolidated and Combined Financial Statements to conform with the 2020 presentation.

Note 2. Acquisitions and Divestitures
The Company's acquisition and divestiture activities are summarized below:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Acquisitions:
Purchase price	$474.7	$39.2	$334.1
Net cash paid	$455.7	$32.9	$333.2
Goodwill recorded	$172.1	$12.6	$120.9

2020 Acquisitions
Cherry Industries, Inc.
On January 6, 2020, we completed the stock acquisition of Cherry Industries, Inc. and affiliated entities (“Cherry”), a leading producer of natural and recycled aggregates in the Houston, Texas market which is included in our Construction Products segment. The purchase price of $296.8 million was funded with a combination of cash on-hand, advances under a new $150.0 million five-year term loan, and future payments to the seller for a net cash paid of $284.1 million during the year ended December 31, 2020. See Note 7 Debt for additional information on our credit facility. Non-recurring transaction and integration costs incurred related to the Cherry acquisition were approximately $3.0 million during the year ended December 31, 2020 and approximately $0.5 million during the year ended December 31, 2019. The acquisition was recorded as a business combination with valuations of the assets acquired and liabilities at their acquisition date fair value using level three inputs, defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The following table represents our final purchase price allocation as of December 31, 2020:

December 31, 2020
(in millions)
Accounts receivable	$30.5
Inventories	11.8
Property, plant, and equipment	58.8
Mineral reserves	17.2
Goodwill	133.3
Customer relationships	62.1
Permits	25.4
Other assets	4.3
Accounts payable	(7.5)
Accrued liabilities	(4.9)
Deferred taxes	(32.7)
Other liabilities	(1.5)
Total net assets acquired	$296.8

The goodwill acquired, none of which is tax deductible, primarily relates to Cherry's market position and existing workforce. The customer relationship intangibles and permits were assigned weighted average useful lives of 14.9 years and 19.8 years, respectively. Revenues and operating profit included in the Consolidated Statement of Operations from the date of the acquisition were approximately $173.2 million and $25.2 million, respectively, during the year ended December 31, 2020.
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

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in millions)
Revenues	$1,935.6	$1,916.9
Income before income taxes	$144.5	$163.8
Other Acquisitions - 2020
In March 2020, we completed the acquisition of certain assets and liabilities of a traffic structures business in our Engineered Structures segment for a total purchase price of $25.5 million. The acquisition was recorded as a business combination based on preliminary valuations of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs. The valuation resulted in the recognition of $10.0 million of goodwill in our Engineered Structures segment. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level.
In June 2020, we completed the acquisition of certain assets and liabilities of a concrete poles business in our Engineered Structures segment. The purchase price of the acquisition was not significant.

In July 2020, we completed the acquisition of certain assets and liabilities of a telecommunication structures business in our Engineered Structures segment for a total purchase price of $27.8 million. The acquisition was recorded as a business combination based on preliminary valuations of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs. The valuation resulted in the recognition of $8.5 million of goodwill in our Engineered Structures segment. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level.
In August 2020, we completed the acquisition of certain assets and liabilities of a natural aggregates business in our Construction Products segment for a total purchase price of $25.8 million. The acquisition was recorded as a business combination based on preliminary valuations of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs. The valuation resulted in the recognition of $8.7 million of goodwill in our Construction Products segment. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level.
In October 2020, we completed the stock acquisition of Strata Materials, LLC (“Strata”), a leading provider of natural and recycled aggregates in the Dallas-Fort Worth, Texas area, which is included in our Construction Products segment for a total purchase price of $87.0 million. The acquisition was recorded as a business combination based on preliminary valuations of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs. The preliminary valuation resulted in the recognition of $48.2 million of permits with an initial weighted average useful life of 22.8 years and $7.4 million of goodwill in our Construction Products segment. The remaining assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level. Adjustments to the preliminary purchase price allocation could be material to the purchase price allocation, particularly with respect to our preliminary estimates of identified intangible assets.
In October 2020, we also completed the acquisition of certain assets and liabilities of a traffic structures business in our Engineered Structures segment. The purchase price of the acquisition was not significant.
2019 Acquisitions
In June 2019, we completed the acquisition of certain assets and liabilities of an inland barge components business within our Transportation Products segment. We also completed the acquisition of certain assets and liabilities of a natural aggregates business in our Construction Products segment. The total purchase price for the businesses acquired was $27.6 million, a portion of which includes estimated royalties to be paid to the seller of the natural aggregates business over the next 10 years. The acquisitions were recorded as business combinations with the assets acquired and liabilities assumed recorded at their acquisition date fair value using level three inputs. The valuation resulted in the recognition of $10.4 million of goodwill in our Transportation Products segment and $1.6 million of goodwill in our Construction Products segment. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level.
In August 2019, we completed acquisitions of certain assets and liabilities of two natural aggregates businesses in our Construction Products segment for a total purchase price of $9.4 million. The acquisitions were recorded as business combinations with the assets acquired and liabilities assumed recorded at their acquisition date fair value using level three inputs. The valuation resulted in the recognition of $1.1 million of goodwill in our Construction Products segment. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level.
2018 Acquisitions
ACG Materials
On December 5, 2018, we completed the stock acquisition of ACG Materials (“ACG”), a producer of specialty materials and aggregates which is included in our Construction Products segment. The purchase price of $309.1 million was funded with a combination of cash on-hand and a $180.0 million borrowing under the Company's credit facility. Acquisition-related transaction costs incurred after the Separation were insignificant. Costs incurred by the Former Parent prior to the Separation were included in the allocation of corporate costs in accordance with the methodology described in Note 1.

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
The following table represents the unaudited pro-forma consolidated operating results of the Company as if the ACG acquisition had been completed on January 1, 2017. The unaudited pro-forma information makes certain adjustments to depreciation, depletion, and amortization expense to reflect the fair value recognized in the purchase price allocation, as well as to align ACG's capital structure and debt financing with that of the Company at the acquisition date. As a measure of unaudited pro-forma earnings, we have presented income before income taxes because our effective tax rates for 2018 and 2017 were impacted by one-time effects of the Tax Cuts and Jobs Act that would be impracticable to calculate for ACG. The unaudited pro-forma information should not be considered indicative of the results that would have occurred if the acquisition had been completed on January 1, 2017, nor is such unaudited pro-forma information necessarily indicative of future results.

	Year Ended December 31, 2018	Year Ended December 31, 2017
	(in millions)
Revenues	$1,604.1	$1,594.4
Income before income taxes	$97.6	$133.6
Other Acquisitions - 2018
In March 2018, we completed the acquisition of certain assets of an inland barge business with a purchase price and net cash paid of $25.0 million. The acquisition was recorded as a business combination based on valuations of the acquired assets and liabilities at their acquisition date fair value using level three inputs. The valuation resulted in the recognition of $9.5 million of goodwill in our Transportation Products segment. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated and combined or segment level. During the twelve months ended December 31, 2020, the Company scrapped certain unusable non-operating assets acquired resulting in an impairment charge of $4.5 million.
Divestitures
During the fourth quarter of 2018, the Company completed the divestiture of certain businesses whose revenues were included in the storage tanks component of the Engineered Structures segment. The net proceeds from these divestitures were not significant. Prior to the sales, the Company recognized a pre-tax impairment charge of $23.2 million on these businesses.
We have concluded that the divestiture of these businesses did not represent a strategic shift that would result in a material effect on our operations and financial results; therefore, these disposals have not been reflected in discontinued operations in our Consolidated and Combined Financial Statements.
There was no divestiture activity during the years ended December 31, 2020 and December 31, 2019.

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents	$27.1	$—	$—	$27.1
Total assets	$27.1	$—	$—	$27.1

Liabilities:
Interest rate hedge(1)	$—	$7.3	$—	$7.3
Contingent consideration(2)	—	—	9.8	9.8
Total liabilities	$—	$7.3	$9.8	$17.1

	Fair Value Measurement as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents	$155.3	$—	$—	$155.3
Total assets	$155.3	$—	$—	$155.3

Liabilities:
Interest rate hedge(1)	$—	$4.3	$—	$4.3
Contingent consideration(2)	—	—	6.4	6.4
Total liabilities	$—	$4.3	$6.4	$10.7

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

Engineered Structures. The Company renamed this segment as of December 31, 2020 from Energy Equipment to better reflect the products delivered. There have been no changes to the businesses that have historically comprised this segment. The Engineered Structures segment manufactures and sells engineered structures primarily for infrastructure businesses, including utility structures for electricity transmission and distribution, structural wind towers, traffic structures, and telecommunication structures. These products share similar manufacturing competencies and steel sourcing requirements, and can be manufactured across our North American footprint. The segment also manufactures storage and distribution tanks.
Transportation Products. The Transportation Products segment manufactures and sells products for the inland waterway and rail transportation industries including barges, barge-related products, axles, and couplers.
The financial information for these segments is shown in the tables below. We operate principally in North America.
Year Ended December 31, 2020

	Revenues	Operating Profit (Loss)	Assets	Depreciation, Depletion, & Amortization	Capital Expenditures

Aggregates and specialty materials	$529.4
Other	64.2
Construction Products	593.6	$74.7	$1,207.9	$60.1	$33.8

Utility, wind, and related structures	695.2
Storage tanks	182.5
Engineered Structures	877.7	80.2	1,028.5	31.5	32.9

Inland barges	378.3
Steel components	88.2
Transportation Products	466.5	54.6	276.1	18.0	13.9

Segment Totals before Eliminations and Corporate	1,937.8	209.5	2,512.5	109.6	80.6
Corporate	—	(57.7)	134.2	4.9	1.5
Eliminations	(2.2)	—	—	—	—
Consolidated Total	$1,935.6	$151.8	$2,646.7	$114.5	$82.1

 Year Ended December 31, 2019

	Revenues	Operating Profit (Loss)	Assets	Depreciation, Depletion, & Amortization	Capital Expenditures

Aggregates and specialty materials	$364.7
Other	75.0
Construction Products	439.7	$52.7	$785.0	$38.0	$30.2

Utility, wind, and related structures	625.4
Storage tanks	211.2
Engineered Structures	836.6	100.7	934.9	27.9	25.0

Inland barges	293.9
Steel components	171.8
Transportation Products	465.7	46.8	316.5	16.3	21.8

Segment Totals before Eliminations and Corporate	1,742.0	200.2	2,036.4	82.2	77.0
Corporate	—	(47.3)	266.1	3.6	8.4
Eliminations	(5.1)	—	—	—	—
Consolidated Total	$1,736.9	$152.9	$2,302.5	$85.8	$85.4

Year Ended December 31, 2018

	Revenues	Operating Profit (Loss)	Assets	Depreciation, Depletion, & Amortization	Capital Expenditures

Aggregates and specialty materials	$217.9
Other	74.4
Construction Products	292.3	$50.4	$769.8	$21.9	$17.2

Utility, wind, and related structures	582.9
Storage tanks	197.2
Engineered Structures	780.1	28.6	976.2	29.7	16.0

Inland barges	170.2
Steel components	221.2
Transportation Products	391.4	48.4	305.0	15.5	10.3

All Other	—	(0.1)	—	—	—

Segment Totals before Eliminations and Corporate	1,463.8	127.3	2,051.0	67.1	43.5
Corporate	—	(32.1)	121.2	0.5	1.3
Eliminations	(3.4)	(0.3)	—	—	—
Combined Total	$1,460.4	$94.9	$2,172.2	$67.6	$44.8
Corporate assets are composed of cash and cash equivalents, certain property, plant, and equipment, and other assets. Capital expenditures exclude amounts paid for business acquisitions but include amounts paid for the acquisition of land and reserves in our Construction Products segment.
Revenues from one customer included in the Engineered Structures segment constituted 15.3%, 18.2%, and 19.4% of consolidated or combined revenues for the years ended December 31, 2020, 2019, and 2018, respectively.
Revenues and operating profit for our Mexico operations for the years ended December 31, 2020, 2019, and 2018 are presented below. Our Canadian operations were not significant in relation to the Consolidated Financial Statements.

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Mexico:
Revenues:
External	$135.3	$110.1	$108.2
Intercompany	60.6	88.0	82.3
	$195.9	$198.1	$190.5

Operating profit (loss)	$(0.4)	$4.8	$(11.0)
Total assets and long-lived assets for our Mexico operations as of December 31, 2020 and 2019 are presented below:

	Total Assets		Long-Lived Assets
	December 31,
	2020	2019	2020	2019
	(in millions)
Mexico	$188.6	$202.2	$89.9	$85.5

Note 5. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of December 31, 2020 and 2019.

	December 31, 2020	December 31, 2019
	(in millions)
Land	$139.2	$120.4
Mineral reserves	249.9	211.0
Buildings and improvements	302.3	280.5
Machinery and other	853.6	755.7
Construction in progress	49.6	38.6
	1,594.6	1,406.2
Less accumulated depreciation and depletion	(681.3)	(590.0)
	$913.3	$816.2
We did not capitalize any interest expense as part of the construction of facilities and equipment during 2020 or 2019.
We estimate the fair market value of properties not currently in use based on the location and condition of the properties, the fair market value of similar properties in the area, and the Company's experience selling similar properties in the past. As of December 31, 2020, the Company had non-operating plants with a net book value of $32.8 million. Our estimated fair value of these assets exceeds their book value.

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill by segment is as follows:

	December 31, 2020	December 31, 2019
	(in millions)
Construction Products	$320.0	$166.2
Engineered Structures	437.0	416.9
Transportation Products	37.0	38.8
	$794.0	$621.9
The increase in goodwill for Construction Products during the year ended December 31, 2020 is due to recently completed acquisitions, including Cherry and Strata. The increase in the goodwill for Engineered Structures during the year ended December 31, 2020 is due to recently completed acquisitions. The decrease in the goodwill for Transportation Products during the year ended December 31, 2020 is due to a refinement of the purchase price allocation of a recent acquisition. See Note 2 Acquisitions and Divestitures.
Intangible Assets
Intangibles, net consisted of the following:

	December 31, 2020	December 31, 2019
	(in millions)
Intangibles with indefinite lives - Trademarks	$34.1	$34.1

Intangibles with definite lives:
Customer relationships	123.8	30.7
Permits	73.6	—
Other	8.1	13.9
	205.5	44.6
Less accumulated amortization	(26.7)	(27.0)
	178.8	17.6
Intangible assets, net	$212.9	$51.7

Total amortization expense from intangible assets was $12.6 million, $3.4 million, and $4.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. Expected future amortization expense of intangibles as of December 31, 2020 is as follows:

Amortization Expense
(in millions)
2021	16.6
2022	14.0
2023	14.0
2024	14.0
2025	13.2
Thereafter	107.0

Note 7. Debt
The following table summarizes the components of debt as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
	(in millions)
Revolving credit facility	$100.0	$100.0
Term loan	149.1	—
Finance leases	5.6	7.3
	254.7	107.3
Less: unamortized debt issuance costs	(0.2)	—
Total debt	$254.5	$107.3
On November 1, 2018, the Company entered into a $400.0 million unsecured revolving credit facility that was scheduled to mature in November 2023. On January 2, 2020, the Company entered into an Amended and Restated Credit Agreement to increase the revolving credit facility to $500.0 million and added a term loan facility of $150.0 million, in each case with a maturity date of January 2, 2025.
The interest rates under the revolving credit facility and term loan are variable based on LIBOR or an alternate base rate plus a margin. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on Arcosa’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing ranges from 1.25% to 2.00% and was set at LIBOR plus 1.25% as of December 31, 2020. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.20% at December 31, 2020.
In March 2020, as a precautionary measure, the Company borrowed $100.0 million under its revolving credit facility to increase our cash position and preserve financial flexibility considering the uncertainty resulting from the COVID-19 pandemic. The Company subsequently repaid the $100.0 million during the three months ended June 30, 2020. As of December 31, 2020, we had $100.0 million of outstanding loans borrowed under the facility, and there were approximately $28.6 million of letters of credit issued, leaving $371.4 million available. Of the outstanding letters of credit as of December 31, 2020, $26.1 million are expected to expire in 2021, with the remainder in 2022. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year.
The entire term loan was advanced on January 2, 2020 in connection with the closing of the acquisition of Cherry. See Note 2 Acquisitions and Divestitures. As of December 31, 2020, the term loan had a remaining balance of $149.1 million.
The Company's revolving credit and term loan facilities require the maintenance of certain ratios related to leverage and interest coverage. As of December 31, 2020, we were in compliance with all such financial covenants. Borrowings under the credit agreement are guaranteed by certain wholly-owned subsidiaries of the Company.
The carrying value of borrowings under our revolving credit and term loan facilities approximate fair value because the interest rate adjusts to the market interest rate (Level 3 input). See Note 3 Fair Value Accounting.
As of December 31, 2020, the Company had $1.6 million of unamortized debt issuance costs related to the revolving credit facility, which are included in other assets on the Consolidated Balance Sheet.

The remaining principal payments under existing debt agreements as of December 31, 2020 are as follows:

	2021	2022	2023	2024	2025	Thereafter
	(in millions)
Revolving credit facility	$—	$—	$—	$—	$100.0	$—
Term loan	$4.7	$7.5	$8.5	$8.4	$120.0	$—
Interest rate hedges
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in 2023, to reduce the effect of changes in the variable interest rates associated with borrowings under the revolving credit facility. The instrument carried an initial notional amount of $100 million, thereby hedging the first $100 million of borrowings under the credit facility. The instrument effectively fixes the LIBOR component of the credit facility borrowings at a monthly rate of 2.71%. As of December 31, 2020, the Company has recorded a liability of $7.3 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive loss. See Note 3 Fair Value Accounting.

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
Operating Leases
The following tables present information about the amount, timing, and uncertainty of cash flows arising from the Company's operating leases as of December 31, 2020.

December 31, 2020
(in millions)
Maturity of Lease Liabilities
2021	$5.8
2022	3.7
2023	2.7
2024	2.4
2025	2.2
Thereafter	8.9
Total undiscounted operating lease payments	25.7
Less imputed interest	(4.5)
Present value of operating lease liabilities	$21.2

Balance Sheet Classification	December 31, 2020	December 31, 2019
	(in millions)
Other assets	$17.9	$15.6

Accrued liabilities	4.8	5.5
Other liabilities	16.4	13.5
Total operating lease liabilities	$21.2	$19.0

Other Information
Weighted average remaining lease term	7.9 years
Weighted average discount rate	4.8%

Operating lease costs were $7.4 million and $8.2 million during the years ended December 31, 2020 and 2019, respectively. Costs related to variable lease rates or leases with terms less than twelve months were not significant.
Cash paid for amounts included in the measurement of operating lease liabilities was $7.2 million and $7.8 million during the years ended December 31, 2020 and 2019, respectively, and is included in operating cash flows on the Consolidated Statements of Cash Flows. The additional right-of-use assets recognized as non-cash asset additions that resulted from new operating lease liabilities were $6.4 million during the year ended December 31, 2020 and were not significant during the year ended December 31, 2019.
Finance Leases
Finance leases are included in property, plant, and equipment, net and debt on the Consolidated Balance Sheets. The associated amortization expense and interest expense are included in depreciation and interest expense, respectively, on the Consolidated Statements of Operations. These leases are not material to the Consolidated Financial Statements as of December 31, 2020.

Note 9. Other, Net
Other, net (income) expense consists of the following items:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Interest income	$(0.4)	$(1.4)	$(0.4)
Foreign currency exchange transactions	3.6	1.5	(0.2)
Other	(0.2)	(0.8)	(0.4)
Other, net (income) expense	$3.0	$(0.7)	$(1.0)

Note 10. Income Taxes
The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Current:
Federal	$16.6	$7.6	$(5.4)
State	6.9	3.0	0.8
Foreign	(1.5)	5.6	1.5
Total current	22.0	16.2	(3.1)
Deferred:
Federal:
Effect of Tax Cuts and Jobs Act	—	—	(1.5)
Other	11.3	22.6	24.8
	11.3	22.6	23.3
State	(0.9)	(0.6)	5.4
Foreign	(0.8)	(4.7)	(6.3)
Total deferred	9.6	17.3	22.4
Provision	$31.6	$33.5	$19.3

The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Year Ended December 31,
	2020	2019	2018
Statutory rate	21.0%	21.0%	21.0%
State taxes	3.6	3.1	3.1
Changes in valuation allowances and reserves	(0.1)	(1.3)	(1.2)
Changes in tax reserves	—	(0.3)	(1.4)
Statutory depletion	(1.3)	(0.5)	(0.9)
Effect of Tax Cuts and Jobs Act	—	—	(1.6)
Prior year true-ups	(0.6)	(0.5)	(0.4)
Foreign adjustments	0.4	1.8	2.7
Currency adjustments	(1.2)	(1.2)	(0.3)
Other, net	1.1	0.7	(0.7)
Effective rate	22.9%	22.8%	20.3%

In response to the COVID-19 pandemic, on March 27, 2020 the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes certain tax relief and benefits that may impact the Company. Approximately $15 million of federal and state income tax payments deferred during the first half of the year were paid during the third quarter of 2020. As of December 31, 2020, the Company has deferred $9.7 million in payroll-related taxes in accordance with the provisions of the CARES Act.
The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-sourced earnings. During the year ended December 31, 2018, we finalized the accounting for the enactment of the Act and recorded a $1.5 million benefit, primarily as a result of the true-up of our deferred taxes. There was no additional impact to the years ended December 31, 2020 or 2019.
Income (loss) before income taxes for the December 31, 2020, 2019, and 2018 was $143.0 million, $143.6 million, and $106.6 million, respectively, for U.S. operations, and $(4.8) million, $3.2 million, and $(11.6) million, respectively, for foreign operations, principally Mexico and Canada. The Company provides deferred income taxes on the unrepatriated earnings of its foreign operations where it results in a deferred tax liability.
Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are as follows:

	December 31,
	2020	2019
	(in millions)
Deferred tax liabilities:
Depreciation, depletion, and amortization	$160.4	$109.1
Total deferred tax liabilities	160.4	109.1
Deferred tax assets:
Workers compensation and other benefits	20.3	21.6
Warranties and reserves	1.1	1.7
Tax loss carryforwards and credits	16.8	14.8
Inventory	26.1	22.7
Accrued liabilities and other	5.1	1.0
Total deferred tax assets	69.4	61.8
Net deferred tax assets (liabilities) before valuation allowances	(91.0)	(47.3)
Valuation allowances	6.3	4.8
Adjusted net deferred tax assets (liabilities)	$(97.3)	$(52.1)

At December 31, 2020, the Company had $20.8 million of federal consolidated net operating loss carryforwards, primarily from businesses acquired, and $0.9 million of tax-effected state loss carryforwards remaining. In addition, the Company had $52.5 million of foreign net operating loss carryforwards that will begin to expire in the year 2022.
We have established a valuation allowance for state and foreign tax operating losses and credits that we have estimated may not be realizable.
Income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled approximately $109.8 million as of December 31, 2020. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.
Taxing authority examinations
We have multiple federal tax return filings that are subject to examination by the Internal Revenue Service. The 2018 and 2019 tax years are open for the Arcosa, Inc. federal return and the 2017-2019 tax years are open for the ACG federal returns. We have various subsidiaries that file separate state tax returns and are subject to examination by taxing authorities at different times. The entities are generally open for their 2017 tax years and forward. We have various subsidiaries in Mexico that file separate tax returns and are subject to examination by taxing authorities at different times. The entities are generally open for their 2013 tax years and forward.
Unrecognized tax benefits
The change in unrecognized tax benefits for the years ended December 31, 2020, 2019, and 2018 was as follows:

	December 31,
	2020	2019	2018
	(in millions)
Beginning balance	$—	$0.5	$1.3
Additions for tax positions of prior years	—	—	0.1
Expiration of statute of limitations	—	(0.5)	(0.9)
Ending balance	$—	$—	$0.5
The additions for tax positions of prior years of $0.1 million for the year ended December 31, 2018, respectively, are due to foreign tax positions.
Expiration of statutes of limitations during the year ended December 31, 2019 relate to foreign tax returns. Expiration of statutes of limitations during the year ended December 31, 2018 relate to state and foreign tax returns.
The total amount of unrecognized tax benefits including interest and penalties at December 31, 2018 that would affect the Company’s effective tax rate if recognized was $0.5 million. The total amount of tax benefit including interest and penalties recognized during the year ended December 31, 2019 was due to lapses in statutes of limitations was $0.5 million.
Arcosa accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. There is were no accrued interest and penalties as of December 31, 2020, 2019, and 2018. Income tax expense for the year ended December 31, 2018 included a decrease of $0.9 million with regard to interest expense and penalties related to uncertain tax positions.

Note 11. Employee Retirement Plans
The Company sponsors defined contribution plans and defined benefit plans that provide retirement income for eligible employees and retirees of the Company. For periods prior to the Separation, the participation of employees of the Company in defined benefit plans sponsored by Trinity is reflected in the combined financial statements as though the Company participated in a multiemployer plan with Trinity. The assets and liabilities of the defined benefit plans were retained by Trinity. As of December 31, 2020, these defined benefit plans were terminated.
Prior to the Separation, the expenses of these benefit plans were allocated to Arcosa based on a review of personnel and personnel costs by business unit and funded through intercompany transactions with Trinity. A proportionate share of the cost is reflected in the combined financial statements.
In connection with the Separation, certain defined contribution sharing plans were separated into standalone plans for Arcosa and Trinity.

Total employee retirement plan expense, which includes related administrative expenses, is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Defined contribution plans	$10.6	$8.5	$8.3
Multiemployer plan	1.7	1.8	2.1
	$12.3	$10.3	$10.4
Defined Contribution Plans
Established under Internal Revenue Code Section 401(k), the Arcosa, Inc. 401(k) Plan (“401(k) Plan”) is a defined contribution plan available to all eligible employees. Participants in the 401(k) Plan are eligible to receive future retirement benefits through elected contributions and a company-funded match with the investment of the funds directed by the participants.
The Company also sponsors a fully‑funded, non-qualified deferred compensation plan. The invested assets and related liabilities of these participants were approximately $4.9 million at December 31, 2020 and $3.9 million at December 31, 2019, which are included in other assets and other liabilities on the Consolidated Balance Sheets. Distributions from the Company’s non-qualified deferred compensation plan to participants were not significant for the years ended December 31, 2020 and 2019.
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
Our participation in the multiemployer plan for the year ended December 31, 2020 is outlined in the table below. The Pension Protection Act (“PPA”) zone status at December 31, 2020 and 2019 is as of the plan years beginning January 1, 2020 and 2019, respectively, and is obtained from the multiemployer plan's regulatory filings available in the public domain and certified by the plan's actuary. Among other factors, plans in the yellow zone are less than 80% funded while plans in the red zone are less than 65% funded. Federal law requires that plans classified in the yellow or red zones adopt a funding improvement plan or a rehabilitation plan in order to improve the financial health of the plan. The Company's contributions to the multiemployer plan were less than 5% of total contributions to the plan. The last column in the table lists the expiration date of the collective bargaining agreement to which the plan is subject.

		PPA Zone Status			Contributions for Year Ended December 31,
Pension Fund	Employer Identification Number	2020	2019	Rehabilitation plan status	2020	2019	2018	Surcharge imposed	Expiration date of collective bargaining agreement
					(in millions)
Boilermaker-Blacksmith National Pension Trust	48-6168020	Yellow	Red	Implemented	$1.7	$1.8	$2.1	No	06/30/2022
Employer contributions to the multiemployer plan for the year ending December 31, 2021 are expected to be $1.9 million.
ACG Pension Plan
In connection with the acquisition of ACG in December 2018, the Company assumed the assets and liabilities related to a defined benefit pension plan. As of December 31, 2020, the plan assets totaled $3.6 million and the projected benefit obligation totaled $3.5 million, for a net over funded status of $0.1 million, which is included in other assets on the Consolidated Balance Sheet. The net pension expense for the year ended December 31, 2020 was not significant. Employer contributions for the ACG pension plan for the year ending December 31, 2021 are not expected to be significant.

Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the years ended December 31, 2020, December 31, 2019, and December 31, 2018 are as follows:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Accumulated other comprehensive loss
	(in millions)
Balances at December 31, 2017	$(19.8)	$—	$(19.8)
Other comprehensive loss, net of tax, before reclassifications	—	(0.9)	(0.9)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, $0.0, and $0.0	3.0	—	3.0
Other comprehensive income (loss)	3.0	(0.9)	2.1
Balances at December 31, 2018	(16.8)	(0.9)	(17.7)
Other comprehensive loss, net of tax, before reclassifications	0.5	(2.8)	(2.3)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, ($0.1), and ($0.1)	—	0.3	0.3
Other comprehensive income (loss)	0.5	(2.5)	(2.0)
Balances at December 31, 2019	(16.3)	(3.4)	(19.7)
Other comprehensive income (loss), net of tax, before reclassifications	(0.3)	(3.7)	(4.0)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, ($0.4), and ($0.4)	—	1.6	1.6
Other comprehensive income (loss)	(0.3)	(2.1)	(2.4)
Balances at December 31, 2020	$(16.6)	$(5.5)	$(22.1)
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
Following the Separation, outstanding awards granted to Arcosa employees under Trinity's equity incentive plans were converted based on either the shareholder method or the concentration method. The shares or units converted using the shareholder method resulted in employees retaining their restricted shares or units in Trinity common stock and receiving one restricted Arcosa share or unit for every three restricted Trinity shares or units. The units converted using the concentration method were fully converted into Arcosa units using a conversion ratio based on the Volume Weighted Average Prices (“VWAP”) of Trinity common stock for the 5 days prior to the Separation divided by the VWAP of Arcosa common stock for the 5 days following the Separation. The Arcosa units continue to vest in accordance with their original vesting schedules. There was no significant incremental stock-based compensation expense recorded as a result of the equity award conversions.
In connection with the Separation, effective November 1, 2018, the Board adopted and Trinity, in its capacity as sole shareholder of Arcosa prior to the Separation, approved, the Arcosa Inc. 2018 Stock Option and Incentive Plan (the “Plan”). The Plan provides for the grant of equity awards, including stock options, restricted stock, restricted stock units, performance shares, and other performance-based awards, to our directors, officers, and employees. The maximum number of shares of Arcosa common stock that may be issued under the Plan is 4.8 million shares, which includes the shares granted under the Trinity equity incentive plans that were converted and assumed by Arcosa as a result of the Separation.
At December 31, 2020, we had 1.9 million shares available for grant. Any equity awards that have been granted under the Plan that are subsequently forfeited, canceled, or tendered to satisfy tax withholding obligations are added back to the shares available for grant.

The cost of employee services received in exchange for awards of equity instruments is referred to as share-based payments and is based on the grant date fair-value of those awards. Stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for share-based awards. The Company recognizes compensation expense for both the Arcosa awards and Trinity awards held by our employees. Stock-based compensation totaled $20.0 million, $14.6 million, and $9.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.
The income tax benefit related to stock-based compensation expense was $2.6 million, $2.7 million, and $2.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Equity Awards
Equity awards outstanding as of December 31, 2020 consist of restricted stock, restricted stock units, and performance units and generally vest for periods ranging from 1 to 15 years from the date of grant. Certain equity awards vest in their entirety upon the employee's retirement from the Company and may take into consideration the employee's age and years of service to the Company, as defined more specifically in the Company's award agreements. Equity awards granted to non-employee directors under the Plan generally vest one year from the grant date and are released at that time, in the case of restricted stock, or upon completion of the directors' service to the Company, in the case of restricted stock units. Expense related to equity awards issued to eligible employees and directors under the Plan is recognized ratably over the vesting period or to the date on which retirement eligibility is achieved, if shorter. Performance units vest and settle in shares of our common stock following the end of a three-year performance period contingent upon the achievement of specific performance goals during the performance period and certification by the Human Resources Committee of the Board of the achievement of the performance goals. Performance units are granted to employees based upon a target level of performance; however, depending upon the achievement of the performance goals during the performance period, performance units may be issued at an amount between 0% and 200% of the target level. Expense related to performance units is recognized ratably over the vesting period. Forfeitures are recognized as reduction to expense in the period in which they occur.
The activity for equity awards held by Arcosa employees for the year ended December 31, 2020 was as follows:

	Arcosa Equity Awards Held by Arcosa Employees	Trinity Equity Awards Held by Arcosa Employees	Weighted Average Grant-Date Fair Value per Award
Equity awards outstanding at December 31, 2019	1,224,668	823,985	$24.20
Granted	497,814	—	34.48
Vested	(252,112)	(147,841)	24.48
Forfeited	(57,580)	(22,313)	26.49
Equity awards outstanding at December 31, 2020	1,412,790	653,831	$26.53
At December 31, 2020, unrecognized compensation expense related to equity awards totaled $27.8 million, which will be recognized over a weighted average period of 2.5 years. The total vesting-date fair value of shares vested and released during the year ended December 31, 2020 was $11.3 million.

Note 14. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income remaining after allocation to unvested restricted shares, which includes unvested restricted shares of Arcosa stock held by employees of the Former Parent, by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted earnings per common share includes the weighted average net impact of nonparticipating unvested restricted shares. Total weighted average restricted shares were 1.7 million shares, 1.6 million shares, and 0.3 million shares, for the years ended December 31, 2020, 2019, and 2018, respectively.

The computation of basic and diluted earnings per share follows.

	Year Ended December 31, 2020
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income	$106.6
Unvested restricted share participation	(0.8)
Net income per common share – basic	105.8	48.0	$2.20
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.5
Net income per common share – diluted	$105.8	48.5	$2.18

	Year Ended December 31, 2019
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income	$113.3
Unvested restricted share participation	(1.1)
Net income per common share – basic	112.2	47.9	$2.34
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.5
Net income per common share – diluted	$112.2	48.4	$2.32

	Year Ended December 31, 2018
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income	$75.7
Unvested restricted share participation	(0.2)
Net income per common share – basic	75.5	48.8	$1.55
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.1
Net income per common share – diluted	$75.5	48.9	$1.54

Note 15. Commitments and Contingencies
The Company is involved in claims and lawsuits incidental to our business arising from various matters including commercial disputes, alleged product defect and/or warranty claims, intellectual property matters, personal injury claims, environmental issues, employment and/or workplace-related matters, and various governmental regulations. At December 31, 2020, the range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $0.3 million to $0.4 million.
The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when probable losses can be reasonably estimated. At December 31, 2020, total accruals of $1.2 million are included in accrued liabilities in the accompanying Consolidated Balance Sheet. The Company believes any additional liability from such claims and suits would not be material to its financial position or results of operations.
Arcosa is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment. The Company has reserved $1.2 million as of December 31, 2020 to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties.

On July 22, 2019, the Company was served with a breach of contract lawsuit filed by Thomas & Betts Corporation (“T&B”) against the Company and its wholly-owned subsidiary, Trinity Meyer Utility Structures, LLC, now known as Meyer Utility Structures, LLC (“Meyer”), in the Supreme Court of the State of New York, New York County. T&B’s claims relate to responsibility for alleged product warranty claims pursuant to the terms of the Asset Purchase Agreement, dated June 24, 2014, entered into by and between T&B and Meyer with respect to Meyer’s purchase of certain assets of T&B’s utility structure business. The Company and Meyer subsequently removed the litigation to federal court. The case is filed under Case No. 1:19-cv-07829-PAE; Thomas & Betts Corporation, now known as, ABB Installation Products, Inc., Plaintiff, v. Trinity Meyer Utility Structures, LLC, formerly known as McKinley 2014 Acquisition, LLC, and Arcosa, Inc., Defendants; In the United States District Court for the Southern District of New York (the “Court”). The Company and Meyer have filed a motion to dismiss T&B’s claims, and an Answer and Counterclaims against T&B. On July 30, 2020, the Court granted the Company's and Meyer's motion and dismissed T&B's claims. In its ruling, the Court likewise dismissed Meyer's counterclaims. On August 28, 2020, T&B filed its Notice of Appeal to the United States Court of Appeals for the Second Circuit. On November 9, 2020, T&B filed its Appellant’s Brief with the Appellate Court. The Company and Meyer filed its Appellees’ Brief on February 8, 2021. We intend to vigorously defend ourselves in the subsequent appeal of this matter. Based on the facts and circumstances currently known to the Company, (i) we cannot determine that a loss is probable at this time, and therefore no accrual has been included in the accompanying Consolidated Financial Statements; and (ii) a possible loss is not reasonably estimable.
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
Other commitments
Non-cancelable purchase obligations amounted to $179.7 million as of December 31, 2020, of which $132.6 million is for the purchase of raw materials and components, primarily by the Engineered Structures and Transportation Products segments.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 Framework) (“COSO”) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.
As permitted by the SEC Staff interpretive guidance for recently acquired businesses, management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of December 31, 2020 excludes an assessment of the internal control over financial reporting of the businesses acquired in during the twelve months ended December 31, 2020. Cherry represented approximately 13% of consolidated total assets and approximately 9% of consolidated revenues as of and for the year ended December 31, 2020. All other business acquired during the year and excluded from our assessment of internal controls represented approximately 6% of consolidated total assets and approximately 2% of consolidated revenues as of and for the year ended December 31, 2020. See Note 2 of the Notes to Consolidated and Combined Financial Statements.
The effectiveness of internal control over financial reporting as of December 31, 2020, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our Consolidated and Combined Financial Statements. Ernst & Young LLP's attestation report on effectiveness of our internal control over financial reporting follows.
Changes in Internal Control over Financial Reporting.
During the three months ended December 31, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Arcosa, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Arcosa, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arcosa, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
As indicated in the accompanying “Management’s Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the businesses acquired during the year ended December 31, 2020. Cherry Industries, Inc. constituted approximately 13% and 9% of total assets and total revenues as of and for the year ended December 31, 2020, respectively. All other businesses acquired during the year constituted approximately 6% and 2% of total assets and total revenues as of and for the year ended December 31, 2020, respectively. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these businesses acquired during the year ended December 31, 2020.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated and combined statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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
February 25, 2021

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Proposal 1 - Election of Class II and Class III Directors” in the Company's Proxy Statement to be filed for the 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Information About Our Executive Officers and Other Corporate Officers.” Information relating to the Board of Directors' determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407 (d)(5) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance - Board Meetings and Committees - Audit Committee” in the Company's 2021 Proxy Statement. Information regarding the Company's Audit Committee is incorporated by reference to the information set forth under the caption “Corporate Governance - Board Meetings and Committees - Audit Committee” in the Company's 2021 Proxy Statement. There were no delinquent Section 16(a) reports during 2020.
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

Item 11. Executive Compensation.
Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Company's 2021 Proxy Statement. Information concerning compensation committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in the Company's 2021 Proxy Statement. Information about the compensation committee report is incorporated by reference to the information set forth under the caption “Executive Compensation - Human Resources Committee Report” in the Company's 2021 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's 2021 Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management.”
The following table sets forth information about Arcosa common stock that may be issued under Arcosa's equity compensation plan as of December 31, 2020.
Equity Compensation Plan Information

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by security holders:
Restricted stock units and performance units	1,392,838	(1)	$—	1,909,281	(2)
Equity compensation plans not approved by security holders	—			—
Total	1,392,838			1,909,281
____________
(1)     Represents shares underlying awards that have been granted under the 2018 Stock Option and Incentive Plan (the “Incentive Plan”) (including Arcosa equity awards issued in respect of outstanding Trinity equity awards in connection with the Separation). Amounts are comprised of (a) 858,780 shares of common stock issuable upon the vesting and conversion of restricted stock units and (b) 534,058 shares of common stock issuable upon the vesting and conversion of performance units, assuming payout at target performance. The restricted stock units and performance units do not have an exercise price. The performance units are granted to employees based upon a target level; however, depending upon the achievement of certain specified goals during the performance period, performance units may be issued at an amount between 0% and 200% of the target level.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related person transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in the Company's 2021 Proxy Statement. Information regarding the independence of directors is incorporated by reference to the information set forth under the caption “Corporate Governance -Independence of Directors” in the Company's 2021 Proxy Statement.

Item 14. Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the caption “Fees of Independent Registered Public Accounting Firm for Fiscal Years 2020 and 2019” in the Company's 2021 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a) (1) Financial Statements.
See Item 8.
(2) Financial Statement Schedule.
All schedules are omitted because they are not required, not significant, not applicable, or the information is shown in the financial statements or the notes to consolidated financial statements.
(3) Exhibits.

NO.	DESCRIPTION
2.1
Separation and Distribution Agreement, dated as of October 31, 2018, by and between Trinity Industries, Inc. and Arcosa, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed November 1, 2018, File No. 001-38494)

2.2
Purchase Agreement and Plan of Merger, dated November 14, 2018, by and among Arcosa Materials, Inc., Arcosa MS1, LLC, Harrison Gypsum Holdings, LLC, H.I.G. - HGC, LLC, and H.I.G. - HGC, LLC, not individually but solely in its capacity as the Representative. (incorporated by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2018, File No. 001-38494)

2.3
Securities Purchase Agreement dated December 12, 2019 by and among Arcosa MS2, LLC and Cherry Industries, Inc. and certain affiliated real estate holding companies, the sellers set forth therein, Leonard L. Cherry in his capacity as “Sellers Representative” and Arcosa Materials, Inc. solely as buyer guarantor (incorporated by reference to Exhibit 2.3 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2019, File No. 001-38494)

3.1	Restated Certificate of Incorporation of Arcosa, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8, filed on October 31, 2018, File No. 333-228098)
3.2	Amended and Restated Bylaws of Arcosa, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2020, File No. 001-38494)
4.1	Description of Arcosa, Inc.’s Capital Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2019, File No. 001-38494)
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

*10.17
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

*10.19	Form of Restricted Stock Unit Agreement for grants commencing 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2019, File No. 001-38494)
*10.20
Form of Non-Employee Director Restricted Stock Unit Agreement for grants commencing 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 8, 2019, File No. 001-38494)

*10.21
Form of Performance-Based Restricted Stock Unit Grant Agreement for grants commencing 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 8, 2019, File No. 001-38494)

*10.22
Amendment Number One to the Arcosa, Inc. 2018 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, File No. 001-38494)

*10.23
Amendment Number One to the Arcosa, Inc. Supplemental Profit Sharing Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2019, File No. 001-38494)

10.24.1
Amended and Restated Credit Agreement dated as of January 2, 2020 by and among Arcosa, Inc., as borrower, the lenders thereto, JPMorgan Chase Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and Wells Fargo Bank, National Association and Truist Bank, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 6, 2020, File No. 001-38494)

10.24.2
Supplement to Subsidiary Guaranty dated as of May 27, 2020 by Arcosa Cherry, LLC (incorporated by reference to Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 001-38494)

10.24.3
Supplement to Subsidiary Guaranty dated as of May 27, 2020 by Cherry Industries, Inc. (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 001-38494)

10.24.4
Supplement to Subsidiary Guaranty dated as of May 27, 2020 by Cherry Crushed Concrete, Inc. (incorporated by reference to Exhibit 10.1.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 001-38494)

10.24.5	Supplement to Subsidiary Guaranty dated as of December 24, 2020 by Arcosa Materials Holdings, Inc. (filed herewith)
21	Listing of subsidiaries of Arcosa, Inc. (filed herewith)
23	Consent of Ernst & Young LLP (filed herewith)
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith)
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
95	Mine Safety Disclosure Exhibit (filed herewith)

101.INS	Inline XBRL Instance Document (filed electronically herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Antonio Carrillo	President and Chief Executive Officer and Director	February 25, 2021
Antonio Carrillo	(Principal Executive Officer)

/s/ Scott C. Beasley	Chief Financial Officer	February 25, 2021
Scott C. Beasley	(Principal Financial Officer)

/s/ Mary E. Henderson	Chief Accounting Officer	February 25, 2021
Mary E. Henderson	(Principal Accounting Officer)

/s/ Rhys J. Best	Non-Executive Chairman	February 25, 2021
Rhys J. Best

/s/ Joseph Alvarado	Director	February 25, 2021
Joseph Alvarado

/s/ David W. Biegler	Director	February 25, 2021
David W. Biegler

/s/ Jeffrey A. Craig	Director	February 25, 2021
Jeffrey A. Craig

/s/ Ronald J. Gafford	Director	February 25, 2021
Ronald J. Gafford

/s/ John W. Lindsay	Director	February 25, 2021
John W. Lindsay

/s/ Douglas L. Rock	Director	February 25, 2021
Douglas L. Rock

/s/ Melanie M. Trent	Director	February 25, 2021
Melanie M. Trent