Form 10-Q
period 2021-03-31
Arcosa, Inc.
filed 2021-04-30
CIK 1739445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At April 15, 2021 the number of shares of common stock outstanding was 48,174,182.

ARCOSA, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Arcosa, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2021	2020
	(in millions)
Revenues	$440.4	$488.2
Operating costs:
Cost of revenues	361.1	391.3
Selling, general, and administrative expenses	56.4	51.8
	417.5	443.1
Total operating profit	22.9	45.1

Interest expense	2.1	3.3
Other, net (income) expense	0.5	(0.2)
Income before income taxes	20.3	42.0

Provision for income taxes	4.4	10.4

Net income	$15.9	$31.6

Net income per common share:
Basic	$0.33	$0.65
Diluted	$0.32	$0.65
Weighted average number of shares outstanding:
Basic	48.0	47.8
Diluted	48.8	48.4
Dividends declared per common share	$0.05	$0.05

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2021	2020
	(in millions)
Net income	$15.9	$31.6
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.2 and ($0.9)	0.5	(3.4)
Reclassification adjustments for losses included in net income, net of tax expense (benefit) of ($0.1) and ($0.1)	0.4	0.2
Currency translation adjustment:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.0 and ($0.2)	0.1	(1.1)
	1.0	(4.3)
Comprehensive income	$16.9	$27.3

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$81.9	$95.8
Receivables, net of allowance	289.1	260.2
Inventories:
Raw materials and supplies	136.7	114.6
Work in process	45.0	44.4
Finished goods	107.6	117.8
	289.3	276.8
Other	37.5	32.1
Total current assets	697.8	664.9

Property, plant, and equipment, net	905.2	913.3
Goodwill	791.3	794.0
Intangibles, net	211.7	212.9
Deferred income taxes	15.2	15.4
Other assets	44.8	46.2
	$2,666.0	$2,646.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$175.7	$144.1
Accrued liabilities	102.1	115.2
Advance billings	28.6	44.7
Current portion of long-term debt	5.8	6.3
Total current liabilities	312.2	310.3

Debt	250.1	248.2
Deferred income taxes	114.1	112.7
Other liabilities	78.3	83.3
	754.7	754.5
Stockholders’ equity:
Common stock – 200.0 shares authorized	0.5	0.5
Capital in excess of par value	1,699.4	1,694.1
Retained earnings	233.2	219.7
Accumulated other comprehensive loss	(21.1)	(22.1)
Treasury stock	(0.7)	—
	1,911.3	1,892.2
	$2,666.0	$2,646.7
See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2021	2020
	(in millions)
Operating activities:
Net income	$15.9	$31.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	31.4	26.8
Stock-based compensation expense	4.7	3.7
Provision for deferred income taxes	1.3	3.2
Gains on disposition of property and other assets	(5.9)	(0.8)
(Increase) decrease in other assets	1.5	(2.4)
Increase (decrease) in other liabilities	(4.0)	0.2
Other	2.2	2.0
Changes in current assets and liabilities:
(Increase) decrease in receivables	(31.9)	(7.2)
(Increase) decrease in inventories	(14.7)	(7.9)
(Increase) decrease in other current assets	(5.4)	7.8
Increase (decrease) in accounts payable	31.6	14.0
Increase (decrease) in advance billings	(16.1)	(9.4)
Increase (decrease) in accrued liabilities	(10.2)	(20.1)
Net cash provided by operating activities	0.4	41.5

Investing activities:
Proceeds from disposition of property and other assets	9.5	5.1
Capital expenditures	(19.9)	(21.1)
Acquisitions, net of cash acquired	—	(309.4)
Net cash required by investing activities	(10.4)	(325.4)

Financing activities:
Payments to retire debt	(1.4)	(0.3)
Proceeds from issuance of debt	—	250.2
Shares repurchased	—	(2.0)
Dividends paid to common shareholders	(2.4)	(2.5)
Purchase of shares to satisfy employee tax on vested stock	(0.1)	—
Other	—	(1.2)
Net cash provided by (required by) financing activities	(3.9)	244.2
Net increase (decrease) in cash and cash equivalents	(13.9)	(39.7)
Cash and cash equivalents at beginning of period	95.8	240.4
Cash and cash equivalents at end of period	$81.9	$200.7

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at December 31, 2019	48.3	$0.5	$1,686.7	$122.9	$(19.7)	—	$—	$1,790.4
Net income	—	—	—	31.6	—	—	—	31.6
Other comprehensive loss	—	—	—	—	(4.3)	—	—	(4.3)
Cash dividends on common stock	—	—	—	(2.5)	—	—	—	(2.5)
Restricted shares, net	—	—	4.7	—	—	—	(1.0)	3.7
Shares repurchased	—	—	—	—	—	(0.1)	(2.0)	(2.0)
Other	—	—	(0.9)	—	—	—	—	(0.9)
Balances at March 31, 2020	48.3	$0.5	$1,690.5	$152.0	$(24.0)	(0.1)	$(3.0)	$1,816.0

Balances at December 31, 2020	48.2	$0.5	$1,694.1	$219.7	$(22.1)	—	$—	$1,892.2
Net income	—	—	—	15.9	—	—	—	15.9
Other comprehensive income	—	—	—	—	1.0	—	—	1.0
Cash dividends on common stock	—	—	—	(2.4)	—	—	—	(2.4)
Restricted shares, net	—	—	5.3	—	—	—	(0.7)	4.6
Balances at March 31, 2021	48.2	$0.5	$1,699.4	$233.2	$(21.1)	—	$(0.7)	$1,911.3

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
The accompanying Consolidated Financial Statements are unaudited and have been prepared from the books and records of Arcosa, Inc. and its consolidated subsidiaries. All normal and recurring adjustments necessary for a fair presentation of the financial position of the Company and the results of operations, comprehensive income/loss, and cash flows have been made in conformity with accounting principles generally accepted in the U.S. (“GAAP”). All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, including the unknown potential duration, spread, severity, and impact of the COVID-19 pandemic, Arcosa's business, financial condition, and results of operations for the three months ended March 31, 2021 may not be indicative of Arcosa's expected business, financial condition, and results of operations for the year ending December 31, 2021.
These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited Consolidated and Combined Financial Statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2020.
Stockholders' Equity
In December 2020, the Company’s Board of Directors (the “Board”) authorized a new $50 million share repurchase program effective January 1, 2021 through December 31, 2022. The new program replaced the previous program which expired on December 31, 2020. For the three months ended March 31, 2021, the Company repurchased no shares. As of March 31, 2021, the Company had a remaining authorization of $50.0 million under the program.
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
Engineered Structures
Within the Engineered Structures segment, revenue is recognized for our wind tower, certain utility structure, and certain storage tank product lines over time as the products are manufactured using an input approach based on the costs incurred relative to the total estimated costs of production. We recognize revenue over time for these products as they are highly customized to the needs of an individual customer resulting in no alternative use to the Company if not purchased by the customer after the contract is executed, and we have the right to bill the customer for our work performed to date plus at least a reasonable profit margin for work performed. As of March 31, 2021, we had a contract asset of $39.6 million related to these contracts, compared to $82.8 million at December 31, 2020, which is included in receivables, net of allowance, within the Consolidated Balance Sheets. The decrease in the contract asset is attributed to large deliveries of finished structures to customers in the first quarter. For all other products, revenue is recognized when the customer has accepted the product and legal title of the product has passed to the customer.
Transportation Products
The Transportation Products segment recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.

Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of March 31, 2021 and the percentage of the outstanding performance obligations as of March 31, 2021 expected to be delivered during the remainder of 2021:

	Unsatisfied performance obligations at March 31, 2021
	Total Amount	Percent expected to be delivered in 2021
	(in millions)
Engineered Structures:
Utility, wind, and related structures	$379.5	100%
Storage tanks	$30.7	100%

Transportation Products:
Inland barges	$133.2	91%
Substantially all unsatisfied performance obligations beyond 2021 are expected to be delivered during 2022.
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
Financial Instruments
The Company considers all highly liquid debt instruments to be cash and cash equivalents if purchased with a maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and receivables. The Company places its cash investments in bank deposits and highly-rated money market funds, and its investment policy limits the amount of credit exposure to any one commercial issuer. We seek to limit concentrations of credit risk with respect to receivables with control procedures that monitor the credit worthiness of customers, together with the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected credit losses. Receivable balances determined to be uncollectible are charged against the allowance. To accelerate the conversion to cash, the Company may sell a portion of its trade receivables to a third party. The Company has no continuing involvement or recourse related to these receivables once they are sold, and the impact of these transactions in the Company's Consolidated Statements of Operations for the three months ended March 31, 2021 was not significant. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.
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
Effective as of January 1, 2021, the Company adopted Accounting Standards Updated No. 2019-12, “Simplifying the Accounting for Income Taxes”, (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes. The adoption of this guidance did not have a material effect on the Company’s Consolidated Financial Statements.
Recently issued accounting pronouncements not adopted as of March 31, 2021
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-04, “Reference Rate Reform” (“ASU 2020-04”) which provides optional guidance for contract modifications, hedging accounting, and other transactions associated with the transition from reference rates that are expected to be discontinued. ASU 2020-04 is effective for all entities upon issuance through December 31, 2022. We are still evaluating the impact of adoption, but do not expect the guidance to have a material impact on our Consolidated Financial Statements.

Note 2. Acquisitions and Divestitures
2021 Acquisitions
On April 9, 2021, we completed the stock acquisition of StonePoint Ultimate Holding, LLC and affiliated entities (collectively “StonePoint”), a top 25 U.S. construction aggregates company, which will be included in our Construction Products segment for a total purchase price of approximately $375 million. The acquisition will be recorded as a business combination and was funded with proceeds from a private offering of $400.0 million of 4.375% senior unsecured notes that closed on April 6, 2021. See Note 7 Debt for additional information.
2020 Acquisitions
On January 6, 2020, we completed the stock acquisition of Cherry Industries, Inc. and affiliated entities (collectively “Cherry”), a leading producer of natural and recycled aggregates in the Houston, Texas market, which is included in our Construction Products segment. The purchase price of $296.8 million was funded with a combination of cash on-hand, advances under a new $150.0 million five-year term loan, and future payments to the seller for a net cash paid of $284.1 million during the three months ended March 31, 2020. See Note 7 Debt for additional information on our credit facility. Non-recurring transaction and integration costs incurred related to the Cherry acquisition were approximately $0.9 million during the three months ended March 31, 2020. The acquisition was recorded as a business combination with valuations of the assets acquired and liabilities at their acquisition date fair value using level three inputs, defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. The following table represents our final purchase price allocation:

(in millions)
Accounts receivable	$30.5
Inventories	11.8
Property, plant, and equipment	58.8
Mineral reserves	17.2
Goodwill	133.3
Customer relationships	62.1
Permits	25.4
Other assets	4.3
Accounts payable	(7.5)
Accrued liabilities	(4.9)
Deferred taxes	(32.7)
Other liabilities	(1.5)
Total net assets acquired	$296.8

The goodwill acquired, none of which is tax deductible, primarily relates to Cherry's market position and existing workforce. The customer relationship intangibles and permits were assigned weighted average useful lives of 14.9 years and 19.8 years, respectively. Revenues and operating profit included in the Consolidated Statement of Operations from the date of the acquisition were approximately $43.8 million and $5.7 million, respectively, during the three months ended March 31, 2020.
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

In March 2020, we completed the acquisition of certain assets and liabilities of a traffic structures business in our Engineered Structures segment for a total purchase price of $25.5 million. The acquisition was recorded as a business combination based on valuations of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs. The valuation resulted in the recognition of $10.0 million of goodwill in our Engineered Structures segment. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level.
In June 2020, we completed the acquisition of certain assets and liabilities of a concrete poles business in our Engineered Structures segment. The purchase price of the acquisition was not significant.
In July 2020, we completed the acquisition of certain assets and liabilities of a telecommunication structures business in our Engineered Structures segment for a total purchase price of $27.8 million. The acquisition was recorded as a business combination based on valuations of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs. The valuation resulted in the recognition of $8.5 million of goodwill in our Engineered Structures segment. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level.
In August 2020, we completed the acquisition of certain assets and liabilities of a natural aggregates business in our Construction Products segment for a total purchase price of $25.8 million. The acquisition was recorded as a business combination based on valuations of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs. The valuation resulted in the recognition of $8.7 million of goodwill in our Construction Products segment. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level.
In October 2020, we completed the stock acquisition of Strata Materials, LLC (“Strata”), a leading provider of natural and recycled aggregates in the Dallas-Fort Worth, Texas area, which is included in our Construction Products segment for a total purchase price of $87.0 million. The acquisition was recorded as a business combination based on valuations of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs. The preliminary valuation resulted in the recognition of $51.6 million of permits with an initial weighted average useful life of 22.8 years and $4.0 million of goodwill in our Construction Products segment. The remaining assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level. Adjustments to the preliminary purchase price allocation could be material to the purchase price allocation, particularly with respect to our preliminary estimates of identified intangible assets.
In October 2020, we also completed the acquisition of certain assets and liabilities of a traffic structures business in our Engineered Structures segment. The purchase price of the acquisition was not significant.
Divestitures
There was no divestiture activity for the three months ended March 31, 2021 and 2020.

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of March 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents	$50.0	$—	$—	$50.0
Total assets	$50.0	$—	$—	$50.0

Liabilities:
Interest rate hedge(1)	$—	$6.3	$—	$6.3
Contingent consideration(2)	—	—	9.2	9.2
Total liabilities	$—	$6.3	$9.2	$15.5

	Fair Value Measurement as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents	$27.1	$—	$—	$27.1
Total assets	$27.1	$—	$—	$27.1

Liabilities:
Interest rate hedge(1)	$—	$7.3	$—	$7.3
Contingent consideration(2)	—	—	9.8	9.8
Total liabilities	$—	$7.3	$9.8	$17.1
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
The financial information for these segments is shown in the tables below. We operate principally in North America.

	Three Months Ended March 31,
	Revenues		Operating Profit (Loss)
	2021	2020	2021	2020
	(in millions)
Aggregates and specialty materials	$135.3	$132.1
Other	17.9	17.3
Construction Products	153.2	149.4	$15.8	$16.8

Utility, wind, and related structures	164.0	176.4
Storage tanks	43.0	46.8
Engineered Structures	207.0	223.2	17.5	24.9

Inland barges	57.9	89.0
Steel components	22.3	28.0
Transportation Products	80.2	117.0	4.1	14.3

Segment Totals before Eliminations and Corporate	440.4	489.6	37.4	56.0
Corporate	—	—	(14.5)	(10.9)
Eliminations	—	(1.4)	—	—
Consolidated Total	$440.4	$488.2	$22.9	$45.1

Note 5. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
	(in millions)
Land	$139.9	$139.2
Mineral reserves	247.7	249.9
Buildings and improvements	306.9	302.3
Machinery and other	858.7	853.6
Construction in progress	56.1	49.6
	1,609.3	1,594.6
Less accumulated depreciation and depletion	(704.1)	(681.3)
	$905.2	$913.3

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill by segment is as follows:

	March 31, 2021	December 31, 2020
	(in millions)
Construction Products	$316.5	$320.0
Engineered Structures	437.8	437.0
Transportation Products	37.0	37.0
	$791.3	$794.0

The decrease in Construction Products goodwill during the three months ended March 31, 2021 is primarily due to a refinement of the purchase price allocation of a recent acquisition. The increase in Engineered Structures goodwill during the three months ended March 31, 2021 is due to a refinement of the purchase price allocation of a recent acquisition. See Note 2 Acquisitions and Divestitures.
Intangible Assets
Intangibles, net consisted of the following:

	March 31, 2021	December 31, 2020
	(in millions)
Intangibles with indefinite lives - Trademarks	$34.1	$34.1

Intangibles with definite lives:
Customer relationships	123.7	123.8
Permits	77.0	73.6
Other	8.0	8.1
	208.7	205.5
Less accumulated amortization	(31.1)	(26.7)
	177.6	178.8
Intangible assets, net	$211.7	$212.9

Note 7. Debt
The following table summarizes the components of debt as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(in millions)
Revolving credit facility	$100.0	$100.0
Term loan	148.1	149.1
Finance leases	8.0	5.6
	256.1	254.7
Less: unamortized debt issuance costs	(0.2)	(0.2)
Total debt	$255.9	$254.5

Revolving Credit Facility and Term Loan
On November 1, 2018, the Company entered into a $400.0 million unsecured revolving credit facility that was scheduled to mature in November 2023. On January 2, 2020, the Company entered into an Amended and Restated Credit Agreement to increase the revolving credit facility to $500.0 million and add a term loan facility of $150.0 million, in each case with a maturity date of January 2, 2025. The entire term loan was advanced on January 2, 2020 in connection with the closing of the acquisition of Cherry. See Note 2 Acquisitions and Divestitures. As of March 31, 2021, the term loan had a remaining balance of $148.1 million.

The interest rates under the revolving credit facility and term loan are variable based on LIBOR or an alternate base rate plus a margin. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on the Company’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing ranges from 1.25% to 2.00% and was set at LIBOR plus 1.25% as of March 31, 2021. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.20% at March 31, 2021.
As of March 31, 2021, we had $100.0 million of outstanding loans borrowed under the revolving credit facility, and there were approximately $28.7 million of letters of credit issued, leaving $371.3 million available. Of the outstanding letters of credit as of March 31, 2021, $25.1 million are expected to expire in 2021, with the remainder in 2022. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year.
The Company's revolving credit and term loan facilities require the maintenance of certain ratios related to leverage and interest coverage. As of March 31, 2021, we were in compliance with all such financial covenants. Borrowings under the credit agreement are guaranteed by certain wholly-owned subsidiaries of the Company.
In order to increase liquidity in anticipation of the acquisition of StonePoint, the Company entered into an unsecured 364-Day Credit Agreement on March 26, 2021 providing for a revolving line of credit of $150.0 million, with an outside maturity date of March 25, 2022. Pricing, covenants, and guarantees were substantially similar to the Company’s existing revolving credit and term loan facilities. Per the terms of the facility, it terminated on April 6, 2021 upon the closing of the Company’s private offering of $400.0 million in senior notes.
The carrying value of borrowings under our revolving credit and term loan facilities approximate fair value because the interest rate adjusts to the market interest rate (Level 3 input). See Note 3 Fair Value Accounting.
As of March 31, 2021, the Company had $1.6 million of unamortized debt issuance costs related to the revolving credit facility, which are included in other assets on the Consolidated Balance Sheet.
The remaining principal payments under existing debt agreements as of March 31, 2021 are as follows:

	2021	2022	2023	2024	2025	Thereafter
	(in millions)
Revolving credit facility	$—	$—	$—	$—	$100.0	$—
Term loan	3.7	7.5	8.5	8.4	120.0	—

Senior Notes
On April 6, 2021, the Company issued $400.0 million aggregate principal amount of 4.375% senior notes (the “Notes”) that mature in April 2029. Interest on the Notes is payable semiannually commencing October 2021. The Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by each of the Company’s domestic subsidiaries that is a guarantor under our revolving credit and term loan facilities. The terms of the indenture governing the Notes, among other things, limit the ability of the Company and each of its subsidiaries to create liens on assets, enter into sale and leaseback transactions, and consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries. The terms of the Indenture also limit the ability of the Company’s non-guarantor subsidiaries to incur certain types of debt.
At any time prior to April 15, 2024, the Company may redeem all or a portion of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. On and after April 15, 2024, the Company may redeem all or a portion of the Notes at redemption prices set forth in the indenture, plus accrued and unpaid interest to the redemption date. If a Change of Control Triggering Event (as defined in the indenture) occurs, the Company must offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest to the date of repurchase.
The remaining principal payments under all debt agreements, including the Notes issued on April 6, 2021, are as follows:

	2021	2022	2023	2024	2025	2029
	(in millions)
Senior notes	$—	$—	$—	$—	$—	$400.0
Revolving credit facility	—	—	—	—	100.0	—
Term loan	3.7	7.5	8.5	8.4	120.0	—

Interest rate hedges
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in 2023, to reduce the effect of changes in the variable interest rates associated with borrowings under the Amended and Restated Credit Agreement. The instrument carried an initial notional amount of $100 million, thereby hedging the first $100 million of borrowings. The instrument effectively fixes the LIBOR component of borrowings at a monthly rate of 2.71%. As of March 31, 2021, the Company has recorded a liability of $6.3 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive loss. See Note 3 Fair Value Accounting.

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
Operating Leases
The following tables present information about the Company's operating leases as of March 31, 2021:

March 31, 2021
(in millions)
Maturity of Lease Liabilities
2021 (remaining)	$3.8
2022	3.7
2023	2.8
2024	2.5
2025	2.2
Thereafter	8.9
Total undiscounted operating lease payments	23.9
Less imputed interest	(4.3)
Present value of operating lease liabilities	$19.6

Balance Sheet Classification	March 31, 2021	December 31, 2020
	(in millions)
Other assets	$16.2	$17.9

Accrued liabilities	4.0	4.8
Other liabilities	15.6	16.4
Total operating lease liabilities	$19.6	$21.2

Finance Leases
Finance leases are included in property, plant, and equipment, net and debt on the Consolidated Balance Sheets. The associated amortization expense and interest expense are included in depreciation and interest expense, respectively, on the Consolidated Statements of Operations. These leases are not material to the Consolidated Financial Statements as of March 31, 2021.

Note 9. Other, Net
Other, net (income) expense consists of the following items:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Interest income	$—	$(0.2)
Foreign currency exchange transactions	0.6	—
Other	(0.1)	—
Other, net (income) expense	$0.5	$(0.2)

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
Our effective tax rates of 21.7% and 24.8% for the three months ended March 31, 2021 and 2020, respectively, differ from the U.S. federal statutory rate of 21.0% due to state income taxes, statutory depletion deductions, nondeductible expenses related to acquisitions, and foreign nondeductible expenses.
In response to the COVID-19 pandemic, on March 27, 2020 the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes certain tax relief and benefits that may impact the Company. As of March 31, 2021, the Company has deferred $9.7 million in payroll-related taxes in accordance with the provisions of the CARES Act.

Note 11. Employee Retirement Plans
Total employee retirement plan expense, which includes related administrative expenses, is as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Defined contribution plans	$2.7	$2.6
Multiemployer plan	0.4	0.4
	$3.1	$3.0

The Company contributes to a multiemployer defined benefit plan under the terms of a collective-bargaining agreement that covers certain union-represented employees at one of the facilities of Meyer Utility Structures, a subsidiary of Arcosa. The Company contributed $0.4 million to the multiemployer plan for the three months ended March 31, 2021 and 2020. Total contributions to the multiemployer plan for 2021 are expected to be approximately $1.7 million.

Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended March 31, 2021 and 2020 are as follows:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Accumulated other comprehensive loss
	(in millions)
Balances at December 31, 2019	$(16.3)	$(3.4)	$(19.7)
Other comprehensive income (loss), net of tax, before reclassifications	(1.1)	(3.4)	(4.5)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, ($0.1), and ($0.1)	—	0.2	0.2
Other comprehensive income (loss)	(1.1)	(3.2)	(4.3)
Balances at March 31, 2020	$(17.4)	$(6.6)	$(24.0)

Balances at December 31, 2020	$(16.6)	$(5.5)	$(22.1)
Other comprehensive income (loss), net of tax, before reclassifications	0.1	0.5	0.6
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, ($0.1), and ($0.1)	—	0.4	0.4
Other comprehensive income (loss)	0.1	0.9	1.0
Balances at March 31, 2021	$(16.5)	$(4.6)	$(21.1)

Note 13. Stock-Based Compensation
Stock-based compensation totaled approximately $4.7 million and $3.7 million for the three months ended March 31, 2021 and 2020, respectively.

Note 14. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income remaining after allocation to unvested restricted shares, which includes unvested restricted shares of Arcosa stock held by employees of the Former Parent, by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted earnings per common share includes the weighted average net impact of nonparticipating unvested restricted shares. Total weighted average restricted shares were 1.8 million and 1.5 million shares for the three months ended March 31, 2021 and 2020, respectively.
The computation of basic and diluted earnings per share follows.

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income	$15.9			$31.6
Unvested restricted share participation	(0.1)			(0.3)
Net income per common share – basic	15.8	48.0	$0.33	31.3	47.8	$0.65
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.8		—	0.6
Net income per common share – diluted	$15.8	48.8	$0.32	$31.3	48.4	$0.65

Note 15. Contingencies
The Company is involved in claims and lawsuits incidental to our business arising from various matters including commercial disputes, alleged product defect and/or warranty claims, intellectual property matters, personal injury claims, environmental issues, employment and/or workplace-related matters, and various governmental regulations. At March 31, 2021, the range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $0.3 million to $0.4 million.
The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when probable losses can be reasonably estimated. At March 31, 2021, total accruals of $1.1 million are included in accrued liabilities in the accompanying Consolidated Balance Sheet. The Company believes any additional liability from such claims and suits would not be material to its financial position or results of operations.
Arcosa is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment. The Company has reserved $1.1 million as of March 31, 2021 to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties.
On July 22, 2019, the Company was served with a breach of contract lawsuit filed by Thomas & Betts Corporation (“T&B”) against the Company and its wholly-owned subsidiary, Trinity Meyer Utility Structures, LLC, now known as Meyer Utility Structures, LLC (“Meyer”), in the Supreme Court of the State of New York, New York County. T&B’s claims relate to responsibility for alleged product warranty claims pursuant to the terms of the Asset Purchase Agreement, dated June 24, 2014, entered into by and between T&B and Meyer with respect to Meyer’s purchase of certain assets of T&B’s utility structure business. The Company and Meyer subsequently removed the litigation to federal court.  The case is filed under Case No. 1:19-cv-07829-PAE; Thomas & Betts Corporation, now known as, ABB Installation Products, Inc., Plaintiff, v. Trinity Meyer Utility Structures, LLC, formerly known as McKinley 2014 Acquisition, LLC, and Arcosa, Inc., Defendants; In the United States District Court for the Southern District of New York (the "Court"). The Company and Meyer have filed a motion to dismiss T&B’s claims, and an Answer and Counterclaims against T&B. On July 30, 2020, the Court granted the Company's and Meyer's motion and dismissed T&B's claims. In its ruling, the Court likewise dismissed Meyer's counterclaims. On August 28, 2020, T&B filed its Notice of Appeal to the United States Court of Appeals for the Second Circuit. On November 9, 2020, T&B filed its Appellant’s Brief with the Appellate Court. The Company and Meyer filed its Appellees’ Brief on February 8, 2021. T&B filed its Reply Brief on April 9, 2021. We intend to vigorously defend ourselves in the subsequent appeal of this matter. Based on the facts and circumstances currently known to the Company, (i) we cannot determine that a loss is probable at this time, and therefore no accrual has been included in the accompanying Consolidated Financial Statements; and (ii) a possible loss is not reasonably estimable.
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
•Company Overview
•Potential Impact of COVID-19 On Our Business
•Executive Overview
•Results of Operations
•Liquidity and Capital Resources
•Recent Accounting Pronouncements
•Forward-Looking Statements
Our MD&A should be read in conjunction with the Consolidated Financial Statements of Arcosa, Inc. and subsidiaries (“Arcosa,” “Company,” “we,” or “our”) and related Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Consolidated and Combined Financial Statements and related Notes in Item 8, “Financial Statements and Supplementary Data”, of our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report on Form 10-K”).

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
We believe that, based on the various standards published to date, our employees are part of the Essential Critical Infrastructure Workforce, and the work they perform is critical, essential, and life-sustaining. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and shareholders.
In addition to the extensive health and safety protocols already in place across our plants, we estimate that are incurring $1-2 million per quarter of incremental costs related to COVID-19 for personal protective equipment, health screenings, deep cleaning services, and facilities re-configurations. We do not anticipate that the enhanced health and safety protocols will have a material impact on the productivity of our plants.
The preparation of the Company's Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. At this time, we have not observed any material impairments of our assets or a significant change in the fair value of assets due to the COVID-19 pandemic. However, due to the factors discussed above, we are unable to determine or predict the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity, or capital resources.

Market Outlook
•Within our Construction Products segment, we have experienced better than anticipated construction demand since the outbreak of the COVID-19 pandemic as construction activity in Texas has remained resilient and other states have reopened for business. However, we did experience a softening of demand for our specialty materials and shoring products businesses following the outbreak that has recently shown signs of improvement but remains below pre-pandemic levels. The outlook for public and private construction activity has improved as expectations for U.S. economic growth have increased following the roll-out of vaccines and associated re-opening of the economy, but the environment continues to be uncertain. Our Construction Products segment has the largest exposure to Texas, where construction demand is expected to be more favorable than national averages.
•Within our Engineered Structures segment, our backlog as of March 31, 2021 provides a healthy level of production visibility for the remainder of 2021, but at a lower level than at the same period last year. Our customers remain committed to taking delivery of these orders. In utility structures, order and inquiry activity continues to be strong, as customers remain focused on grid hardening and reliability initiatives. We continue to actively work with our wind tower customers on new order inquiries; however, we expect a lower level of wind tower production in 2021 as the wind industry continues to transition from 100% Production Tax Credit ("PTC") support. In 2021, we will benefit from a full-year of revenues from the newly acquired traffic and telecom structures businesses, where demand conditions are very favorable. Order and inquiry activity in the storage tank business has improved since the onset of COVID-19 after taking a pause initially, as certain customers deferred new tank installations.
•Within our Transportation Products segment, our backlog for inland barges as of March 31, 2021 provides a base level of production visibility for 2021, but is 62% lower than the backlog level at the same period last year. Our customers remain committed to taking delivery of these orders. Barge order levels fell sharply in the second and third quarters of 2020, as our customers’ barge utilization rates declined from the COVID-19 related economic slowdown. Lower demand for refined products, including gasoline and jet fuel, and low, but increasing, oil prices negatively impacted order quantities for liquid barges in 2020 and inquiries remain very low thus far in 2021. Conversely, the underlying fundamentals for a dry barge replacement cycle remain in place, evidenced by strong order levels in the fourth quarter of 2020 at a level consistent with pre-pandemic demand. However, a sharp and sustained increase in steel prices since the end of 2020 has negatively impacted first quarter 2021 order levels and the near-term outlook for dry barge demand. We have reduced our capacity in all three barge operating plants to align with lower production levels in 2021, and, in March 2021, we notified employees we expect to idle our Madisonville, Louisiana facility in the third quarter to further reduce our cost structure. We continue to remain flexible to allow time for fundamentals to recover. Demand for steel components, which was softening pre-COVID-19 due to a weakening North American rail transportation market, remains depressed but is showing some signs of a near-term bottoming as third party forecasts indicate higher railcar industry deliveries in 2022.
•In February 2021, Winter Storm Uri, which impacted Texas and the broader Southern United States, negatively impacted our first quarter performance as we lost more than one week of production across a significant part of our operating footprint. We estimate a decline in operating profit of $4.0 to $5.0 million for the three months ended March 31, 2021 related to the storm, primarily in our Construction Products segment.
Executive Overview
Recent Developments
In April 2021, we completed the stock acquisition of StonePoint Ultimate Holding, LLC and affiliated entities (collectively “StonePoint”), a top 25 U.S. construction aggregates company, which will be included in our Construction Products segment for a total purchase price of approximately $375 million. The acquisition will be recorded as a business combination and was funded with proceeds from a private offering of $400.0 million of 4.375% senior unsecured notes that closed on April 6, 2021.
Financial Operations and Highlights
•Revenues for the three months ended March 31, 2021 decreased 9.8% to $440.4 million compared to the same period in 2020, primarily due to lower volumes in our Engineered Structures and Transportation Products segments, partially offset by increased volumes in our Construction Products segment.
•Operating profit for the three months ended March 31, 2021 totaled $22.9 million representing a decrease of $22.2 million for the three months ended March 31, 2021 compared to the same period in 2020.
•Selling, general, and administrative expenses increased by 8.9% for the three months ended March 31, 2021 when compared to the prior year period largely due to increased corporate costs and additional costs from acquired businesses. As a percentage of revenue, selling, general, and administrative expenses increased to 12.8% for the three months ended March 31, 2021 compared to 10.6% for the same period in 2020.

•The effective tax rate for the three months ended March 31, 2021 was 21.7% compared to 24.8% for the same period in 2020. The decrease in the tax rate for the three months ended March 31, 2021 is primarily due to decreased state taxes in the current period. See Note 10 Income Taxes of the Consolidated Financial Statements.
•Net income for the three months ended March 31, 2021 was $15.9 million compared to $31.6 million for the same period in 2020.
Our Engineered Structures and Transportation Products segments operate in cyclical industries. Additionally, results in our Construction Products segment are affected by weather and seasonal fluctuations with the second and third quarters historically being the quarters with the highest revenues.
Unsatisfied Performance Obligations (Backlog)
As of March 31, 2021 and 2020, our unsatisfied performance obligations, or backlog, were as follows:

	March 31, 2021	March 31, 2020
	(in millions)
Engineered Structures:
Utility, wind, and related structures	$379.5	$475.6
Storage tanks	30.7	29.0

Transportation Products:
Inland barges	$133.2	$348.3
Substantially all of the unsatisfied performance obligations for our utility, wind, and related structures in our Engineered Structures segment are expected to be delivered during 2021. All of the unsatisfied performance obligations for our storage tanks business in our Engineered Structures segment are expected to be delivered during 2021. Approximately 91% of unsatisfied performance obligations for inland barges in our Transportation Products segment are expected to be delivered during 2021, with the remainder expected to be delivered during 2022.

Results of Operations
Overall Summary
Revenues

	Three Months Ended March 31,
	2021	2020	Percent Change
	(in millions)
Construction Products	$153.2	$149.4	2.5%
Engineered Structures	207.0	223.2	(7.3)
Transportation Products	80.2	117.0	(31.5)
Segment Totals before Eliminations	440.4	489.6	(10.0)
Eliminations	—	(1.4)
Consolidated Total	$440.4	$488.2	(9.8)
2021 versus 2020
•Revenues for the three months ended March 31, 2021 decreased by 9.8% from the prior year period.
•Revenues from Construction Products increased primarily due to higher volumes from recently acquired businesses and in our legacy natural aggregates business.
•Revenues from Engineered Structures decreased primarily due to lower volumes in wind towers.
•Revenues from Transportation Products decreased primarily due to lower volumes in inland barge and steel components.

Operating Costs

	Three Months Ended March 31,
	2021	2020	Percent Change
	(in millions)
Construction Products	$137.4	$132.6	3.6%
Engineered Structures	189.5	198.3	(4.4)
Transportation Products	76.1	102.7	(25.9)
Segment Totals before Eliminations and Corporate Expenses	403.0	433.6	(7.1)
Corporate	14.5	10.9	33.0
Eliminations	—	(1.4)
Consolidated Total	$417.5	$443.1	(5.8)

2021 versus 2020
•Operating costs for the three months ended March 31, 2021 decreased by 5.8%.
•Cost of revenues for Construction Products increased primarily due to higher depreciation, depletion, and amortization expense.
•Cost of revenues for Engineered Structures decreased primarily due to lower volumes in our wind towers business and the gain on the sale of a non-operating facility.
•Cost of revenues for Transportation Products decreased primarily due to lower volumes in all product lines.
•As a percentage of revenues, selling, general, and administrative expenses, including Corporate expenses, increased to 12.8% for the three months ended March 31, 2021 compared to 10.6% for the same period in 2020. The increase is largely due to increased corporate costs and additional costs from acquired businesses.
Operating Profit (Loss)

	Three Months Ended March 31,
	2021	2020	Percent Change
	(in millions)
Construction Products	$15.8	$16.8	(6.0)%
Engineered Structures	17.5	24.9	(29.7)
Transportation Products	4.1	14.3	(71.3)
Segment Totals before Corporate Expenses	37.4	56.0	(33.2)
Corporate	(14.5)	(10.9)	33.0
Consolidated Total	$22.9	$45.1	(49.2)
2021 versus 2020
•Operating profit for the three months ended March 31, 2021 decreased by 49.2%.
•Operating profit in Construction Products decreased primarily due to the higher depreciation, depletion, and amortization expense and the impact of Winter Storm Uri in February 2021.
•Operating profit in Engineered Structures decreased primarily due to lower volumes in wind towers partially due to the temporary idling of a facility and operating inefficiencies in utility structures.
•Operating profit in Transportation Products decreased primarily due to lower volumes in all product lines.

For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.
Other Income and Expense
Other, net (income) expense consists of the following items:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Interest income	$—	$(0.2)
Foreign currency exchange transactions	0.6	—
Other	(0.1)	—
Other, net (income) expense	$0.5	$(0.2)

Income Taxes
The provision for income taxes results in effective tax rates that differ from the statutory rates. The Company's effective tax rate for the three months ended March 31, 2021 was 21.7% compared to 24.8% for the same period in 2020. The decrease in the tax rate for the three months ended March 31, 2021 is primarily due to decreased state taxes.
Our effective tax rate reflects the Company's estimate for its state income tax expense, excess tax benefits related to equity compensation, and the impact of foreign tax benefits. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of income taxes.
In response to the COVID-19 pandemic, on March 27, 2020 the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes certain tax relief and benefits that may impact the Company. Approximately $15 million of federal and state income tax payments deferred during the first half of 2020 were paid during the third quarter of 2020. As of March 31, 2021, the Company has deferred $9.7 million in payroll-related taxes in accordance with the provisions of the CARES Act. We expect to pay $4.9 million during the year ending December 31, 2021, with the remainder to be paid during 2022.

Segment Discussion
Construction Products

	Three Months Ended March 31,
	2021	2020	Percent
	($ in millions)		Change
Revenues:
Aggregates and specialty materials	$135.3	$132.1	2.4%
Other	17.9	17.3	3.5
Total revenues	153.2	149.4	2.5

Operating costs:
Cost of revenues	118.9	115.0	3.4
Selling, general, and administrative expenses	18.5	17.6	5.1
Operating profit	$15.8	$16.8	(6.0)

Depreciation, depletion, and amortization(1)	$17.1	$13.8	23.9

(1) Depreciation, depletion, and amortization are components of operating profit.
Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020
•Revenues increased 2.5% compared to last year more than offsetting challenges related to Winter Storm Uri in February 2021. The revenue increase was driven by strong natural aggregates volumes serving construction end markets, partially offset by reduced volumes in plants serving oil and gas markets. Revenue also increased due to higher volumes from recently acquired businesses. Revenues from our trench shoring business increased 3.5% due to a recovery in demand after consecutive quarters of depressed demand following the outbreak of the pandemic.
•Cost of revenues increased 3.4% primarily due to higher depreciation, depletion, and amortization expense. As a percent of revenue, cost of revenues excluding depreciation, depletion, and amortization expense declined slightly year over year due to operating efficiencies.
•Selling, general, and administrative costs increased due to additional costs from acquired businesses. Selling, general, and administrative costs as a percentage of revenues remained flat due to a decrease in total costs in our legacy businesses year over year.
•Operating profit decreased 6.0%, due to increased depreciation, depletion, and amortization expense, partially offset by increased revenues. Operating profit was impacted by approximately $3.0 million to $4.0 million due to Winter Storm Uri in February 2021, but dry weather across most of our footprint in March 2021 helped offset the negative impacts of the storm.
•Depreciation, depletion, and amortization expense increased primarily due to recently acquired businesses.

Engineered Structures

	Three Months Ended March 31,
	2021	2020	Percent
	($ in millions)		Change
Revenues:
Utility, wind, and related structures	$164.0	$176.4	(7.0)%
Storage tanks	43.0	46.8	(8.1)
Total revenues	207.0	223.2	(7.3)

Operating costs:
Cost of revenues	171.1	181.0	(5.5)
Selling, general, and administrative expenses	18.4	17.3	6.4
Operating profit	$17.5	$24.9	(29.7)

Depreciation and amortization(1)	$8.4	$7.4	13.5

(1) Depreciation and amortization are components of operating profit.
Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020
•Revenues decreased 7.3% driven primarily by lower volumes in wind towers, partially offset by increased volumes in utility structures and sales from our acquired traffic and telecom structures businesses. The lower volumes in our wind towers business was partially due to a temporary idling of one of our facilities for a planned product changeover that was completed during the quarter.
•Cost of revenues decreased 5.5% driven by lower volumes in our wind towers business, partially offset by increased volumes in utility structures and the addition the acquired traffic and telecom structures businesses. Cost of revenues also decreased due a gain of $3.9 million recognized on the sale of a non-operating facility.
•Selling, general, and administrative costs increased 6.4% primarily due to the additional costs from acquired businesses.
•Operating profit decreased 29.7% primarily due to the temporary idling of a wind tower facility, operating inefficiencies in utility structures, and Winter Storm Uri that impacted production in our Texas and Oklahoma plants for approximately one week of the quarter. Operating profit was positively impacted by improved margins in our storage tank product line as well as the gain on the sale of a non-operating facility.

Unsatisfied Performance Obligations (Backlog)
As of March 31, 2021, the backlog for utility, wind, and related structures was $379.5 million, compared to $334.0 million and $475.6 million as of December 31, 2020 and March 31, 2020, respectively, substantially all of which is expected to be delivered during the year ending December 31, 2021. Future wind tower orders are subject to uncertainty as PTC eligibility for new wind farm projects is currently in a phase-out period that extends until 2025. Pricing of orders and individual order quantities reflect a market transitioning from PTC incentives. As of March 31, 2021, the backlog for our storage tank business was $30.7 million, all of which is expected to be delivered during the year ending December 31, 2021.

Transportation Products

	Three Months Ended March 31,
	2021	2020	Percent
	($ in millions)		Change
Revenues:
Inland barges	$57.9	$89.0	(34.9)%
Steel components	22.3	28.0	(20.4)
Total revenues	80.2	117.0	(31.5)

Operating costs:
Cost of revenues	71.1	96.7	(26.5)
Selling, general, and administrative expenses	5.0	6.0	(16.7)
Operating profit	$4.1	$14.3	(71.3)

Depreciation and amortization (1)	$4.6	$4.4	4.5

(1) Depreciation and amortization are components of operating profit.
Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020
•Revenues decreased 31.5%. Revenues from inland barges decreased 34.9% due to lower hopper and tank barge deliveries as demand has weakened from the COVID-19 pandemic and increased steel prices. Steel component revenues decreased 20.4% due to decreased deliveries and lower contractual pricing as the North American railcar market remains depressed.
•Cost of revenues decreased 26.5% driven by lower volumes in all product lines.
•Selling, general, and administrative costs decreased 16.7% due to lower compensation costs.
•Operating profit decreased 71.3%, due to lower volumes and declines in operational efficiencies from reduced capacity utilization.

Unsatisfied Performance Obligations (Backlog)
As of March 31, 2021, the backlog for inland barges was $133.2 million, compared to $175.5 million and $348.3 million as of December 31, 2020 and March 31, 2020, respectively. Approximately 91% of unsatisfied performance obligations for inland barges are expected to be delivered during the year ending December 31, 2021 with the remainder expected to be delivered in 2022.

Corporate

	Three Months Ended March 31,
	2021	2020	Percent
	(in millions)		Change
Corporate overhead costs	$14.5	$10.9	33.0%

Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020
•Corporate overhead costs increased 33.0%. Corporate costs increased due to higher acquisition-related transaction and integration costs of $1.7 million for the current period compared to $0.9 million in the prior period, as well as higher compensation costs.
•We estimate full-year corporate costs of approximately $13-14 million per quarter, excluding non-recurring acquisition and integration expenses, for the remainder of 2021. Acquisition and related integration costs are expected to be approximately $6 million in the second quarter of 2021 and $2 million in each of the third and fourth quarters of 2021.

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
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Total cash provided by (required by):
Operating activities	$0.4	$41.5
Investing activities	(10.4)	(325.4)
Financing activities	(3.9)	244.2
Net increase (decrease) in cash and cash equivalents	$(13.9)	$(39.7)
Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2021 was $0.4 million compared to $41.5 million for the three months ended March 31, 2020.
•The changes in current assets and liabilities resulted in a net use of cash of $46.7 million for the three months ended March 31, 2021 compared to a net use of cash of $22.8 million for the three months ended March 31, 2020. The current year activity was primarily driven by increased receivables.
Investing Activities. Net cash required by investing activities for the three months ended March 31, 2021 was $10.4 million compared to $325.4 million for the three months ended March 31, 2020.
•Capital expenditures for the three months ended March 31, 2021 were $19.9 million compared to $21.1 million for the same period last year. Full-year capital expenditures are expected to be approximately $110 to $120 million in 2021. We expect maintenance capital expenditures of approximately $90 million and capital expenditures related to additional growth to be $20 to $30 million in 2021.
•Proceeds from the sale of property, plant, and equipment and other assets totaled $9.5 million for the three months ended March 31, 2021, compared to $5.1 million for the same period in 2020.
•There was no acquisition activity for the three months ended March 31, 2021 compared to cash paid for acquisitions, net of cash acquired of $309.4 million for the same period in 2020. There was no divestiture activity for the three months ended March 31, 2021 and 2020.
Financing Activities. Net cash required by financing activities during the three months ended March 31, 2021 was $3.9 million compared to net cash provided by financing activities of $244.2 million for the same period in 2020.
•Current year to date activity primarily related to repayments of debt and dividend payments. Prior year to date activity was primarily related to proceeds from the issuance of a new $150 million term loan and advances of $100 million under the Company's revolving credit facility.
Other Investing and Financing Activities
Revolving Credit Facility and Senior Notes
On January 2, 2020, the Company entered into an Amended and Restated Credit Agreement to increase the revolving credit facility to $500.0 million and added a term loan facility of $150.0 million, in each case with a maturity date of January 2, 2025. The entire term loan was advanced on January 2, 2020 in connection with the closing of the acquisition of Cherry.
The interest rates under the revolving credit facility and term loan are variable based on LIBOR or an alternate base rate plus a margin. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on Arcosa’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing ranges from 1.25% to 2.00% and was set at LIBOR plus 1.25% as of March 31, 2021. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.20% as of March 31, 2021.
As of March 31, 2021, we had $100.0 million of outstanding loans borrowed under the revolving credit facility and there were approximately $28.7 million of letters of credit issued, leaving $371.3 million available for borrowing.

The Company's revolving credit and term loan facilities require the maintenance of certain ratios related to leverage and interest coverage. As of March 31, 2021, we were in compliance with all such financial covenants. Borrowings under the credit agreement are guaranteed by certain wholly-owned subsidiaries of the Company.
In order to increase liquidity in anticipation of the acquisition of StonePoint the Company entered into an unsecured 364-Day Credit Agreement on March 26, 2021 providing for a revolving line of credit of $150.0 million, with an outside maturity date of March 25, 2022, with pricing, covenants, and guarantees substantially similar to the Company’s existing revolving credit and term loan facilities. Per the terms of the facility, it terminated on April 6, 2021 upon the closing of the Company’s private offering of $400 million in senior notes.
On April 6, 2021, the Company issued $400.0 million aggregate principal amount of 4.375% senior notes (the “Notes”) that mature in April 2029. Interest on the Notes is payable semiannually commencing October 2021. The Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by each of the Company’s domestic subsidiaries that is a guarantor under our revolving credit and term loan facilities.
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
Dividends and Repurchase Program
In March 2021, the Company declared a quarterly cash dividend of $0.05 per share to be paid on April 30, 2021.
In December 2020, the Company’s Board of Directors authorized a new $50 million share repurchase program effective January 1, 2021 through December 31, 2022. The new program replaced the previous program which expired on December 31, 2020. The Company did not repurchase any shares during the three months ended March 31, 2021. As of March 31, 2021, the Company had a remaining authorization of $50.0 million under the program. See Note 1 of the Notes to the Consolidated Financial Statements.
Derivative Instruments
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in 2023, to reduce the effect of changes in the variable interest rates associated with borrowings under the Amended and Restated Credit Agreement. The instrument carried an initial notional amount of $100.0 million, thereby hedging the first $100.0 million of borrowings. The instrument effectively fixes the LIBOR component of the borrowings at a monthly rate of 2.71%. As of March 31, 2021, the Company has recorded a liability of $6.3 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive loss. See Note 3 and Note 7 of the Notes to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements
As of March 31, 2021, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $28.7 million, of which $25.1 million are expected to expire in 2021, with the remainder in 2022. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year. See Note 7 of the Notes to the Consolidated Financial Statements.

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
•the improper use of social and other digital media to disseminate false, misleading, and/or unreliable or inaccurate information about the Company or demonstrate actions that negatively reflect on the Company;
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

Any forward-looking statement speaks only as of the date on which such statement is made. Arcosa undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. For a discussion of risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see Item 1A, “Risk Factors” in our 2020 Annual Report on Form 10-K and future Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2020 as set forth in our 2020 Annual Report on Form 10-K. See Note 9 of the Notes to Consolidated Financial Statements for the impact of foreign exchange rate fluctuations for the three months ended March 31, 2021.

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

PART II

Item 1. Legal Proceedings
See Note 15 of the Consolidated Financial Statements regarding legal proceedings.

Item 1A. Risk Factors
There have been no material changes in the Company's risk factors from those set forth in our 2020 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended March 31, 2021:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2021 through January 31, 2021	354	$62.33	—	$50,000,000
February 1, 2021 through February 28, 2021	1,344	$62.27	—	$50,000,000
March 1, 2021 through March 31 2021	88	$63.65	—	$50,000,000
Total	1,786	$62.35	—	$50,000,000

(1)     These columns include the surrender to the Company of 1,786 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
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
2.1
Unit Purchase Agreement by and among StonePoint Ultimate Holding, LLC, Arcosa Materials, Inc., the persons identified as sellers on the signature pages thereto, and the representative named therein dated March 22, 2021 (filed herewith).

3.1	Restated Certificate of Incorporation of Arcosa, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 filed on October 31, 2018, File No. 333-228098).
3.2	Amended and Restated Bylaws of Arcosa, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q, for the quarter-ended March 31, 2020, File No. 001-38494).
4.1
Indenture, dated April 6, 2021, among Arcosa, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 9, 2021, File No. 001-38494).

4.2	Form of 4.375% Senior Note due 2029 (included in Exhibit 4.1 and incorporated by reference to Exhibit 4.2 to our Form 8-K filed April 9, 2021, File No. 001-38494).
10.1
Amendment Number One to the Amended and Restated Credit Agreement dated as of March 26, 2021 by and among Arcosa, Inc., as borrower, the lenders thereto, JPMorgan Chase Bank, National Association, as administrative agent (filed herewith).

10.2
364-Day Credit Agreement dated as of March 26, 2021, among Arcosa, JP Morgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to our Form 8-K filed March 29, 2021, File No. 001-38494).

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
April 30, 2021