Form 10-Q
period 2021-06-30
Arcosa, Inc.
filed 2021-08-05
CIK 1739445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At July 15, 2021, the number of shares of common stock outstanding was 48,400,823.

ARCOSA, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Arcosa, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Revenues	$515.1	$498.5	$955.5	$986.7
Operating costs:
Cost of revenues	417.4	396.8	778.5	788.1
Selling, general, and administrative expenses	66.4	53.9	122.8	105.7
	483.8	450.7	901.3	893.8
Total operating profit	31.3	47.8	54.2	92.9

Interest expense	6.6	2.8	8.7	6.1
Other, net (income) expense	(0.3)	(0.1)	0.2	(0.3)
Income before income taxes	25.0	45.1	45.3	87.1

Provision for income taxes	4.2	11.8	8.6	22.2

Net income	$20.8	$33.3	$36.7	$64.9

Net income per common share:
Basic	$0.43	$0.69	$0.76	$1.34
Diluted	$0.43	$0.68	$0.75	$1.33
Weighted average number of shares outstanding:
Basic	48.1	47.9	48.0	47.9
Diluted	48.6	48.4	48.5	48.4
Dividends declared per common share	$0.05	$0.05	$0.10	$0.10

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Net income	$20.8	$33.3	$36.7	$64.9
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.0, ($0.2), $0.2, and ($1.1)	0.3	(0.5)	0.8	(3.9)
Reclassification adjustments for losses included in net income, net of tax expense (benefit) of ($0.1), ($0.1), ($0.2), and ($0.2)	0.3	0.4	0.7	0.6
Currency translation adjustment:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.1, $0.0, $0.1, and ($0.2)	0.2	0.4	0.3	(0.7)
	0.8	0.3	1.8	(4.0)
Comprehensive income	$21.6	$33.6	$38.5	$60.9

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(unaudited)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$100.3	$95.8
Receivables, net of allowance	314.3	260.2
Inventories:
Raw materials and supplies	160.3	114.6
Work in process	51.6	44.4
Finished goods	127.2	117.8
	339.1	276.8
Other	30.3	32.1
Total current assets	784.0	664.9

Property, plant, and equipment, net	1,206.7	913.3
Goodwill	806.2	794.0
Intangibles, net	227.3	212.9
Deferred income taxes	15.0	15.4
Other assets	51.0	46.2
	$3,090.2	$2,646.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$201.3	$144.1
Accrued liabilities	121.3	115.2
Advance billings	21.6	44.7
Current portion of long-term debt	8.8	6.3
Total current liabilities	353.0	310.3

Debt	645.1	248.2
Deferred income taxes	92.6	112.7
Other liabilities	79.0	83.3
	1,169.7	754.5
Stockholders’ equity:
Common stock – 200.0 shares authorized	0.5	0.5
Capital in excess of par value	1,688.8	1,694.1
Retained earnings	251.5	219.7
Accumulated other comprehensive loss	(20.3)	(22.1)
Treasury stock	—	—
	1,920.5	1,892.2
	$3,090.2	$2,646.7
See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2021	2020

	(in millions)
Operating activities:
Net income	$36.7	$64.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	68.0	54.7
Stock-based compensation expense	8.8	8.8
Provision for deferred income taxes	6.1	2.4
Gains on disposition of property and other assets	(5.3)	(1.8)
(Increase) decrease in other assets	2.8	(2.1)
Increase (decrease) in other liabilities	(12.1)	(1.8)
Other	(1.6)	2.1
Changes in current assets and liabilities:
(Increase) decrease in receivables	(29.4)	12.3
(Increase) decrease in inventories	(38.7)	(14.7)
(Increase) decrease in other current assets	(4.1)	11.8
Increase (decrease) in accounts payable	49.8	9.1
Increase (decrease) in advance billings	(23.1)	(26.9)
Increase (decrease) in accrued liabilities	(6.8)	1.5
Net cash provided by operating activities	51.1	120.3

Investing activities:
Proceeds from disposition of property and other assets	11.1	7.0
Capital expenditures	(41.5)	(43.6)
Acquisitions, net of cash acquired	(388.7)	(313.9)
Net cash required by investing activities	(419.1)	(350.5)

Financing activities:
Payments to retire debt	(1.9)	(100.7)
Proceeds from issuance of debt	400.0	250.3
Shares repurchased	(4.4)	(2.0)
Dividends paid to common shareholders	(4.9)	(4.9)
Purchase of shares to satisfy employee tax on vested stock	(9.7)	(3.3)
Debt issuance costs	(6.6)	(1.2)
Net cash provided by financing activities	372.5	138.2
Net increase (decrease) in cash and cash equivalents	4.5	(92.0)
Cash and cash equivalents at beginning of period	95.8	240.4
Cash and cash equivalents at end of period	$100.3	$148.4

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at March 31, 2020	48.3	$0.5	$1,690.5	$152.0	$(24.0)	(0.1)	$(3.0)	$1,816.0
Net income	—	—	—	33.3	—	—	—	33.3
Other comprehensive income	—	—	—	—	0.3	—	—	0.3
Cash dividends on common stock	—	—	—	(2.4)	—	—	—	(2.4)
Restricted shares, net	0.2	—	5.8	—	—	(0.1)	(4.0)	1.8
Retirement of treasury stock	(0.2)	—	(7.0)	—	—	0.2	7.0	—
Other	—	—	0.1	—	—	—	—	0.1
Balances at June 30, 2020	48.3	$0.5	$1,689.4	$182.9	$(23.7)	—	$—	$1,849.1

Balances at March 31, 2021	48.2	$0.5	$1,699.4	$233.2	$(21.1)	—	$(0.7)	$1,911.3
Net income	—	—	—	20.8	—	—	—	20.8
Other comprehensive income	—	—	—	—	0.8	—	—	0.8
Cash dividends on common stock	—	—	—	(2.5)	—	—	—	(2.5)
Restricted shares, net	0.4	—	4.1	—	—	(0.1)	(9.6)	(5.5)
Shares repurchased	—	—	—	—	—	(0.1)	(4.4)	(4.4)
Retirement of treasury stock	(0.2)	—	(14.7)	—	—	0.2	14.7	—
Balances at June 30, 2021	48.4	$0.5	$1,688.8	$251.5	$(20.3)	—	$—	$1,920.5

Balances at December 31, 2019	48.3	$0.5	$1,686.7	$122.9	$(19.7)	—	$—	$1,790.4
Net income	—	—	—	64.9	—	—	—	64.9
Other comprehensive loss	—	—	—	—	(4.0)	—	—	(4.0)
Cash dividends on common stock	—	—	—	(4.9)	—	—	—	(4.9)
Restricted shares, net	0.2	—	10.5	—	—	(0.1)	(5.0)	5.5
Shares repurchased	—	—	—	—	—	(0.1)	(2.0)	(2.0)
Retirement of treasury stock	(0.2)	—	(7.0)	—	—	0.2	7.0	—
Other	—	—	(0.8)	—	—	—	—	(0.8)
Balances at June 30, 2020	48.3	$0.5	$1,689.4	$182.9	$(23.7)	—	$—	$1,849.1

Balances at December 31, 2020	48.2	$0.5	$1,694.1	$219.7	$(22.1)	—	$—	$1,892.2
Net income	—	—	—	36.7	—	—	—	36.7
Other comprehensive income	—	—	—	—	1.8	—	—	1.8
Cash dividends on common stock	—	—	—	(4.9)	—	—	—	(4.9)
Restricted shares, net	0.4	—	9.4	—	—	(0.1)	(10.3)	(0.9)
Shares repurchased	—	—	—	—	—	(0.1)	(4.4)	(4.4)
Retirement of treasury stock	(0.2)	—	(14.7)	—	—	0.2	14.7	—
Balances at June 30, 2021	48.4	$0.5	$1,688.8	$251.5	$(20.3)	—	$—	$1,920.5

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
The accompanying Consolidated Financial Statements are unaudited and have been prepared from the books and records of Arcosa, Inc. and its consolidated subsidiaries. All normal and recurring adjustments necessary for a fair presentation of the financial position of the Company and the results of operations, comprehensive income/loss, and cash flows have been made in conformity with accounting principles generally accepted in the U.S. (“GAAP”). All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, including the unknown potential duration, spread, severity, and impact of the COVID-19 pandemic, Arcosa's business, financial condition, and results of operations for the three and six months ended June 30, 2021 may not be indicative of Arcosa's expected business, financial condition, and results of operations for the year ending December 31, 2021.
These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited Consolidated and Combined Financial Statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2020.
Stockholders' Equity
In December 2020, the Company’s Board of Directors (the “Board”) authorized a new $50 million share repurchase program effective January 1, 2021 through December 31, 2022 to replace a program of the same amount that expired on December 31, 2020. For the three and six months ended June 30, 2021, the Company repurchased 71,712 shares at a cost of $4.4 million. As of June 30, 2021, the Company had a remaining authorization of $45.6 million under the program.
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
Engineered Structures
Within the Engineered Structures segment, revenue is recognized for our wind tower, certain utility structure, and certain storage tank product lines over time as the products are manufactured using an input approach based on the costs incurred relative to the total estimated costs of production. We recognize revenue over time for these products as they are highly customized to the needs of an individual customer resulting in no alternative use to the Company if not purchased by the customer after the contract is executed, and we have the right to bill the customer for our work performed to date plus at least a reasonable profit margin for work performed. As of June 30, 2021, we had a contract asset of $37.9 million related to these contracts, compared to $82.8 million at December 31, 2020, which is included in receivables, net of allowance, within the Consolidated Balance Sheets. The decrease in the contract asset is attributed to large deliveries of finished structures to customers in the first quarter. For all other products, revenue is recognized when the customer has accepted the product and legal title of the product has passed to the customer.
Transportation Products
The Transportation Products segment recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.

Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of June 30, 2021 and the percentage of the outstanding performance obligations as of June 30, 2021 expected to be delivered during the remainder of 2021:

	Unsatisfied performance obligations at June 30, 2021
	Total Amount	Percent expected to be delivered in 2021
	(in millions)
Engineered Structures:
Utility, wind, and related structures	$348.5	93%
Storage tanks	$30.3	100%

Transportation Products:
Inland barges	$139.4	66%
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
Financial Instruments
The Company considers all highly liquid debt instruments to be cash and cash equivalents if purchased with a maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and receivables. The Company places its cash investments in bank deposits and highly-rated money market funds, and its investment policy limits the amount of credit exposure to any one commercial issuer. We seek to limit concentrations of credit risk with respect to receivables with control procedures that monitor the credit worthiness of customers, together with the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected credit losses. Receivable balances determined to be uncollectible are charged against the allowance. To accelerate the conversion to cash, the Company may sell a portion of its trade receivables to a third party. The Company has no continuing involvement or recourse related to these receivables once they are sold, and the impact of these transactions in the Company's Consolidated Statements of Operations for the three and six months ended June 30, 2021 was not significant. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.
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
Recently issued accounting pronouncements not adopted as of June 30, 2021
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-04, “Reference Rate Reform” (“ASU 2020-04”) which provides optional guidance for contract modifications, hedging accounting, and other transactions associated with the transition from reference rates that are expected to be discontinued. ASU 2020-04 is effective for all entities upon issuance through December 31, 2022. We are still evaluating the impact of adoption, but do not expect the guidance to have a material impact on our Consolidated Financial Statements.

Note 2. Acquisitions and Divestitures
2021 Acquisitions
On August 4, 2021, we completed the stock acquisition of Southwest Rock Products, LLC and affiliated entities (collectively “Southwest Rock”), which will be included in our Construction Products segment for a total purchase price of approximately $150 million. The acquisition will be recorded as a business combination and was funded with cash on hand and $100.0 million of borrowings under our revolving credit facility.
On April 9, 2021, we completed the stock acquisition of StonePoint Ultimate Holding, LLC and affiliated entities (collectively “StonePoint”), a top 25 U.S. construction aggregates company, which is included in our Construction Products segment. The purchase price of $374.8 million was funded with proceeds from a private offering of $400.0 million of 4.375% senior unsecured notes that closed on April 6, 2021. See Note 7 Debt for additional information. Transaction costs incurred related to the StonePoint acquisition were approximately $5.4 million and $6.9 million during the three and six months ended June 30, 2021, respectively. The acquisition was recorded as a business combination based on preliminary valuations of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs. We expect to complete our purchase price allocation as soon as reasonably possible, not to exceed one year from the acquisition date. Adjustments to the preliminary purchase price allocation could be material to the purchase price allocation, particularly with respect to our preliminary estimates of property, plant, and equipment, mineral reserves, and deferred income taxes. The following table represents our preliminary purchase price allocation as of June 30, 2021:

(in millions)
Cash	$1.0
Accounts receivable	18.8
Inventories	21.0
Property, plant, and equipment	71.9
Mineral reserves	227.1
Goodwill	12.6
Customer relationships	7.2
Deferred income taxes	28.4
Other assets	10.3
Accounts payable	(7.4)
Accrued liabilities	(9.1)
Other liabilities	(7.0)
Total net assets acquired	$374.8

The goodwill acquired, none of which is tax deductible, primarily relates to StonePoint's market position and existing workforce. The customer relationship intangible has a weighted average useful life of 10 years. Revenues and operating profit (loss) included in the Consolidated Statement of Operations from the date of the acquisition were approximately $39.2 million and $(3.3) million during both the three and six months ended June 30, 2021.
The following table represents the unaudited pro-forma consolidated operating results of the Company as if the StonePoint acquisition had been completed on January 1, 2020. The unaudited pro-forma information makes certain adjustments to depreciation, depletion, and amortization expense to reflect the fair value recognized in the purchase price allocation, removes one-time transaction related costs, and aligns the Company's debt financing with that as of the acquisition date. The unaudited pro-forma information should not be considered indicative of the results that would have occurred if the acquisition had been completed on January 1, 2020, nor is such unaudited pro-forma information necessarily indicative of future results.

	Six Months Ended June 30, 2021	Year Ended December 31, 2020

	(in millions)
Revenues	$1,001.8	$2,080.0
Income before income taxes	$48.4	$135.5
In April 2021, we also completed the acquisition of certain assets and liabilities of a Dallas-Fort Worth, Texas based recycled aggregates business in our Construction Products segment. The purchase price of the acquisition was not significant.
2020 Acquisitions
On January 6, 2020, we completed the stock acquisition of Cherry Industries, Inc. and affiliated entities (collectively “Cherry”), a leading producer of natural and recycled aggregates in the Houston, Texas market, which is included in our Construction Products segment. The purchase price of $296.8 million was funded with a combination of cash on-hand, advances under a new $150.0 million five-year term loan, and future payments to the seller for a net cash paid of $284.1 million during the six months ended June 30, 2020. See Note 7 Debt for additional information on our credit facility. Non-recurring transaction and integration costs incurred related to the Cherry acquisition were approximately $0.7 million and $1.6 million during the three and six months ended June 30, 2020, respectively. The acquisition was recorded as a business combination with valuations of the assets acquired and liabilities at their acquisition date fair value using level three inputs, defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. The following table represents our final purchase price allocation:

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
In October 2020, we completed the stock acquisition of Strata Materials, LLC (“Strata”), a leading provider of natural and recycled aggregates in the Dallas-Fort Worth, Texas area, which is included in our Construction Products segment for a total purchase price of $87.0 million. The acquisition was recorded as a business combination based on valuations of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs. The valuation resulted in the recognition of $51.6 million of permits with an initial weighted average useful life of 22.8 years and $3.8 million of goodwill in our Construction Products segment. The remaining assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level.
In October 2020, we also completed the acquisition of certain assets and liabilities of a traffic structures business in our Engineered Structures segment. The purchase price of the acquisition was not significant.
Divestitures
There was no divestiture activity for the three and six months ended June 30, 2021 and 2020.

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of June 30, 2021
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets:
Cash equivalents	$45.0	$—	$—	$45.0
Total assets	$45.0	$—	$—	$45.0

Liabilities:
Interest rate hedge(1)	$—	$5.5	$—	$5.5
Contingent consideration(2)	—	—	6.7	6.7
Total liabilities	$—	$5.5	$6.7	$12.2

	Fair Value Measurement as of December 31, 2020
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets:
Cash equivalents	$27.1	$—	$—	$27.1
Total assets	$27.1	$—	$—	$27.1

Liabilities:
Interest rate hedge(1)	$—	$7.3	$—	$7.3
Contingent consideration(2)	—	—	9.8	9.8
Total liabilities	$—	$7.3	$9.8	$17.1
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

Note 4. Segment Information
The Company reports operating results in three principal business segments:
Construction Products. The Construction Products segment produces and sells construction aggregates and related products, including natural and recycled aggregates and specialty materials, and manufactures and sells trench shields and shoring products and services for infrastructure-related projects.
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
The financial information for these segments is shown in the tables below. We operate principally in North America.

	Three Months Ended June 30,
	Revenues		Operating Profit (Loss)
	2021	2020	2021	2020

	(in millions)
Aggregates and specialty materials	$181.5	$132.1
Other	23.0	16.1
Construction Products	204.5	148.2	$17.9	$24.3

Utility, wind, and related structures	191.6	176.9
Storage tanks	50.9	45.9
Engineered Structures	242.5	222.8	29.1	20.9

Inland barges	49.0	107.0
Steel components	19.2	21.2
Transportation Products	68.2	128.2	1.3	15.9

Segment Totals before Eliminations and Corporate	515.2	499.2	48.3	61.1
Corporate	—	—	(17.0)	(13.3)
Eliminations	(0.1)	(0.7)	—	—
Consolidated Total	$515.1	$498.5	$31.3	$47.8

	Six Months Ended June 30,
	Revenues		Operating Profit (Loss)
	2021	2020	2021	2020

	(in millions)
Aggregates and specialty materials	$316.8	$264.2
Other	40.9	33.4
Construction Products	357.7	297.6	$33.7	$41.1

Utility, wind, and related structures	355.6	353.3
Storage tanks	93.9	92.7
Engineered Structures	449.5	446.0	46.6	45.8

Inland barges	106.9	196.0
Steel components	41.5	49.2
Transportation Products	148.4	245.2	5.4	30.2

Segment Totals before Eliminations and Corporate	955.6	988.8	85.7	117.1
Corporate	—	—	(31.5)	(24.2)
Eliminations	(0.1)	(2.1)	—	—
Consolidated Total	$955.5	$986.7	$54.2	$92.9

Note 5. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020

	(in millions)
Land	$143.3	$139.2
Mineral reserves	483.2	249.9
Buildings and improvements	315.9	302.3
Machinery and other	945.5	853.6
Construction in progress	47.7	49.6
	1,935.6	1,594.6
Less accumulated depreciation and depletion	(728.9)	(681.3)
	$1,206.7	$913.3

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill by segment is as follows:

	June 30, 2021	December 31, 2020

	(in millions)
Construction Products	$331.6	$320.0
Engineered Structures	437.6	437.0
Transportation Products	37.0	37.0
	$806.2	$794.0

The increase in Construction Products goodwill during the six months ended June 30, 2021 is primarily due to the acquisition of StonePoint. The increase in Engineered Structures goodwill during the six months ended June 30, 2021 is due to a refinement of the purchase price allocation of a recent acquisition. See Note 2 Acquisitions and Divestitures.
Intangible Assets
Intangibles, net consisted of the following:

	June 30, 2021	December 31, 2020

	(in millions)
Intangibles with indefinite lives - Trademarks	$34.1	$34.1

Intangibles with definite lives:
Customer relationships	133.2	123.8
Permits	87.5	73.6
Other	8.0	8.1
	228.7	205.5
Less accumulated amortization	(35.5)	(26.7)
	193.2	178.8
Intangible assets, net	$227.3	$212.9

Note 7. Debt
The following table summarizes the components of debt as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

	(in millions)
Revolving credit facility	$100.0	$100.0
Term loan	148.1	149.1
Senior notes	400.0	—
Finance leases	12.4	5.6
	660.5	254.7
Less: unamortized debt issuance costs	(6.6)	(0.2)
Total debt	$653.9	$254.5

Revolving Credit Facility and Term Loan
On November 1, 2018, the Company entered into a $400.0 million unsecured revolving credit facility that was scheduled to mature in November 2023. On January 2, 2020, the Company entered into an Amended and Restated Credit Agreement to increase the revolving credit facility to $500.0 million and add a term loan facility of $150.0 million, in each case with a maturity date of January 2, 2025. The entire term loan was advanced on January 2, 2020 in connection with the closing of the acquisition of Cherry. See Note 2 Acquisitions and Divestitures. As of June 30, 2021, the term loan had a remaining balance of $148.1 million.
As of June 30, 2021, we had $100.0 million of outstanding loans borrowed under the revolving credit facility, and there were approximately $28.5 million of letters of credit issued, leaving $371.5 million available. Of the outstanding letters of credit as of June 30, 2021, $23.6 million are expected to expire in 2021, with the remainder in 2022. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year. On August 4, 2021, we borrowed an additional $100.0 million under our revolving credit facility to fund the acquisition of Southwest Rock.
The interest rates under the revolving credit facility and term loan are variable based on LIBOR or an alternate base rate plus a margin. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on the Company’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing ranges from 1.25% to 2.00% and was set at LIBOR plus 1.25% as of June 30, 2021. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.20% at June 30, 2021.
The Company's revolving credit and term loan facilities require the maintenance of certain ratios related to leverage and interest coverage. As of June 30, 2021, we were in compliance with all such financial covenants. Borrowings under the credit agreement are guaranteed by certain wholly-owned subsidiaries of the Company.
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
As of June 30, 2021, the Company had $1.5 million of unamortized debt issuance costs related to the revolving credit facility, which are included in other assets on the Consolidated Balance Sheet.
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

At any time prior to April 15, 2024, the Company may redeem all or a portion of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. On and after April 15, 2024, the Company may redeem all or a portion of the Notes at redemption prices set forth in the indenture, plus accrued and unpaid interest to the redemption date. If a Change of Control Triggering Event (as defined in the indenture) occurs, the Company must offer to repurchase the Notes at a price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest to the date of repurchase.
The estimated fair value of the Notes as of June 30, 2021 was $407.3 million based on a quoted market price in a market with little activity (Level 2 input).
In connection with the issuance of the Notes, the Company paid $6.6 million of debt issuance costs.
The remaining principal payments under existing debt agreements as of June 30, 2021 are as follows:

	2021	2022	2023	2024	2025	Thereafter

	(in millions)
Revolving credit facility	$—	$—	$—	$—	$100.0	$—
Term loan	3.7	7.5	8.5	8.4	120.0	—
Senior notes	—	—	—	—	—	400.0

Interest rate hedges
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in 2023, to reduce the effect of changes in the variable interest rates associated with borrowings under the Amended and Restated Credit Agreement. The instrument carried an initial notional amount of $100 million, thereby hedging the first $100 million of borrowings. The instrument effectively fixes the LIBOR component of borrowings at a monthly rate of 2.71%. As of June 30, 2021, the Company has recorded a liability of $5.5 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive loss. See Note 3 Fair Value Accounting.

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

Operating Leases
The following tables present information about the Company's operating leases as of June 30, 2021:

June 30, 2021
(in millions)
Maturity of Lease Liabilities
2021 (remaining)	$3.1
2022	4.8
2023	3.6
2024	3.1
2025	2.4
Thereafter	10.7
Total undiscounted operating lease payments	27.7
Less imputed interest	(5.3)
Present value of operating lease liabilities	$22.4

Balance Sheet Classification	June 30, 2021	December 31, 2020

	(in millions)
Other assets	$19.3	$17.9

Accrued liabilities	4.7	4.8
Other liabilities	17.7	16.4
Total operating lease liabilities	$22.4	$21.2

Finance Leases
Finance leases are included in property, plant, and equipment, net and debt on the Consolidated Balance Sheets. The associated amortization expense and interest expense are included in depreciation and interest expense, respectively, on the Consolidated Statements of Operations. These leases are not material to the Consolidated Financial Statements as of June 30, 2021.

Note 9. Other, Net
Other, net (income) expense consists of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Interest income	$(0.1)	$(0.1)	$(0.1)	$(0.3)
Foreign currency exchange transactions	(0.1)	0.2	0.5	0.2
Other	(0.1)	(0.2)	(0.2)	(0.2)
Other, net (income) expense	$(0.3)	$(0.1)	$0.2	$(0.3)

Note 10. Income Taxes
For interim income tax reporting, we estimate our annual effective tax rate and apply it to our year to date ordinary income (loss). Tax jurisdictions with a projected or year to date loss for which a tax benefit cannot be realized are excluded. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. We have open tax years from 2013 to 2020 with various significant tax jurisdictions.

Our effective tax rates of 16.8% and 19.0% for the three and six months ended June 30, 2021, respectively, were lower than the U.S. federal statutory rate of 21.0% due to decreased state income taxes, statutory depletion deductions, and compensation-related items, partially offset by disallowed expenses connected to acquisitions, and foreign nondeductible expenses. For the three and six months ended June 30, 2020, the effective tax rates of 26.2% and 25.5%, respectively, were higher than the U.S. federal statutory rate of 21.0% due primarily to state taxes, tax effects of foreign currency translation, and nondeductible compensation expenses in the U.S. and Mexico.
In response to the COVID-19 pandemic, on March 27, 2020 the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes certain tax relief and benefits that may impact the Company. As of June 30, 2021, the Company has deferred $9.7 million in payroll-related taxes in accordance with the provisions of the CARES Act.

Note 11. Employee Retirement Plans
Total employee retirement plan expense, which includes related administrative expenses, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Defined contribution plans	$2.6	$2.7	$5.3	$5.3
Multiemployer plan	0.6	0.5	1.0	0.9
	$3.2	$3.2	$6.3	$6.2

The Company contributes to a multiemployer defined benefit plan under the terms of a collective-bargaining agreement that covers certain union-represented employees at one of the facilities of Meyer Utility Structures, a subsidiary of Arcosa. The Company contributed $0.5 million and $0.9 million to the multiemployer plan for the three and six months ended June 30, 2021, respectively. The Company contributed $0.4 million and $0.8 million to the multiemployer plan for the three and six months ended June 30, 2020, respectively. Total contributions to the multiemployer plan for 2021 are expected to be approximately $1.7 million.

Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the six months ended June 30, 2021 and 2020 are as follows:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Accumulated other comprehensive loss

	(in millions)
Balances at December 31, 2019	$(16.3)	$(3.4)	$(19.7)
Other comprehensive income (loss), net of tax, before reclassifications	(0.7)	(3.9)	(4.6)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, ($0.2), and ($0.2)	—	0.6	0.6
Other comprehensive income (loss)	(0.7)	(3.3)	(4.0)
Balances at June 30, 2020	$(17.0)	$(6.7)	$(23.7)

Balances at December 31, 2020	$(16.6)	$(5.5)	$(22.1)
Other comprehensive income (loss), net of tax, before reclassifications	0.3	0.8	1.1
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, ($0.2), and ($0.2)	—	0.7	0.7
Other comprehensive income (loss)	0.3	1.5	1.8
Balances at June 30, 2021	$(16.3)	$(4.0)	$(20.3)

Note 13. Stock-Based Compensation
Stock-based compensation totaled approximately $4.1 million and $8.8 million for the three and six months ended June 30, 2021, respectively. Stock-based compensation totaled approximately $5.1 million and $8.8 million for the three and six months ended June 30, 2020, respectively.

Note 14. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income remaining after allocation to unvested restricted shares, which includes unvested restricted shares of Arcosa stock held by employees of the Former Parent, by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted earnings per common share includes the weighted average net impact of nonparticipating unvested restricted shares. Total weighted average restricted shares were 1.8 million and 1.9 million shares for the three and six months ended June 30, 2021, respectively. Total weighted average restricted shares were 1.6 million shares for the three and six months ended June 30, 2020.
The computation of basic and diluted earnings per share follows.

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS

	(in millions, except per share amounts)
Net income	$20.8			$33.3
Unvested restricted share participation	(0.1)			(0.3)
Net income per common share – basic	20.7	48.1	$0.43	33.0	47.9	$0.69
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.5		—	0.5
Net income per common share – diluted	$20.7	48.6	$0.43	$33.0	48.4	$0.68

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS

	(in millions, except per share amounts)
Net income	$36.7			$64.9
Unvested restricted share participation	(0.2)			(0.5)
Net income per common share – basic	36.5	48.0	$0.76	64.4	47.9	$1.34
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.5		—	0.5
Net income per common share – diluted	$36.5	48.5	$0.75	$64.4	48.4	$1.33

Note 15. Contingencies
The Company is involved in claims and lawsuits incidental to our business arising from various matters including commercial disputes, alleged product defect and/or warranty claims, intellectual property matters, personal injury claims, environmental issues, employment and/or workplace-related matters, and various governmental regulations. At June 30, 2021, the range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $0.6 million to $0.7 million.
The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when probable losses can be reasonably estimated. At June 30, 2021, total accruals of $1.4 million are included in accrued liabilities in the accompanying Consolidated Balance Sheet. The Company believes any additional liability from such claims and suits would not be material to its financial position or results of operations.
Arcosa is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment. The Company has reserved $1.1 million as of June 30, 2021, included in our total accruals of $1.4 million discussed above, to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties.

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
In addition to the extensive health and safety protocols already in place across our plants, we estimate that we are incurring less than $1 million per quarter of incremental costs related to COVID-19 for personal protective equipment, health screenings, deep cleaning services, and facilities re-configurations. We do not anticipate that the enhanced health and safety protocols will have a material impact on the productivity of our plants.
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

Market Outlook
•Within our Construction Products segment, we have experienced better than anticipated construction demand since the outbreak of the COVID-19 pandemic as construction activity in Texas has remained resilient, when seasonal weather conditions have been normal, and other states have reopened for business. However, we did experience a softening of demand for our specialty materials and shoring products businesses during 2020 following the outbreak. Our shoring products business and lightweight aggregates business within specialty materials have recovered to pre-pandemic demand levels in 2021, while other areas of specialty materials have shown signs of improvement. The outlook for public and private construction activity has improved as expectations for U.S. economic growth have increased following the roll-out of vaccines and associated re-opening of the economy, but the environment continues to be uncertain.
•Within our Engineered Structures segment, our backlog as of June 30, 2021 provides a healthy level of production visibility for the remainder of 2021, but at a lower level than at the same period last year. Our customers remain committed to taking delivery of these orders. In utility structures, order and inquiry activity remains strong, as customers remain focused on grid hardening and reliability initiatives. We continue to actively work with our wind tower customers on new order inquiries; however, we expect a lower level of wind tower production in 2021 as the wind industry continues to transition from 100% Production Tax Credit ("PTC") support. In 2021, we will benefit from a full-year of revenues from the newly acquired traffic and telecom structures businesses, where demand conditions are favorable. Order and inquiry activity in the storage tank business is very strong, after taking a pause initially at the onset of COVID-19, as certain customers deferred new tank installations.
•Within our Transportation Products segment, our backlog for inland barges as of June 30, 2021 is 60% lower than the backlog level at first quarter 2020 during the onset of the pandemic and provides a low base level of production visibility into 2022. Our customers remain committed to taking delivery of these orders. Barge order levels fell sharply in the second and third quarters of 2020 as our customers’ barge utilization rates declined from the COVID-19 related economic slowdown and have remained low through the second quarter of 2021. Lower demand for refined products, including gasoline and jet fuel, and low, but increasing, oil prices negatively impacted order quantities for liquid barges in 2020 and inquiries remain very low thus far in 2021. Conversely, the underlying fundamentals for a dry barge replacement cycle remain in place, evidenced by strong order levels in the fourth quarter of 2020 at a level consistent with pre-pandemic demand. However, a sharp and sustained increase in steel prices since the end of 2020 has negatively impacted 2021 order levels and the near-term outlook for dry barge demand. We have reduced our capacity in all three barge operating plants to align with lower production levels into 2022 and will idle our Madisonville, Louisiana facility in the third quarter to further reduce our cost structure. We continue to remain flexible to allow time for fundamentals to recover. Demand for steel components, which was softening pre-COVID-19 due to a weakening North American rail transportation market, remains depressed but is showing early signs of recovery as the outlook for the new railcar market is improving.
Executive Overview
Recent Developments
In August 2021, we completed the stock acquisition of Southwest Rock Products, LLC and affiliated entities (collectively “Southwest Rock”), which will be included in our Construction Products segment for a total purchase price of approximately $150 million. The acquisition will be recorded as a business combination and was funded with cash on hand and $100.0 million of borrowings under our revolving credit facility.
In April 2021, we completed the stock acquisition of StonePoint Ultimate Holding, LLC and affiliated entities (collectively “StonePoint”), a top 25 U.S. construction aggregates company, which is included in our Construction Products segment for a total purchase price of approximately $374.8 million. The acquisition was recorded as a business combination and was funded with proceeds from a private offering of $400.0 million of 4.375% senior unsecured notes that closed on April 6, 2021.
Financial Operations and Highlights
•Revenues for the three months ended June 30, 2021 increased by 3.3% to $515.1 million as increased revenue in Construction Product and Engineered Structures were largely offset by decreased volumes in Transportation Products. Revenues for the six months ended June 30, 2021 decreased by 3.2% to $955.5 million compared to the same period in 2020, primarily due to lower volumes in Transportation Products, partially offset by increased volumes in Construction Products.
•Operating profit for the three and six months ended June 30, 2021 totaled $31.3 million and $54.2 million, respectively, representing a decrease of $16.5 million and $38.7 million, respectively, from the same periods in 2020, primarily driven by additional costs from acquired businesses in Construction Products and Engineered Structures and lower volumes in Transportation Products.
•Selling, general, and administrative expenses increased by 23.2% and 16.2%, respectively, for the three and six months ended June 30, 2021 when compared to the prior year periods largely due to increased acquisition-related expenses, including $7.5 million in corporate costs for the six months ended June 30, 2021, and additional costs from acquired businesses. As a percentage of revenue, selling, general, and administrative expenses increased to 12.9% for the three and six months ended June 30, 2021, compared to 10.8% and 10.7%, respectively, for the same periods in 2020.
•The effective tax rate for the three and six months ended June 30, 2021 was 16.8% and 19.0%, respectively, compared to 26.2% and 25.5%, respectively, for the same periods in 2020. The decrease in the tax rate for the three and six months ended June 30, 2021 is primarily due to decreased state taxes and compensation-related expenses in the current period. See Note 10 Income Taxes of the Consolidated Financial Statements.
•Net income for the three and six months ended June 30, 2021 was $20.8 million and $36.7 million, respectively, compared to $33.3 million and $64.9 million, respectively, for the same periods in 2020.
Our Engineered Structures and Transportation Products segments operate in cyclical industries. Additionally, results in our Construction Products segment are affected by weather and seasonal fluctuations with the second and third quarters historically being the quarters with the highest revenues.
Unsatisfied Performance Obligations (Backlog)
As of June 30, 2021 and 2020, our unsatisfied performance obligations, or backlog, were as follows:

	June 30, 2021	December 31, 2020	June 30, 2020

	(in millions)
Engineered Structures:
Utility, wind, and related structures	$348.5	$334.0	$352.2
Storage tanks	30.3	15.6	15.5

Transportation Products:
Inland barges	$139.4	$175.5	$258.7
Approximately 93% of the unsatisfied performance obligations for our utility, wind, and related structures in our Engineered Structures segment are expected to be delivered during 2021, with the remainder expected to be delivered during 2022. All of the unsatisfied performance obligations for our storage tanks business in our Engineered Structures segment are expected to be delivered during 2021. Approximately 66% of unsatisfied performance obligations for inland barges in our Transportation Products segment are expected to be delivered during 2021, with the remainder expected to be delivered during 2022.

Results of Operations
Overall Summary
Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percent Change	2021	2020	Percent Change

	(in millions)			(in millions)
Construction Products	$204.5	$148.2	38.0%	$357.7	$297.6	20.2%
Engineered Structures	242.5	222.8	8.8	449.5	446.0	0.8
Transportation Products	68.2	128.2	(46.8)	148.4	245.2	(39.5)
Segment Totals before Eliminations	515.2	499.2	3.2	955.6	988.8	(3.4)
Eliminations	(0.1)	(0.7)		(0.1)	(2.1)
Consolidated Total	$515.1	$498.5	3.3	$955.5	$986.7	(3.2)
2021 versus 2020
•Revenues for the three months ended June 30, 2021 increased by 3.3%. Revenues for the six months ended June 30, 2021 decreased by 3.2%.
•Revenues from Construction Products increased primarily due to higher natural and recycled aggregates volumes from acquired businesses as well as in our legacy natural aggregates business.
•Revenues from Engineered Structures increased primarily due to increased pricing in all product lines driven by higher steel prices, higher volumes in utility structures and storage tanks, and a one-time resolution of a customer dispute from 2019 in our wind towers business.
•Revenues from Transportation Products decreased primarily due to lower volumes in inland barge and steel components.

Operating Costs

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percent Change	2021	2020	Percent Change

	(in millions)			(in millions)
Construction Products	$186.6	$123.9	50.6%	$324.0	$256.5	26.3%
Engineered Structures	213.4	201.9	5.7	402.9	400.2	0.7
Transportation Products	66.9	112.3	(40.4)	143.0	215.0	(33.5)
Segment Totals before Eliminations and Corporate Expenses	466.9	438.1	6.6	869.9	871.7	(0.2)
Corporate	17.0	13.3	27.8	31.5	24.2	30.2
Eliminations	(0.1)	(0.7)		(0.1)	(2.1)
Consolidated Total	$483.8	$450.7	7.3	$901.3	$893.8	0.8

2021 versus 2020
•Operating costs for the three and six months ended June 30, 2021 increased by 7.3% and 0.8%, respectively.
•Cost of revenues for Construction Products increased primarily due to higher volumes from the acquired StonePoint business, including $4.7 million for the cost impact of the fair market value write-up of acquired inventory.
•Cost of revenues for Engineered Structures increased primarily due to higher volumes in our utilities structures, storage tanks, and other recently acquired businesses.
•Cost of revenues for Transportation Products decreased primarily due to lower volumes in all product lines.
•As a percentage of revenues, selling, general, and administrative expenses, including Corporate expenses, increased to 12.9% for the three and six months ended June 30, 2021, compared to 10.8% and 10.7%, respectively, for the same periods in 2020. The increase is largely due to higher acquisition-related transaction and integration costs in corporate and additional costs from acquired businesses.
Operating Profit (Loss)

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percent Change	2021	2020	Percent Change

	(in millions)			(in millions)
Construction Products	$17.9	$24.3	(26.3)%	$33.7	$41.1	(18.0)%
Engineered Structures	29.1	20.9	39.2	46.6	45.8	1.7
Transportation Products	1.3	15.9	(91.8)	5.4	30.2	(82.1)
Segment Totals before Corporate Expenses	48.3	61.1	(20.9)	85.7	117.1	(26.8)
Corporate	(17.0)	(13.3)	27.8	(31.5)	(24.2)	30.2
Consolidated Total	$31.3	$47.8	(34.5)	$54.2	$92.9	(41.7)
2021 versus 2020
•Operating profit for the three and six months ended June 30, 2021 decreased by 34.5% and 41.7%, respectively.
•Operating profit in Construction Products decreased primarily due additional costs from acquired StonePoint business and the impact of adverse weather conditions in the first half of the year.
•Operating profit in Engineered Structures increased primarily due to improved margins in our storage tank business and a one-time resolution of a customer dispute from 2019 in our wind towers business.
•Operating profit in Transportation Products decreased primarily due to lower volumes in all product lines.

For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.

Other Income and Expense
Other, net (income) expense consists of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Interest income	$(0.1)	$(0.1)	$(0.1)	$(0.3)
Foreign currency exchange transactions	(0.1)	0.2	0.5	0.2
Other	(0.1)	(0.2)	(0.2)	(0.2)
Other, net (income) expense	$(0.3)	$(0.1)	$0.2	$(0.3)

Income Taxes
The provision for income taxes results in effective tax rates that differ from the statutory rates. The Company's effective tax rate for the three and six months ended June 30, 2021 was 16.8% and 19.0%, respectively, compared to 26.2% and 25.5%, respectively, for the same periods in 2020. The decrease in the tax rates for the three and six months ended June 30, 2021 is primarily due to decreased state taxes and increased compensation-related deductions.
Our effective tax rate reflects the Company's estimate for its state income tax expense, excess tax benefits related to equity compensation, and the impact of foreign tax benefits. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of income taxes.
In response to the COVID-19 pandemic, on March 27, 2020 the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes certain tax relief and benefits that may impact the Company. Approximately $15 million of federal and state income tax payments deferred during the first half of 2020 were paid during the third quarter of 2020. As of June 30, 2021, the Company has deferred $9.7 million in payroll-related taxes in accordance with the provisions of the CARES Act. We expect to pay $4.9 million during the year ending December 31, 2021, with the remainder to be paid during 2022.

Segment Discussion
Construction Products

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percent	2021	2020	Percent

	($ in millions)		Change	($ in millions)		Change
Revenues:
Aggregates and specialty materials	$181.5	$132.1	37.4%	$316.8	$264.2	19.9%
Other	23.0	16.1	42.9	40.9	33.4	22.5
Total revenues	204.5	148.2	38.0	357.7	297.6	20.2

Operating costs:
Cost of revenues	162.7	107.1	51.9	281.6	222.1	26.8
Selling, general, and administrative expenses	23.9	16.8	42.3	42.4	34.4	23.3
Operating profit	$17.9	$24.3	(26.3)	$33.7	$41.1	(18.0)

Depreciation, depletion, and amortization(1)	$22.5	$13.9	61.9	$39.6	$27.7	43.0

(1) Depreciation, depletion, and amortization are components of operating profit.

Three Months Ended June 30, 2021 versus Three Months Ended June 30, 2020
•Revenues increased 38.0% primarily driven by the acquisition of StonePoint, which increased segment revenues by approximately 25%. Demand was generally stronger across our natural and recycled aggregates businesses serving construction end markets, but higher than normal adverse weather days during the quarter impacted sales volumes, especially operations in Texas and other areas along the Gulf Coast. Revenues from our specialty materials businesses increased due to strong volumes in our lightweight aggregates business and other product lines serving building products end markets, offset by continued pockets of suppressed demand from COVID-related challenges in certain other product lines. Revenues from our trench shoring business increased 42.9% as volumes have recovered to pre-pandemic levels.
•Cost of revenues increased 51.9% due to higher volumes from the acquired StonePoint business, including $4.7 million for the cost impact of the fair market value write-up of acquired inventory. As a percent of revenues, cost of revenues increased to 79.6% compared to 72.3% due to reduced production from abnormally high adverse weather days, higher fuel prices, and other inflationary-related increases.
•Selling, general, and administrative costs increased due to additional costs from acquired businesses. Selling, general, and administrative costs in the legacy businesses were slightly lower than the previous period as a percent of revenues.
•Operating profit decreased 26.3% due to amortization of the fair value write-up of inventory from the acquisition of StonePoint and lower revenues and cost absorption from a higher number of adverse weather days, partially offset by improvement in our specialty materials and shoring products businesses. We estimate the reduction in operating profit from the adverse weather was $3-4 million during the quarter.
•Depreciation, depletion, and amortization expense increased primarily due to the acquired StonePoint business.

Six Months Ended June 30, 2021 versus Six Months Ended June 30, 2020
•Revenues increased 20.2% compared to last year primarily driven by the acquisition of StonePoint, which increased segment revenues by approximately 10%. The additional increase in revenue was partially driven by continued demand improvement for construction aggregates despite numerous weather-related challenges in the first half of the year, partially offset by reduced volumes in plants serving oil and gas markets. Revenues from our trench shoring business increased 22.5% due to a continued recovery in demand following the outbreak of the pandemic.
•Cost of revenues increased 26.8% primarily due to higher volumes from the acquired StonePoint business, including $4.7 million for the cost impact of the fair market value write-up of acquired inventory. As a percent of revenues, cost of revenues excluding depreciation, depletion, and amortization expense increased slightly year over year due to higher fuel prices and other inflationary-related increases.
•Selling, general, and administrative costs increased due to additional costs from acquired businesses.
•Operating profit decreased 18.0% due to amortization of the fair value write-up of inventory from the acquisition of StonePoint, the impact of Winter Storm Uri in the first quarter, and abnormally high adverse weather days in the second quarter.
•Depreciation, depletion, and amortization expense increased primarily due to recently acquired businesses.

Engineered Structures

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percent	2021	2020	Percent

	($ in millions)		Change	($ in millions)		Change
Revenues:
Utility, wind, and related structures	$191.6	$176.9	8.3%	$355.6	$353.3	0.7%
Storage tanks	50.9	45.9	10.9	93.9	92.7	1.3
Total revenues	242.5	222.8	8.8	449.5	446.0	0.8

Operating costs:
Cost of revenues	193.4	183.7	5.3	364.5	364.7	(0.1)
Selling, general, and administrative expenses	20.0	18.2	9.9	38.4	35.5	8.2
Operating profit	$29.1	$20.9	39.2	$46.6	$45.8	1.7

Depreciation and amortization(1)	$8.4	$8.1	3.7	$16.8	$15.5	8.4

(1) Depreciation and amortization are components of operating profit.

Three Months Ended June 30, 2021 versus Three Months Ended June 30, 2020
•Revenues increased 8.8% due to increased pricing across all product lines driven by higher steel prices and higher volumes in utility structures, storage tanks, and acquired traffic and telecom structures businesses. During the quarter, we recognized $7.7 million of revenue related to a one-time resolution of a customer dispute from 2019 in our wind towers business. The associated towers were removed from backlog in 2020 and we continue to have a good commercial relationship with this customer.
•Cost of revenues increased 5.3% driven by higher volumes in our utility structures business, acquired traffic and telecom structures businesses, and increased steel prices.
•Selling, general, and administrative costs increased 9.9% primarily due to additional costs from acquired businesses.
•Operating profit increased 39.2% primarily due to improved margins in our storage tank business and a one-time resolution of a customer dispute in our wind towers business.

Six Months Ended June 30, 2021 versus Six Months Ended June 30, 2020
•Revenues were substantially unchanged as a one-time resolution of a customer dispute in the second quarter and increased volumes in utility structures, storage tank, and acquired traffic and telecom structures businesses were offset by lower wind tower volumes, partially due to the temporary idling of a facility earlier in the year.
•Cost of revenues were flat as increased volumes in utility structures, storage tank, and acquired traffic and telecom structures businesses were offset by lower wind tower volumes. Cost of revenues also decreased due to a gain of $3.9 million recognized on the sale of a non-operating facility in the first quarter.
•Selling, general, and administrative costs increased 8.2% primarily due to additional costs from acquired businesses.
•Operating profit increased 1.7% primarily due to improved margins in our storage tank business, a one-time resolution of a customer dispute, and the gain on the sale of a non-operating facility. This increase was partially offset by Winter Storm Uri that impacted production in our Texas and Oklahoma plants for approximately one week in the first quarter and the temporary idling of a wind tower facility earlier in the year.

Unsatisfied Performance Obligations (Backlog)
As of June 30, 2021, the backlog for utility, wind, and related structures was $348.5 million, compared to $334.0 million and $352.2 million as of December 31, 2020 and June 30, 2020, respectively, approximately 93% of which is expected to be delivered during the year ending December 31, 2021 with the remainder expected to be delivered in 2022. Future wind tower orders are subject to uncertainty as PTC eligibility for new wind farm projects is currently in a phase-out period that extends until 2025. Pricing of orders and individual order quantities reflect a market transitioning from PTC incentives. As of June 30, 2021, the backlog for our storage tank business was $30.3 million, all of which is expected to be delivered during the year ending December 31, 2021.

Transportation Products

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percent	2021	2020	Percent

	($ in millions)		Change	($ in millions)		Change
Revenues:
Inland barges	$49.0	$107.0	(54.2)%	$106.9	$196.0	(45.5)%
Steel components	19.2	21.2	(9.4)	41.5	49.2	(15.7)
Total revenues	68.2	128.2	(46.8)	148.4	245.2	(39.5)

Operating costs:
Cost of revenues	61.4	106.7	(42.5)	132.5	203.4	(34.9)
Selling, general, and administrative expenses	5.5	5.6	(1.8)	10.5	11.6	(9.5)
Operating profit	$1.3	$15.9	(91.8)	$5.4	$30.2	(82.1)

Depreciation and amortization (1)	$4.5	$4.7	(4.3)	$9.1	$9.1	—

(1) Depreciation and amortization are components of operating profit.
Three Months Ended June 30, 2021 versus Three Months Ended June 30, 2020
•Revenues decreased 46.8%. Revenues from inland barges decreased 54.2% due to lower hopper and tank barge deliveries as demand has weakened from the COVID-19 pandemic and increased steel prices. Steel component revenues decreased 9.4% due to decreased deliveries and lower contractual pricing as the North American railcar market remains depressed.
•Cost of revenues decreased 42.5% driven by lower volumes in all product lines.
•Selling, general, and administrative costs were substantially unchanged.
•Operating profit decreased by 91.8% due to lower volumes and declines in operational efficiencies from reduced capacity utilization.

Six Months Ended June 30, 2021 versus Six Months Ended June 30, 2020
•Revenues decreased 39.5%. Revenues from inland barges decreased 45.5% due to lower hopper and tank barge deliveries as demand has weakened from the COVID-19 pandemic and increased steel prices. Steel component revenues decreased 15.7% due to decreased deliveries and lower contractual pricing as the North American railcar market remains depressed.
•Cost of revenues decreased 34.9% driven by lower volumes in all product lines.
•Selling, general, and administrative costs decreased 9.5% due to lower compensation costs.
•Operating profit decreased 82.1% due to lower volumes and declines in operational efficiencies from reduced capacity utilization.

Unsatisfied Performance Obligations (Backlog)
As of June 30, 2021, the backlog for inland barges was $139.4 million, compared to $175.5 million and $258.7 million as of December 31, 2020 and June 30, 2020, respectively. Approximately 66% of unsatisfied performance obligations for inland barges are expected to be delivered during the year ending December 31, 2021 with the remainder expected to be delivered in 2022.

Corporate

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percent	2021	2020	Percent

	(in millions)		Change	(in millions)		Change
Corporate overhead costs	$17.0	$13.3	27.8%	$31.5	$24.2	30.2%

2021 versus 2020
•Corporate overhead costs increased 27.8% and 30.2% for the three and six months ended June 30, 2021, respectively. The increase primarily related to higher acquisition-related transaction and integration costs of $5.8 million and $7.5 million for the three and six months ended June 30, 2021, respectively, compared to $0.7 million and $1.6 million for the same periods in 2020.
•We estimate full-year corporate costs of approximately $13-14 million per quarter, excluding non-recurring acquisition and integration expenses, for the remainder of 2021. Acquisition and related integration costs are expected to be approximately $2 million in each of the third and fourth quarters of 2021.

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
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020

	(in millions)
Total cash provided by (required by):
Operating activities	$51.1	$120.3
Investing activities	(419.1)	(350.5)
Financing activities	372.5	138.2
Net increase (decrease) in cash and cash equivalents	$4.5	$(92.0)
Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2021 was $51.1 million compared to $120.3 million for the six months ended June 30, 2020.
•The changes in current assets and liabilities resulted in a net use of cash of $52.3 million for the six months ended June 30, 2021 compared to a net use of cash of $6.9 million for the six months ended June 30, 2020. The current year activity was primarily driven by increased receivables and inventories.
Investing Activities. Net cash required by investing activities for the six months ended June 30, 2021 was $419.1 million compared to $350.5 million for the six months ended June 30, 2020.
•Capital expenditures for the six months ended June 30, 2021 were $41.5 million compared to $43.6 million for the same period last year. Full-year capital expenditures are expected to be approximately $110 to $120 million in 2021. We expect maintenance capital expenditures of approximately $90 million and capital expenditures related to additional growth to be $20 to $30 million in 2021.
•Proceeds from the sale of property, plant, and equipment and other assets totaled $11.1 million for the six months ended June 30, 2021, compared to $7.0 million for the same period in 2020.
•Cash paid for acquisitions, net of cash acquired, was $388.7 million for the six months ended June 30, 2021 compared to cash paid for acquisitions, net of cash acquired, of $313.9 million for the same period in 2020. There was no divestiture activity for the six months ended June 30, 2021 and 2020.
Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2021 was $372.5 million compared to net cash provided by financing activities of $138.2 million for the same period in 2020.
•Current year to date activity primarily related to net proceeds from the issuance of the $400 million Senior Notes. Prior year to date activity was primarily related to proceeds from the issuance of the $150 million term loan.

Other Investing and Financing Activities
Revolving Credit Facility and Senior Notes
On January 2, 2020, the Company entered into an Amended and Restated Credit Agreement to increase the revolving credit facility to $500.0 million and added a term loan facility of $150.0 million, in each case with a maturity date of January 2, 2025. The entire term loan was advanced on January 2, 2020 in connection with the closing of the acquisition of Cherry. As of June 30, 2021, the term loan had a remaining balance of $148.1 million.
As of June 30, 2021, we had $100.0 million of outstanding loans borrowed under the revolving credit facility and there were approximately $28.5 million of letters of credit issued, leaving $371.5 million available for borrowing. On August 4, 2021, we borrowed an additional $100.0 million under our revolving credit facility to fund the acquisition of Southwest Rock.
The interest rates under the revolving credit facility and term loan are variable based on LIBOR or an alternate base rate plus a margin. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on Arcosa’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing ranges from 1.25% to 2.00% and was set at LIBOR plus 1.25% as of June 30, 2021. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.20% as of June 30, 2021.
The Company's revolving credit and term loan facilities require the maintenance of certain ratios related to leverage and interest coverage. As of June 30, 2021, we were in compliance with all such financial covenants. Borrowings under the credit agreement are guaranteed by certain wholly-owned subsidiaries of the Company.
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
We believe, based on our current business plans, that our existing cash, available liquidity, and cash flow from operations will be sufficient to fund necessary capital expenditures and operating cash requirements for the foreseeable future. The Company further believes that its financial resources will allow it to manage the anticipated impact of COVID-19 on the Company's business operations for the foreseeable future. The macroeconomic uncertainties posed by COVID-19 are evolving. Consequently, the Company will continue to evaluate its financial position in light of future developments, particularly those relating to COVID-19.
Dividends and Repurchase Program
In May 2021, the Company declared a quarterly cash dividend of $0.05 per share that was paid on July 31, 2021.
In December 2020, the Company’s Board of Directors authorized a new $50 million share repurchase program effective January 1, 2021 through December 31, 2022 to replace a program of the same amount that expired on December 31, 2020. Under the program, the Company repurchased 71,712 shares at a cost of $4.4 million during the six months ended June 30, 2021. As of June 30, 2021, the Company had a remaining authorization of $45.6 million under the program. See Note 1 of the Notes to the Consolidated Financial Statements.
Derivative Instruments
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in 2023, to reduce the effect of changes in the variable interest rates associated with borrowings under the Amended and Restated Credit Agreement. The instrument carried an initial notional amount of $100.0 million, thereby hedging the first $100.0 million of borrowings. The instrument effectively fixes the LIBOR component of the borrowings at a monthly rate of 2.71%. As of June 30, 2021, the Company has recorded a liability of $5.5 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive loss. See Note 3 and Note 7 of the Notes to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements
As of June 30, 2021, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $28.5 million, of which $23.6 million are expected to expire in 2021, with the remainder in 2022. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year. See Note 7 of the Notes to the Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2020 as set forth in our 2020 Annual Report on Form 10-K. See Note 9 of the Notes to Consolidated Financial Statements for the impact of foreign exchange rate fluctuations for the three and six months ended June 30, 2021.

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
As permitted by the SEC Staff interpretive guidance for recently acquired businesses, management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of June 30, 2021 excludes an assessment of the internal control over financial reporting of the StonePoint business acquired in April 2021. StonePoint represents approximately 12% of consolidated total assets and approximately 4% of consolidated revenues as of and for the six months ended June 30, 2021.

PART II

Item 1. Legal Proceedings
See Note 15 of the Consolidated Financial Statements regarding legal proceedings.

Item 1A. Risk Factors
There have been no material changes in the Company's risk factors from those set forth in our 2020 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended June 30, 2021:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2021 through April 30, 2021	99	$59.25	—	$50,000,000
May 1, 2021 through May 31, 2021	180,708	$62.72	32,254	$48,001,103
June 1, 2021 through June 30, 2021	39,674	$60.46	39,458	$45,615,698
Total	220,481	$62.31	71,712	$45,615,698

(1)      These columns include the following transactions during the three months ended June 30, 2021: (i) the surrender to the Company of 148,769 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of 71,712 shares of common stock on the open market as part of the stock repurchase program.
(2)     In December 2020, the Company’s Board of Directors authorized a new $50 million share repurchase program effective January 1, 2021 through December 31, 2022 to replace a program of the same amount that expired on December 31, 2020.

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

ARCOSA, INC.	By	/s/ Gail M. Peck
Registrant
Gail M. Peck
Chief Financial Officer
August 5, 2021