Form 10-Q
period 2021-09-30
Arcosa, Inc.
filed 2021-11-04
CIK 1739445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At October 15, 2021, the number of shares of common stock outstanding was 48,329,679.

ARCOSA, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Arcosa, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
Revenues	$559.1	$490.0	$1,514.6	$1,476.7
Operating costs:
Cost of revenues	459.1	390.3	1,237.6	1,178.4
Selling, general, and administrative expenses	62.5	57.6	185.3	163.3
	521.6	447.9	1,422.9	1,341.7
Total operating profit	37.5	42.1	91.7	135.0

Interest expense	7.3	2.3	16.0	8.4
Other, net (income) expense	0.1	(0.5)	0.3	(0.8)
Income before income taxes	30.1	40.3	75.4	127.4

Provision for income taxes	6.4	9.1	15.0	31.3

Net income	$23.7	$31.2	$60.4	$96.1

Net income per common share:
Basic	$0.49	$0.64	$1.25	$1.99
Diluted	$0.49	$0.64	$1.23	$1.97
Weighted average number of shares outstanding:
Basic	48.2	48.1	48.1	48.0
Diluted	48.6	48.5	48.6	48.5
Dividends declared per common share	$0.05	$0.05	$0.15	$0.15

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
Net income	$23.7	$31.2	$60.4	$96.1
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.0, $0.0, $0.2, and ($1.1)	—	—	0.8	(3.9)
Reclassification adjustments for losses included in net income, net of tax expense (benefit) of ($0.1), ($0.1), ($0.3), and ($0.3)	0.3	0.5	1.0	1.1
Currency translation adjustment:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of ($0.1), $0.1, $0.0, and ($0.1)	(0.2)	0.2	0.1	(0.5)
	0.1	0.7	1.9	(3.3)
Comprehensive income	$23.8	$31.9	$62.3	$92.8

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(unaudited)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$66.1	$95.8
Receivables, net of allowance	364.2	260.2
Inventories:
Raw materials and supplies	171.3	114.6
Work in process	49.0	44.4
Finished goods	124.2	117.8
	344.5	276.8
Other	36.1	32.1
Total current assets	810.9	664.9

Property, plant, and equipment, net	1,273.0	913.3
Goodwill	932.6	794.0
Intangibles, net	222.5	212.9
Deferred income taxes	14.9	15.4
Other assets	47.3	46.2
	$3,301.2	$2,646.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$213.3	$144.1
Accrued liabilities	145.6	115.2
Advance billings	18.5	44.7
Current portion of long-term debt	12.0	6.3
Total current liabilities	389.4	310.3

Debt	743.8	248.2
Deferred income taxes	151.3	112.7
Other liabilities	75.8	83.3
	1,360.3	754.5
Stockholders’ equity:
Common stock – 200.0 shares authorized	0.5	0.5
Capital in excess of par value	1,693.3	1,694.1
Retained earnings	272.7	219.7
Accumulated other comprehensive loss	(20.2)	(22.1)
Treasury stock	(5.4)	—
	1,940.9	1,892.2
	$3,301.2	$2,646.7
See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2021	2020

	(in millions)
Operating activities:
Net income	$60.4	$96.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	107.0	82.9
Stock-based compensation expense	12.8	14.0
Provision for deferred income taxes	9.7	7.1
Gains on disposition of property and other assets	(9.0)	(3.6)
(Increase) decrease in other assets	6.5	(7.2)
Increase (decrease) in other liabilities	(17.6)	7.5
Other	(6.3)	(0.9)
Changes in current assets and liabilities:
(Increase) decrease in receivables	(76.9)	5.1
(Increase) decrease in inventories	(36.1)	14.9
(Increase) decrease in other current assets	(9.8)	8.8
Increase (decrease) in accounts payable	60.7	37.3
Increase (decrease) in advance billings	(26.2)	(22.5)
Increase (decrease) in accrued liabilities	1.6	(12.8)
Net cash provided by operating activities	76.8	226.7

Investing activities:
Proceeds from disposition of property and other assets	14.9	8.9
Capital expenditures	(60.8)	(56.9)
Acquisitions, net of cash acquired	(523.4)	(361.7)
Net cash required by investing activities	(569.3)	(409.7)

Financing activities:
Payments to retire debt	(4.2)	(103.8)
Proceeds from issuance of debt	500.0	251.4
Shares repurchased	(9.4)	(4.0)
Dividends paid to common shareholders	(7.4)	(7.3)
Purchase of shares to satisfy employee tax on vested stock	(9.6)	(3.5)
Debt issuance costs	(6.6)	(1.2)
Net cash provided by financing activities	462.8	131.6
Net increase (decrease) in cash and cash equivalents	(29.7)	(51.4)
Cash and cash equivalents at beginning of period	95.8	240.4
Cash and cash equivalents at end of period	$66.1	$189.0

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at June 30, 2020	48.3	$0.5	$1,689.4	$182.9	$(23.7)	—	$—	$1,849.1
Net income	—	—	—	31.2	—	—	—	31.2
Other comprehensive income	—	—	—	—	0.7	—	—	0.7
Cash dividends on common stock	—	—	—	(2.4)	—	—	—	(2.4)
Restricted shares, net	—	—	6.4	—	—	—	(1.4)	5.0
Shares repurchased	—	—	—	—	—	—	(2.0)	(2.0)
Balances at September 30, 2020	48.3	$0.5	$1,695.8	$211.7	$(23.0)	—	$(3.4)	$1,881.6

Balances at June 30, 2021	48.4	$0.5	$1,688.8	$251.5	$(20.3)	—	$—	$1,920.5
Net income	—	—	—	23.7	—	—	—	23.7
Other comprehensive income	—	—	—	—	0.1	—	—	0.1
Cash dividends on common stock	—	—	—	(2.5)	—	—	—	(2.5)
Restricted shares, net	—	—	4.5	—	—	—	(0.4)	4.1
Shares repurchased	—	—	—	—	—	(0.1)	(5.0)	(5.0)
Balances at September 30, 2021	48.4	$0.5	$1,693.3	$272.7	$(20.2)	(0.1)	$(5.4)	$1,940.9

Balances at December 31, 2019	48.3	$0.5	$1,686.7	$122.9	$(19.7)	—	$—	$1,790.4
Net income	—	—	—	96.1	—	—	—	96.1
Other comprehensive loss	—	—	—	—	(3.3)	—	—	(3.3)
Cash dividends on common stock	—	—	—	(7.3)	—	—	—	(7.3)
Restricted shares, net	0.2	—	16.9	—	—	(0.1)	(6.4)	10.5
Shares repurchased	—	—	—	—	—	(0.1)	(4.0)	(4.0)
Retirement of treasury stock	(0.2)	—	(7.0)	—	—	0.2	7.0	—
Other	—	—	(0.8)	—	—	—	—	(0.8)
Balances at September 30, 2020	48.3	$0.5	$1,695.8	$211.7	$(23.0)	—	$(3.4)	$1,881.6

Balances at December 31, 2020	48.2	$0.5	$1,694.1	$219.7	$(22.1)	—	$—	$1,892.2
Net income	—	—	—	60.4	—	—	—	60.4
Other comprehensive income	—	—	—	—	1.9	—	—	1.9
Cash dividends on common stock	—	—	—	(7.4)	—	—	—	(7.4)
Restricted shares, net	0.4	—	13.9	—	—	(0.1)	(10.7)	3.2
Shares repurchased	—	—	—	—	—	(0.2)	(9.4)	(9.4)
Retirement of treasury stock	(0.2)	—	(14.7)	—	—	0.2	14.7	—
Balances at September 30, 2021	48.4	$0.5	$1,693.3	$272.7	$(20.2)	(0.1)	$(5.4)	$1,940.9

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
The accompanying Consolidated Financial Statements are unaudited and have been prepared from the books and records of Arcosa, Inc. and its consolidated subsidiaries. All normal and recurring adjustments necessary for a fair presentation of the financial position of the Company and the results of operations, comprehensive income/loss, and cash flows have been made in conformity with accounting principles generally accepted in the U.S. (“GAAP”). All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, including the unknown potential duration, spread, severity, and impact of the COVID-19 pandemic, Arcosa's business, financial condition, and results of operations for the three and nine months ended September 30, 2021 may not be indicative of Arcosa's expected business, financial condition, and results of operations for the year ending December 31, 2021.
These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited Consolidated and Combined Financial Statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2020.
Stockholders' Equity
In December 2020, the Company’s Board of Directors (the “Board”) authorized a new $50 million share repurchase program effective January 1, 2021 through December 31, 2022 to replace a program of the same amount that expired on December 31, 2020. For the three and nine months ended September 30, 2021, the Company repurchased 98,456 and 170,168 shares at a cost of $5.0 million and $9.4 million, respectively. As of September 30, 2021, the Company had a remaining authorization of $40.6 million under the program.
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
Engineered Structures
Within the Engineered Structures segment, revenue is recognized for our wind tower, certain utility structure, and certain storage tank product lines over time as the products are manufactured using an input approach based on the costs incurred relative to the total estimated costs of production. We recognize revenue over time for these products as they are highly customized to the needs of an individual customer resulting in no alternative use to the Company if not purchased by the customer after the contract is executed, and we have the right to bill the customer for our work performed to date plus at least a reasonable profit margin for work performed. As of September 30, 2021, we had a contract asset of $48.3 million related to these contracts, compared to $82.8 million at December 31, 2020, which is included in receivables, net of allowance, within the Consolidated Balance Sheets. The decrease in the contract asset is attributed to large deliveries of finished structures to customers in the first quarter. For all other products, revenue is recognized when the customer has accepted the product and legal title of the product has passed to the customer.
Transportation Products
The Transportation Products segment recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.

Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of September 30, 2021 and the percentage of the outstanding performance obligations as of September 30, 2021 expected to be delivered during the remainder of 2021:

	Unsatisfied performance obligations at September 30, 2021
	Total Amount	Percent expected to be delivered in 2021
	(in millions)
Engineered Structures:
Utility, wind, and related structures	$465.9	36%
Storage tanks	$20.8	100%

Transportation Products:
Inland barges	$130.2	34%
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
Financial Instruments
The Company considers all highly liquid debt instruments to be cash and cash equivalents if purchased with a maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and receivables. The Company places its cash investments in bank deposits and highly-rated money market funds, and its investment policy limits the amount of credit exposure to any one commercial issuer. We seek to limit concentrations of credit risk with respect to receivables with control procedures that monitor the credit worthiness of customers, together with the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected credit losses. Receivable balances determined to be uncollectible are charged against the allowance. To accelerate the conversion to cash, the Company may sell a portion of its trade receivables to a third party. The Company has no continuing involvement or recourse related to these receivables once they are sold, and the impact of these transactions in the Company's Consolidated Statements of Operations for the three and nine months ended September 30, 2021 was not significant. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.
Derivative Instruments
The Company may, from time to time, use derivative instruments to mitigate the impact of changes in interest rates, commodity prices, or changes in foreign currency exchange rates. For derivative instruments designated as hedges, the Company formally documents the relationship between the derivative instrument and the hedged item, as well as the risk management objective and strategy for the use of the derivative instrument. This documentation includes linking the derivative to specific assets or liabilities on the balance sheet, commitments, or forecasted transactions. At the time a derivative instrument is entered into, and at least quarterly thereafter, the Company assesses whether the derivative instrument is effective in offsetting the changes in fair value or cash flows of the hedged item. Any change in the fair value of the hedged instrument is recorded in accumulated other comprehensive loss as a separate component of stockholders' equity and reclassified into earnings in the period during which the hedged transaction affects earnings. The Company monitors its derivative positions and the credit ratings of its counterparties and does not anticipate losses due to counterparties' non-performance.

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
Recently issued accounting pronouncements not adopted as of September 30, 2021
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, “Reference Rate Reform” (“ASU 2020-04”) which provides optional guidance for contract modifications, hedging accounting, and other transactions associated with the transition from reference rates that are expected to be discontinued. ASU 2020-04 is effective for all entities upon issuance through December 31, 2022. We are still evaluating the impact of adoption, but do not expect the guidance to have a material impact on our Consolidated Financial Statements.

Note 2. Acquisitions and Divestitures
2021 Acquisitions
In August 2021, we completed the stock acquisition of Southwest Rock Products, LLC and affiliated entities (collectively “Southwest Rock”), a natural aggregates company serving the greater Phoenix metropolitan area, which is included in our Construction Products segment, for a total purchase price of $149.9 million. The acquisition was funded with cash on hand, $100.0 million of borrowings under our revolving credit facility, and a $15.0 million holdback payable to the seller upon the extension of a certain mineral reserve lease. The acquisition was recorded as a business combination based on a preliminary valuation of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs, defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. The preliminary valuation resulted in the recognition of, among others, $69.0 million of goodwill, $54.2 million of mineral reserves, and $22.9 million of property, plant, and equipment in our Construction Products segment. The remaining assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level. We expect to complete our purchase price allocation as soon as reasonably possible, not to exceed one year from the acquisition date. Adjustments to the preliminary purchase price allocation could be material, particularly with respect to our preliminary estimates of mineral reserves and property, plant, and equipment.
On April 9, 2021, we completed the stock acquisition of StonePoint Ultimate Holding, LLC and affiliated entities (collectively “StonePoint”), a top 25 U.S. construction aggregates company, which is included in our Construction Products segment. The purchase price of $374.8 million was funded with proceeds from a private offering of $400.0 million of 4.375% senior unsecured notes that closed on April 6, 2021. See Note 7 Debt for additional information. Non-recurring transaction and integration costs incurred related to the StonePoint acquisition were approximately $1.8 million and $8.7 million during the three and nine months ended September 30, 2021, respectively. The acquisition was recorded as a business combination based on a preliminary valuation of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs. We expect to complete our purchase price allocation as soon as reasonably possible, not to exceed one year from the acquisition date. Adjustments to the preliminary purchase price allocation could be material, particularly with respect to our preliminary estimates of property, plant, and equipment, mineral reserves, and deferred income taxes. The following table represents our preliminary purchase price allocation as of September 30, 2021:

(in millions)
Cash	$1.0
Accounts receivable	18.8
Inventories	20.9
Property, plant, and equipment	70.2
Mineral reserves	228.8
Goodwill	69.9
Customer relationships	7.1
Other assets	10.6
Accounts payable	(7.4)
Accrued liabilities	(9.4)
Deferred income taxes	(26.8)
Other liabilities	(8.9)
Total net assets acquired	$374.8
The goodwill acquired, none of which is tax-deductible, primarily relates to StonePoint's market position and existing workforce. The customer relationship intangible has a weighted average useful life of 10 years. Revenues and operating profit (loss) included in the Consolidated Statement of Operations from the date of the acquisition were approximately $44.1 million and $(0.4) million during the three months ended September 30, 2021, respectively, and $83.3 million and $(3.7) million during the nine months ended September 30, 2021, respectively.
The following table represents the unaudited pro-forma consolidated operating results of the Company as if the StonePoint acquisition had been completed on January 1, 2020. The unaudited pro-forma information makes certain adjustments to depreciation, depletion, and amortization expense to reflect the fair value recognized in the purchase price allocation, removes one-time transaction-related costs, and aligns the Company's debt financing with that as of the acquisition date. The unaudited pro-forma information should not be considered indicative of the results that would have occurred if the acquisition had been completed on January 1, 2020, nor is such unaudited pro-forma information necessarily indicative of future results.

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020

	(in millions)
Revenues	$1,560.9	$2,080.0
Income before income taxes	$83.0	$139.9
In April 2021, we also completed the acquisition of certain assets and liabilities of a Dallas-Fort Worth, Texas based recycled aggregates business in our Construction Products segment. The purchase price of the acquisition was not significant.
2020 Acquisitions
On January 6, 2020, we completed the stock acquisition of Cherry Industries, Inc. and affiliated entities (collectively “Cherry”), a leading producer of natural and recycled aggregates in the Houston, Texas market, which is included in our Construction Products segment. The purchase price of $296.8 million was funded with a combination of cash on hand, advances under a new $150.0 million five-year term loan, and future payments to the seller, for a net cash paid of $284.1 million during the nine months ended September 30, 2020. See Note 7 Debt for additional information on our credit facility. Non-recurring transaction and integration costs incurred related to the Cherry acquisition were approximately $0.7 million and $2.3 million during the three and nine months ended September 30, 2020, respectively. The acquisition was recorded as a business combination with valuations of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs. The following table represents our final purchase price allocation:

(in millions)
Accounts receivable	$30.5
Inventories	11.8
Property, plant, and equipment	58.8
Mineral reserves	17.2
Goodwill	133.3
Customer relationships	62.1
Permits	25.4
Other assets	4.3
Accounts payable	(7.5)
Accrued liabilities	(4.9)
Deferred taxes	(32.7)
Other liabilities	(1.5)
Total net assets acquired	$296.8

The goodwill acquired, none of which is tax-deductible, primarily relates to Cherry's market position and existing workforce. The customer relationship intangibles and permits were assigned weighted average useful lives of 14.9 years and 19.8 years, respectively. Revenues and operating profit included in the Consolidated Statement of Operations from the date of the acquisition were approximately $41.7 million and $6.9 million, respectively, during the three months ended September 30, 2020 and approximately $130.4 million and $20.7 million, respectively, during the nine months ended September 30, 2020.
The following table represents the unaudited pro-forma consolidated operating results of the Company as if the Cherry acquisition had been completed on January 1, 2019. The unaudited pro-forma information makes certain adjustments to depreciation, depletion, and amortization expense to reflect the fair value recognized in the purchase price allocation, removes one-time transaction-related costs, and aligns the Company's debt financing with that as of the acquisition date. The unaudited pro-forma information should not be considered indicative of the results that would have occurred if the acquisition had been completed on January 1, 2019, nor is such unaudited pro-forma information necessarily indicative of future results.

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019

	(in millions)
Revenues	$1,476.7	$1,916.9
Income before income taxes	$131.6	$163.8
In March 2020, we completed the acquisition of certain assets and liabilities of a traffic structures business in our Engineered Structures segment for a total purchase price of $25.5 million. The acquisition was recorded as a business combination based on a valuation of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs. The valuation resulted in the recognition of $10.0 million of goodwill in our Engineered Structures segment. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level.
In June 2020, we completed the acquisition of certain assets and liabilities of a concrete poles business in our Engineered Structures segment. The purchase price of the acquisition was not significant.
In July 2020, we completed the acquisition of certain assets and liabilities of a telecommunication structures business in our Engineered Structures segment for a total purchase price of $27.8 million. The acquisition was recorded as a business combination based on a valuation of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs. The valuation resulted in the recognition of $8.5 million of goodwill in our Engineered Structures segment. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level.
In August 2020, we completed the acquisition of certain assets and liabilities of a natural aggregates business in our Construction Products segment for a total purchase price of $25.8 million. The acquisition was recorded as a business combination based on a valuation of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs. The valuation resulted in the recognition of $8.7 million of goodwill in our Construction Products segment. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level.

In October 2020, we completed the stock acquisition of Strata Materials, LLC, a leading provider of natural and recycled aggregates in the Dallas-Fort Worth, Texas area, which is included in our Construction Products segment, for a total purchase price of $87.0 million. The acquisition was recorded as a business combination based on a valuation of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs. The valuation resulted in the recognition of $51.6 million of permits with an initial weighted average useful life of 22.8 years and $3.8 million of goodwill in our Construction Products segment. The remaining assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level.
In October 2020, we also completed the acquisition of certain assets and liabilities of a traffic structures business in our Engineered Structures segment. The purchase price of the acquisition was not significant.
Divestitures
There was no divestiture activity for the three and nine months ended September 30, 2021 and 2020. In November 2021, we completed the sale of certain assets and liabilities of an asphalt operation previously acquired as part of the StonePoint acquisition with a selling price of approximately $19.0 million. The income statement impact of the disposal is not expected to be significant as the assets were recorded at fair value as of their acquisition date in April 2021.

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of September 30, 2021
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets:
Cash equivalents	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

Liabilities:
Interest rate hedge(1)	$—	$4.9	$—	$4.9
Contingent consideration(2)	—	—	8.5	8.5
Total liabilities	$—	$4.9	$8.5	$13.4

	Fair Value Measurement as of December 31, 2020
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets:
Cash equivalents	$27.1	$—	$—	$27.1
Total assets	$27.1	$—	$—	$27.1

Liabilities:
Interest rate hedge(1)	$—	$7.3	$—	$7.3
Contingent consideration(2)	—	—	9.8	9.8
Total liabilities	$—	$7.3	$9.8	$17.1
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
The financial information for these segments is shown in the tables below. We operate principally in North America.

	Three Months Ended September 30,
	Revenues		Operating Profit (Loss)
	2021	2020	2021	2020

	(in millions)
Aggregates and specialty materials	$202.3	$128.8
Other	25.1	18.1
Construction Products	227.4	146.9	$26.8	$20.8

Utility, wind, and related structures	189.4	181.5
Storage tanks	60.7	41.1
Engineered Structures	250.1	222.6	23.6	20.7

Inland barges	58.4	99.4
Steel components	23.2	21.3
Transportation Products	81.6	120.7	1.5	17.6

Segment Totals before Eliminations and Corporate	559.1	490.2	51.9	59.1
Corporate	—	—	(14.4)	(17.0)
Eliminations	—	(0.2)	—	—
Consolidated Total	$559.1	$490.0	$37.5	$42.1

	Nine Months Ended September 30,
	Revenues		Operating Profit (Loss)
	2021	2020	2021	2020

	(in millions)
Aggregates and specialty materials	$519.1	$393.0
Other	66.0	51.5
Construction Products	585.1	444.5	$60.5	$61.9

Utility, wind, and related structures	545.0	534.8
Storage tanks	154.6	133.8
Engineered Structures	699.6	668.6	70.2	66.5

Inland barges	165.3	295.4
Steel components	64.7	70.5
Transportation Products	230.0	365.9	6.9	47.8

Segment Totals before Eliminations and Corporate	1,514.7	1,479.0	137.6	176.2
Corporate	—	—	(45.9)	(41.2)
Eliminations	(0.1)	(2.3)	—	—
Consolidated Total	$1,514.6	$1,476.7	$91.7	$135.0

Note 5. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020

	(in millions)
Land	$146.4	$139.2
Mineral reserves	538.8	249.9
Buildings and improvements	323.0	302.3
Machinery and other	979.2	853.6
Construction in progress	46.4	49.6
	2,033.8	1,594.6
Less accumulated depreciation and depletion	(760.8)	(681.3)
	$1,273.0	$913.3

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill by segment is as follows:

	September 30, 2021	December 31, 2020

	(in millions)
Construction Products	$458.0	$320.0
Engineered Structures	437.6	437.0
Transportation Products	37.0	37.0
	$932.6	$794.0

The increase in Construction Products goodwill during the nine months ended September 30, 2021 is primarily due to the acquisitions of StonePoint and Southwest Rock. The increase in Engineered Structures goodwill during the nine months ended September 30, 2021 is due to a refinement of the purchase price allocation of a recent acquisition. See Note 2 Acquisitions and Divestitures.
Intangible Assets
Intangibles, net consisted of the following:

	September 30, 2021	December 31, 2020

	(in millions)
Intangibles with indefinite lives - Trademarks	$34.1	$34.1

Intangibles with definite lives:
Customer relationships	133.1	123.8
Permits	87.5	73.6
Other	4.2	8.1
	224.8	205.5
Less accumulated amortization	(36.4)	(26.7)
	188.4	178.8
Intangible assets, net	$222.5	$212.9

Note 7. Debt
The following table summarizes the components of debt as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

	(in millions)
Revolving credit facility	$200.0	$100.0
Term loan	147.2	149.1
Senior notes	400.0	—
Finance leases	15.0	5.6
	762.2	254.7
Less: unamortized debt issuance costs	(6.4)	(0.2)
Total debt	$755.8	$254.5

Revolving Credit Facility and Term Loan
On November 1, 2018, the Company entered into a $400.0 million unsecured revolving credit facility that was scheduled to mature in November 2023. On January 2, 2020, the Company entered into an Amended and Restated Credit Agreement to increase the revolving credit facility to $500.0 million and add a term loan facility of $150.0 million, in each case with a maturity date of January 2, 2025. The entire term loan was advanced on January 2, 2020 in connection with the closing of the acquisition of Cherry. See Note 2 Acquisitions and Divestitures. As of September 30, 2021, the term loan had a remaining balance of $147.2 million.
On August 4, 2021, we borrowed an additional $100.0 million under our revolving credit facility to fund, in part, the acquisition of Southwest Rock. As of September 30, 2021, we had $200.0 million of outstanding loans borrowed under the revolving credit facility, and there were approximately $28.2 million of letters of credit issued, leaving $271.8 million available. All of the outstanding letters of credit as of September 30, 2021 are expected to expire in 2022. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year.
The interest rates under the revolving credit facility and term loan are variable based on LIBOR or an alternate base rate plus a margin. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on the Company’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing ranges from 1.25% to 2.00% and was set at LIBOR plus 1.75% as of September 30, 2021. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.30% at September 30, 2021.
The Company's revolving credit and term loan facilities require the maintenance of certain ratios related to leverage and interest coverage. As of September 30, 2021, we were in compliance with all such financial covenants. Borrowings under the credit agreement are guaranteed by certain wholly-owned subsidiaries of the Company.
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
As of September 30, 2021, the Company had $1.3 million of unamortized debt issuance costs related to the revolving credit facility, which are included in other assets on the Consolidated Balance Sheet.
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
The estimated fair value of the Notes as of September 30, 2021 was $406.7 million based on a quoted market price in a market with little activity (Level 2 input).
In connection with the issuance of the Notes, the Company paid $6.6 million of debt issuance costs.
The remaining principal payments under existing debt agreements as of September 30, 2021 are as follows:

	2021	2022	2023	2024	2025	Thereafter

	(in millions)
Revolving credit facility	$—	$—	$—	$—	$200.0	$—
Term loan	2.8	7.5	8.5	8.4	120.0	—
Senior notes	—	—	—	—	—	400.0

Interest rate hedges
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in 2023, to reduce the effect of changes in the variable interest rates associated with borrowings under the Amended and Restated Credit Agreement. The instrument carried an initial notional amount of $100 million, thereby hedging the first $100 million of borrowings. The instrument effectively fixes the LIBOR component of borrowings at a monthly rate of 2.71%. As of September 30, 2021, the Company has recorded a liability of $4.9 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive loss. See Note 3 Fair Value Accounting.

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

Operating Leases
The following tables present information about the Company's operating leases as of September 30, 2021:

September 30, 2021
(in millions)
Maturity of Lease Liabilities
2021 (remaining)	$1.6
2022	5.3
2023	3.9
2024	3.2
2025	2.5
Thereafter	10.7
Total undiscounted operating lease payments	27.2
Less imputed interest	(5.3)
Present value of operating lease liabilities	$21.9

Balance Sheet Classification	September 30, 2021	December 31, 2020

	(in millions)
Other assets	$18.8	$17.9

Accrued liabilities	4.4	4.8
Other liabilities	17.5	16.4
Total operating lease liabilities	$21.9	$21.2

Finance Leases
Finance leases are included in property, plant, and equipment, net and debt on the Consolidated Balance Sheets. The associated amortization expense and interest expense are included in depreciation and interest expense, respectively, on the Consolidated Statements of Operations. These leases are not material to the Consolidated Financial Statements as of September 30, 2021.

Note 9. Other, Net
Other, net (income) expense consists of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
Interest income	$—	$(0.1)	$(0.1)	$(0.4)
Foreign currency exchange transactions	0.1	(0.3)	0.6	(0.1)
Other	—	(0.1)	(0.2)	(0.3)
Other, net (income) expense	$0.1	$(0.5)	$0.3	$(0.8)

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

Our effective tax rates of 21.3% and 19.9% for the three and nine months ended September 30, 2021, respectively, which differed from than the U.S. federal statutory rate of 21.0% due to state income taxes, compensation-related items and disallowed expenses connected to acquisitions offset by benefits from statutory depletion deductions and prior year true ups. For the three and nine months ended September 30, 2020, the effective tax rates of 22.6% and 24.6%, respectively, which differed from the U.S. federal statutory rate of 21.0% due primarily to state taxes, tax effects of foreign currency translation, nondeductible compensation expenses in the U.S. and Mexico, and prior year true-ups.
In response to the COVID-19 pandemic, on March 27, 2020 the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes certain tax relief and benefits that may impact the Company. As of September 30, 2021, the Company has deferred $9.7 million in payroll-related taxes in accordance with the provisions of the CARES Act.

Note 11. Employee Retirement Plans
Total employee retirement plan expense, which includes related administrative expenses, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
Defined contribution plans	$2.8	$3.0	$8.1	$8.3
Multiemployer plan	0.4	0.4	1.4	1.3
	$3.2	$3.4	$9.5	$9.6

The Company contributes to a multiemployer defined benefit plan under the terms of a collective-bargaining agreement that covers certain union-represented employees at one of the facilities of Meyer Utility Structures, a subsidiary of Arcosa. The Company contributed $0.4 million and $1.3 million to the multiemployer plan for the three and nine months ended September 30, 2021, respectively. The Company contributed $0.5 million and $1.3 million to the multiemployer plan for the three and nine months ended September 30, 2020, respectively. Total contributions to the multiemployer plan for 2021 are expected to be approximately $1.7 million.

Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the nine months ended September 30, 2021 and 2020 are as follows:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Accumulated other comprehensive loss

	(in millions)
Balances at December 31, 2019	$(16.3)	$(3.4)	$(19.7)
Other comprehensive income (loss), net of tax, before reclassifications	(0.5)	(3.9)	(4.4)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, ($0.3), and ($0.3)	—	1.1	1.1
Other comprehensive income (loss)	(0.5)	(2.8)	(3.3)
Balances at September 30, 2020	$(16.8)	$(6.2)	$(23.0)

Balances at December 31, 2020	$(16.6)	$(5.5)	$(22.1)
Other comprehensive income (loss), net of tax, before reclassifications	0.1	0.8	0.9
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, ($0.3), and ($0.3)	—	1.0	1.0
Other comprehensive income (loss)	0.1	1.8	1.9
Balances at September 30, 2021	$(16.5)	$(3.7)	$(20.2)

Note 13. Stock-Based Compensation
Stock-based compensation totaled approximately $4.0 million and $12.8 million for the three and nine months ended September 30, 2021, respectively. Stock-based compensation totaled approximately $5.2 million and $14.0 million for the three and nine months ended September 30, 2020, respectively.

Note 14. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income remaining after allocation to unvested restricted shares, which includes unvested restricted shares of Arcosa stock held by employees of the Former Parent, by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted earnings per common share includes the weighted average net impact of nonparticipating unvested restricted shares. Total weighted average restricted shares were 1.6 million and 1.8 million shares for the three and nine months ended September 30, 2021, respectively. Total weighted average restricted shares were 1.6 million shares for the three and nine months ended September 30, 2020.
The computation of basic and diluted earnings per share follows.

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS

	(in millions, except per share amounts)
Net income	$23.7			$31.2
Unvested restricted share participation	(0.1)			(0.2)
Net income per common share – basic	23.6	48.2	$0.49	31.0	48.1	$0.64
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.4		—	0.4
Net income per common share – diluted	$23.6	48.6	$0.49	$31.0	48.5	$0.64

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS

	(in millions, except per share amounts)
Net income	$60.4			$96.1
Unvested restricted share participation	(0.4)			(0.7)
Net income per common share – basic	60.0	48.1	$1.25	95.4	48.0	$1.99
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.5		—	0.5
Net income per common share – diluted	$60.0	48.6	$1.23	$95.4	48.5	$1.97

Note 15. Contingencies
The Company is involved in claims and lawsuits incidental to our business arising from various matters including commercial disputes, alleged product defect and/or warranty claims, intellectual property matters, personal injury claims, environmental issues, employment and/or workplace-related matters, and various governmental regulations. At September 30, 2021, the range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $0.5 million to $0.8 million.
The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when probable losses can be reasonably estimated. At September 30, 2021, total accruals of $1.3 million are included in accrued liabilities in the accompanying Consolidated Balance Sheet. The Company believes any additional liability from such claims and suits would not be material to its financial position or results of operations.
Arcosa is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment. The Company has reserved $1.0 million as of September 30, 2021, included in our total accruals of $1.3 million discussed above, to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties.

On July 22, 2019, the Company was served with a breach of contract lawsuit filed by Thomas & Betts Corporation (“T&B”) against the Company and its wholly-owned subsidiary, Trinity Meyer Utility Structures, LLC, now known as Meyer Utility Structures, LLC (“Meyer”), in the Supreme Court of the State of New York, New York County. T&B’s claims relate to responsibility for alleged product warranty claims pursuant to the terms of the Asset Purchase Agreement, dated June 24, 2014, entered into by and between T&B and Meyer with respect to Meyer’s purchase of certain assets of T&B’s utility structure business. The Company and Meyer subsequently removed the litigation to federal court.  The case is filed under Case No. 1:19-cv-07829-PAE; Thomas & Betts Corporation, now known as, ABB Installation Products, Inc., Plaintiff, v. Trinity Meyer Utility Structures, LLC, formerly known as McKinley 2014 Acquisition, LLC, and Arcosa, Inc., Defendants; In the United States District Court for the Southern District of New York (the "Trial Court"). The Company and Meyer have filed a motion to dismiss T&B’s claims, and an Answer and Counterclaims against T&B. On July 30, 2020, the Court granted the Company's and Meyer's motion and dismissed T&B's claims. In its ruling, the Court likewise dismissed Meyer's counterclaims. On August 28, 2020, T&B filed its Notice of Appeal to the United States Court of Appeals for the Second Circuit (the "Appellate Court"). On November 9, 2020, T&B filed its Appellant’s Brief with the Appellate Court. The Company and Meyer filed its Appellees’ Brief on February 8, 2021. T&B filed its Reply Brief on April 9, 2021. On August 26, 2021, oral argument was held, and, on September 22, 2021, the Appellate Court issued a Summary Order reversing the dismissal and remanding the case to the Trial Court for further proceedings. We intend to vigorously defend ourselves in this matter. Based on the facts and circumstances currently known to the Company, (i) we cannot determine that a loss is probable at this time, and therefore no accrual has been included in the accompanying Consolidated Financial Statements; and (ii) a possible loss is not reasonably estimable.
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

Market Outlook
•Within our Construction Products segment, we have experienced better than anticipated construction demand since the outbreak of the COVID-19 pandemic as construction activity in Texas has remained resilient, when seasonal weather conditions have been normal, and other states have reopened for business. We did experience a softening of demand for our specialty materials and shoring products businesses beginning in 2020 following the outbreak. Our shoring products business and lightweight aggregates business within specialty materials have recovered to pre-pandemic demand levels in 2021, while other areas of specialty materials have shown signs of improvement. The outlook for public and private construction activity has improved as expectations for U.S. economic growth have increased following the roll-out of vaccines and associated re-opening of the economy, but the environment continues to be uncertain.
•Within our Engineered Structures segment, our backlog as of September 30, 2021 provides a healthy level of production visibility into 2022. Our customers remain committed to taking delivery of these orders. In utility structures, order and inquiry activity remains strong, as customers remain focused on grid hardening and reliability initiatives. The demand outlook for traffic and telecom structures also remains positive. In the third quarter, we received wind tower orders of $174 million providing a base level of production visibility for 2022. As indicated previously, full year 2021 wind tower volumes are expected to be lower than 2020. Long-term expectations for the wind industry are favorable; however, uncertainty pertaining to the level of Production Tax Credit support and high steel prices are negatively impacting near-term expectations. We intend to idle our Clinton, Illinois wind tower facility in the fourth quarter in anticipation of lower volumes in 2022. Order and inquiry activity in the storage tank business is very strong, after taking a pause initially at the onset of COVID-19, as certain customers deferred new tank installations.
•Within our Transportation Products segment, our backlog for inland barges as of September 30, 2021 is about 63% lower than the backlog level at first quarter 2020 during the onset of the pandemic and provides a low base level of production visibility into 2022. Our customers remain committed to taking delivery of these orders. Barge order levels fell sharply in the second and third quarters of 2020 as our customers’ barge utilization rates declined from the COVID-19 related economic slowdown and have remained low through the third quarter of 2021. Lower demand for refined products, including gasoline and jet fuel, and low, but increasing, oil prices negatively impacted order quantities for liquid barges in 2020 and inquiries remain very low thus far in 2021, despite a recovery in oil prices. Conversely, the underlying fundamentals for a dry barge replacement cycle remain in place, evidenced by strong order levels in the fourth quarter of 2020 at a level consistent with pre-pandemic demand. However, a sharp and sustained increase in steel prices since the end of 2020 has negatively impacted 2021 order levels and the near-term outlook for dry barge demand. We have reduced our capacity in all three barge operating plants to align with lower expected production levels into 2022 and expect to complete the idling of our Madisonville, Louisiana facility in the fourth quarter to further reduce our cost structure. We continue to remain flexible to allow time for fundamentals to recover. Demand for steel components, which was softening pre-COVID-19 due to a weakening North American rail transportation market, remains depressed but is showing early signs of recovery as the outlook for the new railcar market is improving.
Executive Overview
Recent Developments
In November 2021, we completed the sale of certain assets and liabilities of an asphalt operation previously acquired as part of the StonePoint acquisition with a selling price of approximately $19.0 million. The income statement impact of the disposal is not expected to be significant as the assets were recorded at fair value as of their acquisition date in April 2021.
In August 2021, we completed the stock acquisition of Southwest Rock Products, LLC and affiliated entities (collectively “Southwest Rock”), which is included in our Construction Products segment for a total purchase price of $149.9 million. The acquisition was recorded as a business combination and was funded with cash on hand and $100.0 million of borrowings under our revolving credit facility.
Financial Operations and Highlights
•Revenues for the three and nine months ended September 30, 2021 increased by 14.1% and 2.6% to $559.1 million and $1,514.6 million, respectively, as increased revenue in Construction Product and Engineered Structures were partially offset by decreased volumes in Transportation Products.
•Operating profit for the three and nine months ended September 30, 2021 totaled $37.5 million and $91.7 million, respectively, representing a decrease of $4.6 million and $43.3 million, respectively, from the same periods in 2020. For the quarter, lower operating profit in Transportation Products was mostly offset by higher operating profit in Construction Products and Engineered Structures. For the nine month period, operating profit declined primarily due to lower volumes in Transportation Products and additional costs from acquired businesses in Construction Products, partially offset by improved margins in our storage tank business in Engineered Structures.

•Selling, general, and administrative expenses increased by 8.5% and 13.5%, respectively, for the three and nine months ended September 30, 2021 when compared to the prior year periods largely due to increased acquisition-related expenses. As a percentage of revenue, selling, general, and administrative expenses increased to 11.2% and 12.2% for the three and nine months ended September 30, 2021, compared to 11.8% and 11.1%, respectively, for the same periods in 2020.
•The effective tax rate for the three and nine months ended September 30, 2021 was 21.3% and 19.9%, respectively, compared to 22.6% and 24.6%, respectively, for the same periods in 2020. The decrease in the tax rate for the three and nine months ended September 30, 2021 is primarily due to decreased state taxes and prior year true ups in the current period. See Note 10 Income Taxes of the Consolidated Financial Statements.
•Net income for the three and nine months ended September 30, 2021 was $23.7 million and $60.4 million, respectively, compared to $31.2 million and $96.1 million, respectively, for the same periods in 2020.
Our Engineered Structures and Transportation Products segments operate in cyclical industries. Additionally, results in our Construction Products segment are affected by weather and seasonal fluctuations with the second and third quarters historically being the quarters with the highest revenues.
Unsatisfied Performance Obligations (Backlog)
As of September 30, 2021, December 31, 2020, and September 30, 2020, our unsatisfied performance obligations, or backlog, were as follows:

	September 30, 2021	December 31, 2020	September 30, 2020

	(in millions)
Engineered Structures:
Utility, wind, and related structures	$465.9	$334.0	$429.3
Storage tanks	20.8	15.6	13.3

Transportation Products:
Inland barges	$130.2	$175.5	$177.5
Approximately 36% of the unsatisfied performance obligations for our utility, wind, and related structures in our Engineered Structures segment are expected to be delivered during 2021, with the remainder expected to be delivered during 2022. All of the unsatisfied performance obligations for our storage tanks business in our Engineered Structures segment are expected to be delivered during 2021. Approximately 34% of unsatisfied performance obligations for inland barges in our Transportation Products segment are expected to be delivered during 2021, with the remainder expected to be delivered during 2022.

Results of Operations
Overall Summary
Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percent Change	2021	2020	Percent Change

	(in millions)			(in millions)
Construction Products	$227.4	$146.9	54.8%	$585.1	$444.5	31.6%
Engineered Structures	250.1	222.6	12.4	699.6	668.6	4.6
Transportation Products	81.6	120.7	(32.4)	230.0	365.9	(37.1)
Segment Totals before Eliminations	559.1	490.2	14.1	1,514.7	1,479.0	2.4
Eliminations	—	(0.2)		(0.1)	(2.3)
Consolidated Total	$559.1	$490.0	14.1	$1,514.6	$1,476.7	2.6
2021 versus 2020
•Revenues for the three months ended September 30, 2021 increased by 14.1%. Revenues for the nine months ended September 30, 2021 increased by 2.6%.
•Revenues from Construction Products increased primarily due to higher natural and recycled aggregates volumes from acquired businesses as well as in our legacy natural aggregates business.
•Revenues from Engineered Structures increased primarily due to increased pricing in all product lines driven by higher steel prices and higher volumes in utility structures and storage tank.
•Revenues from Transportation Products decreased primarily due to lower volumes in inland barge and steel components.

Operating Costs

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percent Change	2021	2020	Percent Change

	(in millions)			(in millions)
Construction Products	$200.6	$126.1	59.1%	$524.6	$382.6	37.1%
Engineered Structures	226.5	201.9	12.2	629.4	602.1	4.5
Transportation Products	80.1	103.1	(22.3)	223.1	318.1	(29.9)
Segment Totals before Eliminations and Corporate Expenses	507.2	431.1	17.7	1,377.1	1,302.8	5.7
Corporate	14.4	17.0	(15.3)	45.9	41.2	11.4
Eliminations	—	(0.2)		(0.1)	(2.3)
Consolidated Total	$521.6	$447.9	16.5	$1,422.9	$1,341.7	6.1

Depreciation, depletion, and amortization(1)	$39.0	$28.2	38.3	$107.0	$82.9	29.1
(1) Depreciation, depletion, and amortization are components of operating costs.
2021 versus 2020
•Operating costs for the three and nine months ended September 30, 2021 increased by 16.5% and 6.1%, respectively.
•Cost of revenues for Construction Products increased primarily due to higher volumes from acquired businesses, including the cost impact of the fair market value write-up of acquired inventory and additional depreciation, depletion, and amortization expense.
•Cost of revenues for Engineered Structures increased primarily due to higher volumes in our utility structures and storage tanks, as well as higher steel prices.
•Cost of revenues for Transportation Products decreased primarily due to lower volumes in all product lines.
•Depreciation, depletion, and amortization increased primarily due to the acquisition of StonePoint and other recent acquisitions, including the fair value mark up of long-lived assets.
•As a percentage of revenues, selling, general, and administrative expenses, including Corporate expenses, increased to 11.2% and 12.2% for the three and nine months ended September 30, 2021, compared to 11.8% and 11.1%, respectively, for the same periods in 2020. The increase is largely due to higher acquisition-related transaction and integration costs in corporate and additional costs from acquired businesses.
Operating Profit (Loss)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percent Change	2021	2020	Percent Change

	(in millions)			(in millions)
Construction Products	$26.8	$20.8	28.8%	$60.5	$61.9	(2.3)%
Engineered Structures	23.6	20.7	14.0	70.2	66.5	5.6
Transportation Products	1.5	17.6	(91.5)	6.9	47.8	(85.6)
Segment Totals before Corporate Expenses	51.9	59.1	(12.2)	137.6	176.2	(21.9)
Corporate	(14.4)	(17.0)	(15.3)	(45.9)	(41.2)	11.4
Consolidated Total	$37.5	$42.1	(10.9)	$91.7	$135.0	(32.1)
2021 versus 2020
•Operating profit for the three and nine months ended September 30, 2021 decreased by 10.9% and 32.1%, respectively.
•Operating profit in Construction Products increased for the three months ended September 30, 2021 primarily due to increased volumes. Operating profit decreased slightly for the nine months ended September 30, 2021 due to additional costs from acquired businesses and the impact of adverse weather conditions in the first half of the year.
•Operating profit in Engineered Structures increased primarily due to improved margins in our storage tank business and a one-time resolution of a customer dispute from 2019 in our wind towers business in the second quarter.
•Operating profit in Transportation Products decreased primarily due to lower volumes in all product lines.

For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.

Other Income and Expense
Other, net (income) expense consists of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
Interest income	$—	$(0.1)	$(0.1)	$(0.4)
Foreign currency exchange transactions	0.1	(0.3)	0.6	(0.1)
Other	—	(0.1)	(0.2)	(0.3)
Other, net (income) expense	$0.1	$(0.5)	$0.3	$(0.8)

Income Taxes
The provision for income taxes results in effective tax rates that differ from the statutory rates. The Company's effective tax rate for the three and nine months ended September 30, 2021 was 21.3% and 19.9%, respectively, compared to 22.6% and 24.6%, respectively, for the same periods in 2020. The decrease in the tax rates for the three and nine months ended September 30, 2021 is primarily due to decreased state taxes and increased deductions from prior year true ups.
Our effective tax rate reflects the Company's estimate for its state income tax expense, excess tax benefits related to equity compensation, and the impact of foreign tax benefits. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of income taxes.
In response to the COVID-19 pandemic, on March 27, 2020 the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes certain tax relief and benefits that may impact the Company. Approximately $15 million of federal and state income tax payments deferred during the first half of 2020 were paid during the third quarter of 2020. As of September 30, 2021, the Company has deferred $9.7 million in payroll-related taxes in accordance with the provisions of the CARES Act. We expect to pay $4.9 million during the year ending December 31, 2021, with the remainder to be paid during 2022.

Segment Discussion
Construction Products

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percent	2021	2020	Percent

	($ in millions)		Change	($ in millions)		Change
Revenues:
Aggregates and specialty materials	$202.3	$128.8	57.1%	$519.1	$393.0	32.1%
Other	25.1	18.1	38.7	66.0	51.5	28.2
Total revenues	227.4	146.9	54.8	585.1	444.5	31.6

Operating costs:
Cost of revenues	176.8	109.8	61.0	458.4	331.9	38.1
Selling, general, and administrative expenses	23.8	16.3	46.0	66.2	50.7	30.6
Operating profit	$26.8	$20.8	28.8	$60.5	$61.9	(2.3)

Depreciation, depletion, and amortization(1)	$25.2	$15.2	65.8	$64.8	$42.9	51.0

(1) Depreciation, depletion, and amortization are components of operating profit.
Three Months Ended September 30, 2021 versus Three Months Ended September 30, 2020
•Revenues increased 54.8% primarily driven by StonePoint and other recent acquisitions, which increased segment revenues by approximately 40%. Revenues increased across most of our legacy aggregates and specialty materials businesses, especially those serving construction end markets, due to strong demand. Revenues from our trench shoring business increased 38.7% as volumes have recovered to pre-pandemic levels.

•Cost of revenues increased 61.0% due to higher volumes from recently acquired businesses and strong demand in our legacy businesses. Cost of revenues also increased by $2.6 million for the amortization of the fair value mark up of acquired inventory as well as higher depreciation, depletion and amortization expense from acquired businesses. As a percent of revenues, cost of revenues, excluding depreciation, depletion, and amortization, in our legacy businesses increased slightly due to higher fuel prices and other inflationary-related increases.
•Selling, general, and administrative costs increased 46.0% primarily due to additional costs from acquired businesses. Selling, general, and administrative costs in the legacy businesses were slightly lower than the previous period as a percent of revenues.
•Operating profit increased 28.8% driven by increased volumes, partially offset by the amortization of the fair value mark up of inventory from recent acquisitions and increased depreciation, depletion, and amortization expense.
•Depreciation, depletion, and amortization expense increased primarily due to the acquired StonePoint business and other recent acquisitions, including the impact of the fair value mark up of long-lived assets.

Nine Months Ended September 30, 2021 versus Nine Months Ended September 30, 2020
•Revenues increased 31.6% primarily driven by StonePoint and other recent acquisitions, which increased segment revenues by approximately 25%. The additional increase in revenue was driven by continued demand improvement for construction aggregates despite numerous weather-related challenges in the first half of the year, partially offset by reduced volumes in plants serving oil and gas markets. Revenues from our trench shoring business increased 28.2% as volumes have recovered to pre-pandemic levels.
•Cost of revenues increased 38.1% due to higher volumes from recently acquired businesses and strong demand in our legacy businesses. Cost of revenues also increased by $5.4 million for the amortization of the fair value mark up of acquired inventory as well as higher depreciation, depletion and amortization expense from acquired businesses. As a percent of revenues, cost of revenues, excluding depreciation, depletion, and amortization, in our legacy businesses increased slightly due to higher fuel prices and other inflationary-related increases.
•Selling, general, and administrative costs increased 30.6% primarily due to additional costs from acquired businesses. Selling, general, and administrative costs in the legacy businesses were slightly lower than the previous period as a percent of revenues.
•Operating profit decreased slightly as the amortization of the fair value mark up of inventory from recent acquisitions, the impact of Winter Storm Uri in the first quarter, and excessive rainfall in the second quarter substantially offset increased operating performance in the third quarter.
•Depreciation, depletion, and amortization expense increased primarily due to recently acquired businesses, including the impact of the fair value mark up of long-lived assets.

Engineered Structures

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percent	2021	2020	Percent

	($ in millions)		Change	($ in millions)		Change
Revenues:
Utility, wind, and related structures	$189.4	$181.5	4.4%	$545.0	$534.8	1.9%
Storage tanks	60.7	41.1	47.7	154.6	133.8	15.5
Total revenues	250.1	222.6	12.4	699.6	668.6	4.6

Operating costs:
Cost of revenues	207.6	183.1	13.4	572.1	547.8	4.4
Selling, general, and administrative expenses	18.9	18.8	0.5	57.3	54.3	5.5
Operating profit	$23.6	$20.7	14.0	$70.2	$66.5	5.6

Depreciation and amortization(1)	$8.3	$7.3	13.7	$25.1	$22.8	10.1

(1) Depreciation and amortization are components of operating profit.

Three Months Ended September 30, 2021 versus Three Months Ended September 30, 2020
•Revenues increased 12.4% due to increased pricing across all product lines driven by higher steel prices and increased volumes in our utility structures and storage tank businesses. The increase was partially offset by lower wind tower volumes.
•Cost of revenues increased 13.4% driven by higher steel prices and increased volumes in our utility structures and storage tank businesses, partially offset by lower wind tower volumes.
•Selling, general, and administrative costs were substantially unchanged.
•Operating profit increased 14.0% primarily due to higher volumes and pricing in our utility structures and storage tank businesses, partially offset by lower volumes in our wind tower business.

Nine Months Ended September 30, 2021 versus Nine Months Ended September 30, 2020
•Revenues increased 4.6% due to higher volumes in utility structures, storage tank, and the acquired traffic and telecom structures businesses and increased pricing in storage tanks. Revenues were partially offset by lower wind tower volumes, partially due to the temporary idling of a facility earlier in the year. Revenues also increased due to the recognition of $7.7 million of revenue in the second quarter related to a one-time resolution of a customer dispute from 2019 in our wind towers business. The associated towers were removed from backlog in 2020 and we continue to have a good commercial relationship with this customer.
•Cost of revenues increased 4.4% driven by higher steel prices and increased volumes in our utility structures and storage tank businesses, partially offset by lower wind tower volumes. Cost of revenues were reduced by a gain of $3.9 million recognized on the sale of a non-operating facility in the first quarter.
•Selling, general, and administrative costs increased 5.5% primarily due to additional costs from acquired businesses.
•Operating profit increased 5.6% primarily due to increased volumes and improved margins in our storage tank business, a one-time resolution of a customer dispute, and the gain on the sale of a non-operating facility. This increase was partially offset by Winter Storm Uri that impacted production in our Texas and Oklahoma plants for approximately one week in the first quarter and the temporary idling of a wind tower facility earlier in the year.

Unsatisfied Performance Obligations (Backlog)
As of September 30, 2021, the backlog for utility, wind, and related structures was $465.9 million, compared to $334.0 million and $429.3 million as of December 31, 2020 and September 30, 2020, respectively. Approximately 36% of these unsatisfied performance obligations are expected to be delivered during the year ending December 31, 2021 with the remainder expected to be delivered in 2022. Future wind tower orders are subject to uncertainty as PTC eligibility for new wind farm projects is currently in a phase-out period that extends until 2025. Pricing of orders and individual order quantities reflect a market transitioning from PTC incentives. As of September 30, 2021, the backlog for our storage tank business was $20.8 million, all of which is expected to be delivered during the year ending December 31, 2021.

Transportation Products

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percent	2021	2020	Percent

	($ in millions)		Change	($ in millions)		Change
Revenues:
Inland barges	$58.4	$99.4	(41.2)%	$165.3	$295.4	(44.0)%
Steel components	23.2	21.3	8.9	64.7	70.5	(8.2)
Total revenues	81.6	120.7	(32.4)	230.0	365.9	(37.1)

Operating costs:
Cost of revenues	74.7	97.6	(23.5)	207.2	301.0	(31.2)
Selling, general, and administrative expenses	5.4	5.5	(1.8)	15.9	17.1	(7.0)
Operating profit	$1.5	$17.6	(91.5)	$6.9	$47.8	(85.6)

Depreciation and amortization (1)	$4.6	$4.4	4.5	$13.7	$13.5	1.5

(1) Depreciation and amortization are components of operating profit.
Three Months Ended September 30, 2021 versus Three Months Ended September 30, 2020
•Revenues decreased 32.4%. Revenues from inland barges decreased 41.2% due to lower tank and hopper barge deliveries as demand has weakened from the COVID-19 pandemic and increased steel prices. Steel component revenues increased 8.9% due to increased deliveries as the North American railcar market shows signs of recovery.
•Cost of revenues decreased 23.5% driven by lower barge volumes.
•Selling, general, and administrative costs were substantially unchanged.
•Operating profit decreased by 91.5% due to lower barge volumes and declines in operational efficiencies from reduced capacity utilization.

Nine Months Ended September 30, 2021 versus Nine Months Ended September 30, 2020
•Revenues decreased 37.1%. Revenues from inland barges decreased 44.0% due to lower tank and hopper barge deliveries as demand has weakened from the COVID-19 pandemic and increased steel prices. Steel component revenues decreased 8.2% due to decreased deliveries and lower contractual pricing.
•Cost of revenues decreased 31.2% driven by lower volumes in all product lines.
•Selling, general, and administrative costs decreased 7.0% due to lower compensation costs.
•Operating profit decreased 85.6% due to lower volumes and declines in operational efficiencies from reduced capacity utilization.

Unsatisfied Performance Obligations (Backlog)
As of September 30, 2021, the backlog for inland barges was $130.2 million, compared to $175.5 million and $177.5 million as of December 31, 2020 and September 30, 2020, respectively. Approximately 34% of unsatisfied performance obligations for inland barges are expected to be delivered during the year ending December 31, 2021 with the remainder expected to be delivered in 2022.

Corporate

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percent	2021	2020	Percent

	(in millions)		Change	(in millions)		Change
Corporate overhead costs	$14.4	$17.0	(15.3)%	$45.9	$41.2	11.4%

2021 versus 2020
•Corporate overhead costs decreased 15.3% for the three months ended September 30, 2021 primarily due to lower legal fees as the Company recognized non-recurring legal fees of $2.5 million in prior period. The Company recognized acquisition-related transaction and integration costs of $2.5 million for the three months ended September 30, 2021, compared to $1.4 million for the same period in 2020.
•Corporate overhead costs increased for the nine months ended September 30, 2021 primarily due to higher acquisition-related transaction and integration costs of $10.0 million in current period, compared to $3.0 million for the same period in 2020. This increase was partially offset by the non-recurring legal fees recognized in the prior period.
•We estimate fourth quarter corporate costs of approximately $13-14 million, excluding non-recurring acquisition and integration expenses of approximately $2 million.

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
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020

	(in millions)
Total cash provided by (required by):
Operating activities	$76.8	$226.7
Investing activities	(569.3)	(409.7)
Financing activities	462.8	131.6
Net increase (decrease) in cash and cash equivalents	$(29.7)	$(51.4)
Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2021 was $76.8 million compared to $226.7 million for the nine months ended September 30, 2020.
•The changes in current assets and liabilities resulted in a net use of cash of $86.7 million for the nine months ended September 30, 2021 compared to a net source of cash of $30.8 million for the nine months ended September 30, 2020. The current year activity was primarily driven by increased receivables and inventories due to increased volumes and higher steel prices.
Investing Activities. Net cash required by investing activities for the nine months ended September 30, 2021 was $569.3 million compared to $409.7 million for the nine months ended September 30, 2020.
•Capital expenditures for the nine months ended September 30, 2021 were $60.8 million compared to $56.9 million for the same period last year. Full-year capital expenditures are expected to be approximately $90 to $100 million in 2021. We expect maintenance capital expenditures of approximately $65 million and capital expenditures related to additional growth to be $25 to $35 million in 2021.
•Proceeds from the sale of property, plant, and equipment and other assets totaled $14.9 million for the nine months ended September 30, 2021, compared to $8.9 million for the same period in 2020.
•Cash paid for acquisitions, net of cash acquired, was $523.4 million for the nine months ended September 30, 2021 compared to cash paid for acquisitions, net of cash acquired, of $361.7 million for the same period in 2020. There was no divestiture activity for the nine months ended September 30, 2021 and 2020.
Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2021 was $462.8 million compared to net cash provided by financing activities of $131.6 million for the same period in 2020.
•Current year to date activity primarily related to net proceeds from the issuance of the $400 million Senior Notes and $100 million of additional borrowings under our revolving credit facility. Prior year to date activity was primarily related to proceeds from the issuance of the $150 million term loan.

Other Investing and Financing Activities
Revolving Credit Facility and Senior Notes
On January 2, 2020, the Company entered into an Amended and Restated Credit Agreement to increase the revolving credit facility to $500.0 million and added a term loan facility of $150.0 million, in each case with a maturity date of January 2, 2025. The entire term loan was advanced on January 2, 2020 in connection with the closing of the acquisition of Cherry. As of September 30, 2021, the term loan had a remaining balance of $147.2 million.
On August 4, 2021, we borrowed an additional $100.0 million under our revolving credit facility to fund, in part, the acquisition of Southwest Rock. As of September 30, 2021, we had $200.0 million of outstanding loans borrowed under the revolving credit facility and there were approximately $28.2 million of letters of credit issued, leaving $271.8 million available for borrowing.
The interest rates under the revolving credit facility and term loan are variable based on LIBOR or an alternate base rate plus a margin. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on Arcosa’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing ranges from 1.25% to 2.00% and was set at LIBOR plus 1.75% as of September 30, 2021. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.30% as of September 30, 2021.
The Company's revolving credit and term loan facilities require the maintenance of certain ratios related to leverage and interest coverage. As of September 30, 2021, we were in compliance with all such financial covenants. Borrowings under the credit agreement are guaranteed by certain wholly-owned subsidiaries of the Company.
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
Dividends and Repurchase Program
In September 2021, the Company declared a quarterly cash dividend of $0.05 per share that was paid on October 29, 2021.
In December 2020, the Company’s Board of Directors authorized a new $50 million share repurchase program effective January 1, 2021 through December 31, 2022 to replace a program of the same amount that expired on December 31, 2020. Under the program, the Company repurchased 170,168 shares at a cost of $9.4 million during the nine months ended September 30, 2021. As of September 30, 2021, the Company had a remaining authorization of $40.6 million under the program. See Note 1 of the Notes to the Consolidated Financial Statements.
Derivative Instruments
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in 2023, to reduce the effect of changes in the variable interest rates associated with borrowings under the Amended and Restated Credit Agreement. The instrument carried an initial notional amount of $100.0 million, thereby hedging the first $100.0 million of borrowings. The instrument effectively fixes the LIBOR component of the borrowings at a monthly rate of 2.71%. As of September 30, 2021, the Company has recorded a liability of $4.9 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive loss. See Note 3 and Note 7 of the Notes to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements
As of September 30, 2021, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $28.2 million, all of which are expected to expire in 2022. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year. See Note 7 of the Notes to the Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2020 as set forth in our 2020 Annual Report on Form 10-K. See Note 9 of the Notes to Consolidated Financial Statements for the impact of foreign exchange rate fluctuations for the three and nine months ended September 30, 2021.

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
As permitted by the SEC Staff interpretive guidance for recently acquired businesses, management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of September 30, 2021 excludes an assessment of the internal control over financial reporting of the StonePoint and Southwest Rock businesses acquired in April and August 2021, respectively. StonePoint and Southwest Rock represents approximately 18% of consolidated total assets and approximately 6% of consolidated revenues as of and for the nine months ended September 30, 2021.

PART II

Item 1. Legal Proceedings
See Note 15 of the Consolidated Financial Statements regarding legal proceedings.

Item 1A. Risk Factors
There have been no material changes in the Company's risk factors from those set forth in our 2020 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended September 30, 2021:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2021 through July 31, 2021	417	$52.66	—	$45,615,698
August 1, 2021 through August 31, 2021	98,605	$50.68	98,456	$40,625,892
September 1, 2021 through September 30, 2021	282	$50.30	—	$40,625,892
Total	99,304	$50.69	98,456	$40,625,892

(1)      These columns include the following transactions during the three months ended September 30, 2021: (i) the surrender to the Company of 848 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of 98,456 shares of common stock on the open market as part of the stock repurchase program.
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
2.1
Membership Interest Purchase Agreement dated August 4, 2021 by and among Arcosa MS5, LLC, as Buyer and Southwest Rock Products, LLC, Midwest Land Trust, LLC, White Mountain Properties, LLC collectively as the Companies, and the Members of the Companies set forth therein, collectively as the Sellers, and Christopher Reinesch, as the Sellers' Representative (filed herewith).

3.1	Restated Certificate of Incorporation of Arcosa, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 filed on October 31, 2018, File No. 333-228098).
3.2	Amended and Restated Bylaws of Arcosa, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q, for the quarter-ended March 31, 2020, File No. 001-38494).
4.1	First Supplemental Indenture dated as of September 30, 2021 among the Guaranteeing Subsidiaries named therein, Arcosa, Inc. and Wells Fargo Bank, National Association (filed herewith).
10.1.1	Supplement to Subsidiary Guaranty dated as of August 31, 2021 by Arcosa StonePoint, LLC (filed herewith)
10.1.2	Supplement to Subsidiary Guaranty dated as of August 31, 2021 by StonePoint Holding, LLC (filed herewith)
10.1.3	Supplement to Subsidiary Guaranty dated as of August 31, 2021 by StonePoint Intermediate Holding, LLC (filed herewith)
10.1.4	Supplement to Subsidiary Guaranty dated as of August 31, 2021 by StonePoint Materials LLC (filed herewith)
10.1.5	Supplement to Subsidiary Guaranty dated as of August 31, 2021 by StonePoint Ultimate Holding, LLC (filed herewith)
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
95	Mine Safety Disclosure Exhibit (filed herewith).
101.INS	Inline XBRL Instance Document (filed electronically herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCOSA, INC.	By	/s/ Gail M. Peck
Registrant
Gail M. Peck
Chief Financial Officer
November 4, 2021