Form 10-K
period 2021-12-31
Arcosa, Inc.
filed 2022-02-24
CIK 1739445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2021

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2021) was $2.8 billion.
At January 14, 2022 the number of shares of common stock outstanding was 48,312,554.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive 2022 Proxy Statement.

ARCOSA, INC.
FORM 10-K

PART I
Item 1. Business.
General Description of Business. Arcosa, Inc. and its consolidated subsidiaries, (“Arcosa,” “Company,” “we,” or “our”) headquartered in Dallas, Texas, is a provider of infrastructure-related products and solutions with leading brands serving construction, engineered structures, and transportation markets in North America. Our individual businesses have built reputations for quality, service, and operational excellence over decades. Arcosa serves a broad spectrum of infrastructure-related markets and is strategically focused on driving organic and disciplined acquisition growth to capitalize on the fragmented nature of many of the industries in which we operate. With Arcosa’s current platform of businesses and additional growth opportunities, we are well-aligned with key market trends, such as the replacement and growth of aging transportation infrastructure, the continued shift to renewable power generation, and the expansion of new transmission, distribution, and telecommunications infrastructure. Our businesses support critical infrastructure sectors, pursuant to the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency standards. Despite the uncertainty surrounding the COVID-19 pandemic, our plants have continued to operate throughout the crisis, and we have seen better than anticipated demand in some sectors.
Arcosa is a Delaware corporation and was incorporated in 2018 in connection with the separation (the “Separation”) of Arcosa from Trinity Industries, Inc. (“Trinity” or “Former Parent”) on November 1, 2018 as an independent, publicly-traded company, listed on the New York Stock Exchange.
Our principal executive offices are located at 500 N. Akard Street, Suite 400, Dallas, Texas 75201. Our telephone number is 972-942-6500, and our Internet website address is www.arcosa.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Information on our Investor Relations page and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference.
Long-Term Vision. We are united in our shared purpose to fulfill the four pillars of our long-term vision.
Overview. Arcosa's three segments are made up of leading businesses that serve critical infrastructure markets:

Our Segments. The Company reports operating results in three principal business segments. For additional information regarding revenues, operating profit, and identifiable assets by segment, please refer to Note 4 to the Consolidated Financial Statements.
Construction Products.
Products
Through wholly owned subsidiaries, our Construction Products segment produces and sells natural and recycled aggregates, specialty materials, and construction site support equipment, including trench shields and shoring products. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for revenues attributable to aggregates and specialty materials.
•Natural Aggregates: We are an established producer and distributor of natural aggregates serving both public infrastructure and private construction markets and operate in Texas, our largest geographic exposure, and 8 other states. We manage the business from the four regions of Texas (including Arkansas and Oklahoma), the Ohio River Valley, the Gulf Coast, and the West. We operate primarily from open pit quarries and have one underground mine. Our natural aggregates products include sand, gravel, limestone, stabilized material, and various other products used in the production of ready mixed concrete, cement, and other precast concrete products, roads, municipal and private water, sewer, and drainage projects, oil and gas well pads, wind farms, as well as various other building products.
During 2021, we expanded our natural aggregates platform through two large acquisitions. In April 2021, we completed the acquisition of StonePoint Ultimate Holding, LLC and affiliated entities (collectively “StonePoint”), a top 25 U.S. construction aggregates company, which expanded our footprint in Texas and the Gulf Coast and provided entry into new geographic markets in Tennessee and the Ohio River Valley. In August 2021, we completed the acquisition of Southwest Rock Products, LLC and affiliated entities (collectively “Southwest Rock”), a leading Arizona pure-play aggregates producer, which provided scaled entry into the Phoenix metropolitan area.
•Recycled Aggregates: Recycled aggregates are a complement to our natural aggregates platform and are produced by crushing concrete reclaimed from demolished highways, buildings, and other structures. The raw product material is processed to remove steel, rebar, shingles, and other debris, and screened to appropriate sizes for use as a road base, erosion control for building foundations, and as a backfill for utility trenches. Recycled aggregates currently supply a small percentage of total aggregates supplied nationwide. We believe the supply of recycled aggregates will continue to grow in use due to resource scarcity and associated environment, social, and governance (“ESG”) benefits, reduced disposal and acceptance of concrete in landfills, and energy savings from less processing and transportation costs. Recycled aggregates are a substitute to natural aggregates, primarily for hard rock uses.

We added recycled aggregates to our portfolio in January 2020 with the acquisition of Cherry Industries, Inc. and affiliated entities (collectively "Cherry"), a leading producer of natural and recycled aggregates with multiple stationary crushing locations and portable on-site crushing capabilities across the Houston, Texas market. In October 2020, we further expanded our recycled aggregates footprint with the acquisition of Strata Materials, LLC (“Strata”), a leading provider of natural and recycled aggregates in the Dallas-Fort Worth, Texas market. In April 2021, we completed a small bolt-on acquisition which further expanded our recycled aggregates business in Dallas-Fort Worth, Texas.
•Specialty Materials: Our specialty materials, including lightweight aggregates, select natural aggregates, and milled or processed specialty building products and agricultural products, are produced and distributed nationwide. We currently operate in ten states and British Columbia, with several of our production facilities operating at the quarries that produce the raw material inputs, which include shale, clay, limestone, and gypsum. Lightweight aggregates are select shales or clays that are expanded and hardened by high temperatures in a rotary kiln and possess a bulk density that can be less than half that of natural aggregates. Product applications include structural lightweight concrete, lightweight masonry block, and road surface treatments. Our specialty building products and agricultural products are processed at several production facilities across the U.S., mostly using our natural aggregates as a component of raw material supply. Product applications include plasters, prills, agricultural supplements and fertilizers, paints, flooring, glass, ingredients for food and feed, cement, energy infrastructure, and other products.
•Construction Site Support: We hold a strong market position in the manufacture of trench shields and shoring products for the U.S. construction industry. Trench shields and shoring products are used for water and sewer construction, utility installations, manhole work, oil and gas pipeline construction, and other underground applications. Additionally, we participate in certain regional rental markets for trench shoring equipment.
Markets
Over a multi-year horizon, we believe that approximately half of our current portfolio of construction materials are used in infrastructure projects. The other half of our construction materials demand is split across residential, non-residential, and specialty/other end markets.
•Infrastructure Construction: Infrastructure construction includes construction spending by federal, state, and local governments for roads, highways, bridges, airports, and other public infrastructure, as well as private spending on road and utility construction. Public infrastructure spending is typically supported by federal and state legislation and programs. On December 4, 2015, the Fixing America's Surface Transportation Act ("FAST Act") was signed into law. The FAST Act authorized $305 billion of public infrastructure funding from 2016 to 2020. It was subsequently extended to provide an additional $13.6 billion in 2021. On November 15, 2021, the Infrastructure Investment and Jobs Act ("IIJA") was signed into law, which provides approximately $350 billion for federal highway programs from 2022 through 2026 by extending many of the programs in the FAST Act at higher funding levels, as well as supplemental funding for roads, bridges, and other major projects. Most of this funding is apportioned to states, based on formulas specified in the IIJA and provides funding through a wide range of competitive grant programs. On December 15, 2021, the U.S. Department of Transportation's Federal Highway Administration announced it would provide funding of $52.5 billion to states in 2022, representing a 20% increase compared to 2021.
•Residential Construction: Residential construction includes single family homes and multi-family units such as apartments and condominiums. Demand for residential construction is influenced primarily by population growth, new household formation, and mortgage interest rates.
•Non-Residential Construction: Non-residential construction includes a wide variety of privately financed construction including manufacturing and distribution facilities, industrial complexes, office buildings, and large retailers and wholesalers. Demand for non-residential construction is driven primarily by population and economic growth, in addition to segment-specific factors such as the growth of e-commerce, changes in retail patterns, changes in office occupancy trends, and numerous other factors.
•Specialty/Other: Our products are used in various other end markets including energy-related activities such as drilling pads, roads and major downstream projects, agriculture/horticulture, and industrial uses.

In 2021, we had shipments of approximately 34 million tons of aggregates and specialty materials, including approximately 4 million tons of recycled aggregates. Texas is our largest geographic market, representing approximately 50% of the segment's revenues in 2021. We primarily serve the Texas Triangle formed by the Dallas-Fort Worth metro at its northern point in North Texas; the Houston metro at its southeastern edge on the Gulf Coast; and Austin-San Antonio at its western tip in Central Texas. The outlook for construction spending in Texas is favorable, supported by increased spending on highways in the near-term, with current fiscal year planned Texas Department of Transportation lettings up 7% to approximately $10.2 billion, and a robust long-term outlook supported by the state’s 10-year Unified Transportation Program identifying approximately $75 billion of infrastructure projects. Population and household formation growth have contributed to a strong residential housing market, with housing permits, an indication of future construction activity, up 17% in Texas in 2021 compared to the previous year. Non-residential construction activity, while currently negatively impacted by the COVID-19 pandemic and supply chain delays, generally follows a strong residential construction cycle on a lagged basis.
Customers and Competitors
For natural and recycled aggregates and specialty materials, our customers include concrete producers; commercial, residential, highway, and general contractors; manufacturers of masonry and building products; and state and local governments.
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
The U.S. aggregates industry is a highly fragmented industry with more than 5,000 producers nationwide. We compete, in most cases, with natural and recycled aggregates producers in the regions where we operate. Many opportunities for consolidation exist. Therefore, companies in the industry tend to grow by acquiring existing facilities to extend their current market positions or enter new markets.
Our specialty materials products enjoy higher barriers to entry than our natural aggregates due to specific mineral properties, specialized manufacturing, or additional processing. Due to the added value in processing, specialty materials have a much wider, multi-state distribution area due to their higher value relative to their distribution costs as compared to natural and recycled aggregates. We compete with specialty materials producers nationwide.
For trench shields and shoring products, our customers are equipment rental dealers and commercial, residential, and industrial contractors. We compete with shoring products manufacturers nationwide.
Raw Material and Suppliers
The primary raw material for our natural aggregates and specialty materials comes from quarries. Natural aggregates and specialty minerals can be found throughout the U.S. We have a proven and successful record of accomplishment of securing long-term reserve positions for both current and future mine locations through our employment of exploration teams and the use of professional third parties. Our reserves are critical to our raw material supply and long-term success. We currently estimate that we have 1.2 billion tons of proven and probable natural aggregates and specialty materials reserves strategically located in favorable markets that are expected to require large amounts of aggregates to meet future construction demand. For further discussion of our natural aggregates and specialty materials reserves, please refer to Item 2. “Properties.”
Recycled aggregates are not dependent on reserves and the primary raw material is demolished concrete. We source raw material both internally and externally primarily from demolition and road removal projects. The demolished concrete feedstock is reported as inventory and passes through raw material, work in process, and finished goods inventory as we process it into recycled aggregates. We control a portion of our raw material needs through demolition services that we provide and source the remainder in competitive markets from third parties. Due to increasing landfill scarcity in certain markets, landfills restrict the acceptance of demolished concrete, increasing the availability of raw product at our crushing locations. Our operating permits which allow recycling activities and the strategic location of our stationary crushing sites are competitive advantages.

Engineered Structures.
Products
Through wholly owned subsidiaries, our Engineered Structures segment primarily manufactures and sells steel structures for infrastructure businesses, including utility structures for electricity transmission and distribution, structural wind towers, traffic structures, and telecommunication structures. These products share similar manufacturing competencies and steel sourcing requirements and can be manufactured across our North American footprint. This segment also manufactures storage and distribution tanks. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for revenues attributable to our Engineered Structures products.
•Utility Structures: We are a well-established manufacturer in the U.S. and Mexico of engineered steel utility structures, including tapered steel and lattice structures, for electricity transmission and distribution. To a lesser extent, we also manufacture pre-stressed concrete poles for low voltage utility, lighting, transportation, and telecommunications markets. We acquired static cast concrete pole manufacturing competency through an acquisition in June 2020, and we believe there are opportunities to organically grow this business.
•Wind Towers: We are one of the leading manufacturers of structural wind towers in the U.S. and Mexico with plants strategically located in wind-rich regions of North America.
•Traffic Structures: We manufacture steel traffic structures for use on the U.S. highway and road system. We have two manufacturing plants serving Florida and adjacent states. Our products include overhead steel sign structures, tolling gantry structures, mast and sign arms, and other custom solutions.
•Telecommunication Structures: We manufacture telecom structures, including self-supporting lattice towers, monopole towers, and guyed towers. We have one manufacturing plant in Oklahoma and have the capability to manufacture telecom structures in our other Engineered Structures plants.
•Storage Tanks: We are one of the primary manufacturers in North America of pressurized and non-pressurized steel tanks that store and transport a wide variety of products, including propane, anhydrous ammonia, and natural gas liquids. We also manufacture fertilizer storage containers for agricultural markets, including bulk storage, farm storage, and the application and distribution of anhydrous ammonia.
Markets
Our Engineered Structures segment serves a broad spectrum of infrastructure markets, including electricity transmission and distribution, wind power generation, highway road construction, wireless communication, and the storage and transportation of gas and liquid products for use in residential, commercial, energy, agricultural, and industrial end markets. We believe we are well-positioned to benefit from significant upgrades in the electrical grid to support enhanced reliability, policy changes encouraging more generation from renewable energy sources, the expansion of new transmission, distribution, and telecommunication infrastructure, and the replacement and growth of the U.S. highway and road system.
Our utility structures business is well-positioned to benefit from significant investment in utility infrastructure. There is strong demand for transmission and distribution structures across the U.S. as much of the utility infrastructure has aged and needs replacement. Global concerns regarding emissions have increased consumer demand for electricity. Upgrades to utility structures are needed to support larger equipment that are required to withstand growing load demand and to allow for connectivity of the grid to renewable energy sources. The IIJA, enacted in November 2021, provides $73 billion in additional federal funding to support the investment needed in the U.S. power grid.

Demand for new wind energy projects in the U.S. has been supported by the Renewable Electricity Production Tax Credit (“PTC”) that was first introduced in 1992, providing a tax credit for electricity produced at each qualifying wind project. Since inception, the PTC has undergone numerous extensions and received varying levels of legislative support, contributing to volatility in the demand for new wind energy installations. In 2015, the PTC was extended for a multi-year term, with a time-based phase out of the amount of credit, dropping from 100% to 40% for new wind projects commencing construction before the end of 2016 through 2019. In subsequent years, the PTC was further extended and revised to include qualifying wind projects on which construction began in 2020 and 2021 at a 60% credit. The U.S. Internal Revenue Service generally allows four years from the start of construction of the wind project to its in-service date for the project to be eligible for the credit. As a result, under the most recent extension, the PTC supports new onshore wind projects commencing as late as 2021 and completed by 2025. Generally, orders for wind towers supporting new projects are placed approximately six to nine months ahead of project completion. Although the PTC has not been extended or renewed for new wind projects commencing in 2022 or beyond, various proposals in the U.S. Congress include renewal or expansion of the PTC. Together with the increased cost competitiveness of wind energy, state renewable fuel mandates, and increasing business acceptance of long-term decarbonization goals, we believe we are well-positioned to benefit from these wind energy incentives.
We believe we are well-positioned to benefit from healthy public infrastructure spending in Florida and adjacent states and have opportunities to grow organically into new geographies as well. Additionally, we believe we are well-positioned to benefit from continued spending on the buildout of 5G and other wireless networks in North America. We anticipate that the IIJA will be supportive for these businesses as well due to the increased level of highway spending and the provision for $65 billion in additional federal funding for broadband infrastructure.
Customers and Competitors
Through our recognized brands in our utility structures business, we have developed strong relationships with our primary customers, public and private utilities. We compete with both domestic and foreign manufacturers on the basis of product quality, engineering expertise, customer service, and on-time delivery of the product. Sales to our customers, particularly certain large utility customers, are often made through alliance contracts that can extend several years. We also sell into the competitive-bid market, whereby the lowest bidder is awarded the contract, provided all other qualifying criteria are met.
Within our wind towers business, our primary customers are wind turbine producers. We compete with both domestic and foreign producers of towers. Revenues from General Electric Company (“GE”) included in our Engineered Structures segment constituted 9.5%, 15.3%, and 18.2% of consolidated revenues for the years ended December 31, 2021, 2020, and 2019, respectively.
Our traffic structures business primarily sells to U.S. state Departments of Transportation and highway contractors typically in a competitive-bid market.
Our telecom structures business sells to wireless communication carriers and third-party tower lessors and developers.
Our storage tanks support oil, gas, and chemical markets and are used by industrial plants, utilities, residences, and small businesses in suburban and rural areas.
Raw Materials and Suppliers
The principal material used in our Engineered Structures segment is steel. During 2021, the supply of steel was sufficient to support our manufacturing requirements. After rising sharply in the fourth quarter of 2020, market steel prices during 2021 continued to increase throughout the year, reaching historic highs. Steel prices may be volatile in the future in part as a result of market conditions. We often use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers to mitigate the effect of steel price volatility on our operating profit for the year. Arcosa’s manufacturing operations also use component parts such as flanges for wind towers. In general, we believe there is enough capacity in the supply industries to meet current production levels and our existing contracts and other relationships with multiple suppliers will meet our current production forecasts.

Transportation Products.
Products
Through wholly owned subsidiaries, our Transportation Products segment manufactures and sells inland barges, fiberglass barge covers, winches, marine hardware, and steel components for railcars and other transportation and industrial equipment. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for revenues attributable to inland barges and steel components products.
•Inland Barges: We have a leading position in the U.S. market for the manufacture of inland barges and fiberglass barge covers. We manufacture a variety of hopper barges, tank barges, deck barges, and fiberglass covers, and provide a full line of deck hardware to the marine industry, including hatches, castings, and winches for towboats and dock facilities. Dry cargo barges transport various commodities, such as grain, coal, and aggregates. Tank barges transport liquids, including refined products, chemicals, and a variety of petroleum products. Deck barges are used for transportation of heavy, oversized cargo and construction support. Our fiberglass reinforced lift covers are used primarily for grain barges.
•Steel Components: We are a recognized manufacturer of steel components for railcars and other transportation equipment. We manufacture axles, circular forgings, and coupling devices for freight, tank, locomotive, and passenger rail transportation equipment, as well as other industrial uses, and provide cast components for use in the industrial and mining sectors.
Markets
Our Transportation Products segment consists of established companies that supply manufactured steel products to the transportation industry.
Our inland barge business serves numerous end-markets through a base of established transportation customers who support the transportation of staple commodities such as grain, coal, aggregates, chemicals, fertilizers, petrochemicals, and refined products. The dry and liquid barge replacement cycles are expected to remain fundamentally strong, despite recent declines, as investments in the aging barge fleet over the last 5 to 6 years have been below long-term average replacement rates (with the exception of 2019 for liquid barges). Approximately 35% of the hopper fleet and 25% of the tank fleet are more than 20 years old. The replacement of these fleets is expected to drive healthy demand based on an assumed 25 to 30-year useful life. In the dry barge industry, scrapping has exceeded new builds every year since 2016 suggesting a strong deferred replacement cycle that we expect will be supported by a recovery in agriculture once plate steel prices normalize after increasing sharply in late fourth quarter 2020 through 2021. The liquid barge industry is poised to benefit from expected growth in the U.S. petrochemical industry and difficulty in new pipeline permitting and construction.
Our steel component business primarily serves the North American railcar industry, both the new car and maintenance markets, as well as various mining and industrial markets. Our steel components business has faced challenging market conditions as new railcar production has been in decline over the past few years. However, this market is showing signs of recovery as new railcar deliveries are expected to increase in 2022.
Customers and Competitors
Our barge manufacturing facilities are located along the U.S. inland river systems, which allows for rapid delivery to our customers. Our inland barge customers are primarily commercial marine transportation companies, lessors, and industrial shippers. While we compete with several other manufacturers in the U.S., we hold a majority share of the inland barge manufacturing market. We believe we are well-positioned to benefit from the expected fleet replacement cycle in both dry and liquid barges.
Our customers for our steel components businesses are primarily freight and passenger railcar manufacturers, rail maintenance and repair facilities, railroads, steel mills, and mining equipment manufacturers. We compete with both domestic and foreign manufacturers.

Raw Materials and Suppliers
The principal material used in our Transportation Products segment is steel. During 2021, the supply of steel was sufficient to support our manufacturing requirements. After rising sharply in the fourth quarter of 2020, market steel prices during 2021 continued to increase throughout the year, reaching historic highs. Steel prices may be volatile in the future in part as a result of market conditions. We often use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers to mitigate the effect of steel price volatility on our operating profit for the year. Arcosa’s manufacturing operations also use component parts, such as pumps, engines, and hardware for tank barges. In general, we believe there is enough capacity in the supply industries to meet current production levels and that our existing contracts and other relationships with multiple suppliers will meet our current production forecasts.
Unsatisfied Performance Obligations (Backlog). As of December 31, 2021 and 2020, our backlog of firm orders was as follows:

	December 31, 2021	December 31, 2020
	(in millions)
Engineered Structures:
Utility, wind, and related structures	$437.5	$334.0
Storage tanks	$22.0	$15.6

Transportation Products:
Inland barges	$92.7	$175.5
Approximately 90% of the unsatisfied performance obligations for our utility, wind, and related structures in our Engineered Structures segment are expected to be delivered during the year ending 2022, with the remainder expected to be delivered during the year ending 2023. Substantially all of the unsatisfied performance obligations for our storage tanks in our Engineered Structures segment are expected to be delivered during the year ending 2022. Substantially all of the unsatisfied performance obligations for inland barges in our Transportation Products segment are expected to be delivered during the year ending 2022.
Marketing. We sell substantially all of our products and services through our own sales personnel operating from offices in multiple locations in the U.S. and Mexico. We also use independent sales representatives and distributors.
Human Capital. The Company employed approximately 6,170 employees as of December 31, 2021. The following table presents the approximate headcount breakdown of employees by segment:

December 31, 2021
Construction Products	1,755
Engineered Structures	3,470
Transportation Products	855
Corporate	90
6,170
As of December 31, 2021, approximately 4,120 employees were employed in the U.S., 2,035 employees in Mexico, and 15 employees in Canada.
Employee Health and Safety.
Arcosa is committed to safety across our operations. Our highest priority is the health and safety of our employees. We strive to continuously improve our procedures, processes, and management systems with regard to employee health and safety. These efforts are achieved by promoting safe work practices among employees and contractors and maintaining property and equipment in safe operating conditions. In furtherance of Arcosa’s commitment to improving our safety performance, the Company achieved improvements in certain safety metrics during 2021.

In 2019, we launched a reenergized safety initiative, ARC 100, to build a positive and proactively engaged culture of safety excellence. ARC 100 is inspired by the voices of frontline employees, driven by cross-functional teams, and actively supported by visible commitment from senior leaders. During 2021, Arcosa experienced progress in reducing safety incidents as a result of a continued focus on building a strong safety culture through its ARC 100 safety initiative.
The outbreak and continuance of the COVID-19 pandemic has highlighted the critical importance of focusing on the health and wellness of our employees. As an essential business, we have followed the federal, state, and local guidelines governing our facilities and shared best practices across the organization, with the goal of protecting our employees. In 2021, Arcosa continued to monitor and implement safeguards, guidelines, and best practices for COVID-19 mitigation procedures.
Diversity and Inclusion.
Arcosa values diversity and inclusion within its workforce and is committed to a work environment which promotes professionalism and inclusiveness. One of Arcosa’s core values is “We Win Together”. This belief drives our commitment to a workplace free from discrimination where collaboration, dedication, and unity align to drive favorable results for all stakeholders. We are making strides to advance diversity in our workforce and leadership team, with notable action in 2021:
•Elected Kimberly Lubel and Julie Piggott to serve on the Company's Board of Directors
•Named Gail Peck Chief Financial Officer
•Established WE~AR: Women of Arcosa as Arcosa's first Employee Resource Group
•Completed our employee Cultural Climate Engagement Survey to better understand the needs of our workforce
•Provided Blind Spots Training to employees to foster a culture of inclusion and diversity
Talent Attraction and Management.
Arcosa believes that its future success is highly dependent upon the Company’s continued ability to attract, retain, and motivate qualified employees. As part of the Company’s effort to attract and motivate employees, Arcosa offers competitive compensation and benefits, including healthcare and retirement benefits, parental and family leave, and holiday and paid time off.
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
Intellectual Property. Arcosa owns several patents, trademarks, copyrights, trade secrets, and licenses to intellectual property owned by others. Although Arcosa’s intellectual property rights are important to Arcosa’s success, we do not regard our business as being dependent on any single patent, trademark, copyright, trade secret, or license. For a discussion of risks related to our intellectual property, please refer to Item 1A. “Risk Factors - Risks Related to our Business and Operations.”
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
We cannot ensure that our eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, our results of operations could be materially adversely affected. See “Critical Accounting Policies and Estimates” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 of the Notes to Consolidated Financial Statements for further information regarding reserves for environmental matters.
See Item 1A for further discussion of risk factors with regard to environmental, governmental, and other matters.

Information About Our Executive Officers. The following table sets forth the names and ages of all our executive officers, their positions and offices presently held by them, and the year each person first became an officer.

Name	Age	Office	Officer Since
Antonio Carrillo	55	President and Chief Executive Officer	2018
Gail M. Peck	54	Chief Financial Officer	2018
Reid S. Essl	40	Group President	2018
Kerry S. Cole	53	Group President	2018
Jesse E. Collins, Jr.	55	Group President	2018
Bryan P. Stevenson	48	Chief Legal Officer	2018
Mary E. Henderson	63	Chief Accounting Officer	2018
Antonio Carrillo serves as Arcosa’s President and Chief Executive Officer, as well as a member of its Board of Directors. From April 2018 until the Separation, Mr. Carrillo served as the Senior Vice President and Group President of Construction, Energy, Marine and Components of Trinity. From 2012 to February 2018, Mr. Carrillo served as the Chief Executive Officer of Orbia Advance Corporation (formerly known as Mexichem S.A.B. de C.V.), a publicly traded global specialty chemical company. Prior to joining Orbia, Mr. Carrillo spent 16 years at Trinity where he served as Senior Vice President and Group President of Trinity’s Energy Equipment Group and was responsible for Trinity’s Mexico operations. Mr. Carrillo previously served as a director of Trinity from 2014 until the Separation in 2018 and served as a director of Dr. Pepper Snapple Group, Inc. from 2015 to 2018. Mr. Carrillo currently serves as a director of NRG Energy, Inc. where he was appointed in 2019.
Gail M. Peck was appointed as Arcosa’s Chief Financial Officer in May 2021. Previously, she served as the Senior Vice President, Finance and Treasurer at Arcosa. From 2010 until the Separation, Ms. Peck served as Vice President, Finance and Treasurer of Trinity. From 2004 to 2009, she served as Vice President and Treasurer for Centex Corporation, a diversified building company.
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
Arcosa’s business, liquidity and financial condition, results of operations, and stock price may be adversely affected if a pandemic or outbreak of an infectious disease occurs. For example, the current outbreak of COVID-19, including its variants, has disrupted global trade, commerce, financial and credit markets, and daily life throughout the world. If federal, state, or local authorities determine that Arcosa’s operations are non-essential or non-critical, or if one or more of Arcosa’s facilities become subject to governmental ordered closure, voluntary temporary closure, closure from a COVID-19 outbreak within the facility, or closure for other COVID-19 related reason the business, liquidity and financial condition, and results of operations for the affected segment or for Arcosa as a whole could be materially affected.
In addition, certain of Arcosa’s workers and operations are located in areas where travel and curfew restrictions or other regulatory restrictions have or could be imposed with respect to the COVID-19 pandemic, such as Mexico. Disruptions to Arcosa’s cross-border business transactions and activities caused by COVID-19 could materially affect Arcosa’s business and results of operations.
The extent to which the COVID-19 pandemic impacts our business, financial and liquidity position, results of operations, and stock price will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business, and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity, and actions taken in response; the effect on our customers and customer demand for our products and services; our ability to sell and provide our products and services, including as a result of travel restrictions and people working from home; if members of our management and other key personnel in critical functions across Arcosa are unable to perform their duties or have limited availability; the number of employees who contract or are directly exposed to COVID-19 and their availability to work in our plants and facilities; the ability to retain employees in light of possible employee responses to potential COVID-19 employer or government mandated mitigation policies; the ability of our customers to pay for our products and services; any disruption in our supply chain; the ability to procure the required personal protective equipment for our employees; the availability of COVID-19 testing supplies; our ability to continue operations in compliance with COVID-19 related regulations; and any closures of our and our customers’ facilities; cybersecurity and IT infrastructure risks from the increase in our employees' remote working; the impact of the COVID-19 pandemic on the health and safety of our employees; the impact of the COVID-19 pandemic on the demand for commodities, including oil, served by our products and services; the impact of new COVID-19 variants; and the pace of recovery when the COVID-19 pandemic subsides, as well as, the response to a potential reoccurrence. In addition, the negative impact on the economy could cause customers to postpone projects, cancel or delay orders, or file bankruptcy. Any of these events could cause or contribute to the risks and uncertainties and could materially adversely affect our business, liquidity and financial condition, results of operations, and/or stock price.
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
Any of the foregoing market or industry conditions or events could result in reductions in Arcosa’s revenues, increased price competition, or increased operating costs.
Arcosa operates in highly competitive industries. Arcosa may not be able to sustain its market positions, which may impact its financial results.
Arcosa faces intense competition in all geographic markets and each industry sector in which it operates. In addition to price, Arcosa faces competition in respect to product performance and technological innovation, quality, reliability of delivery, customer service, and other factors. The effects of this competition, which is often intense, could reduce Arcosa’s revenues and operating profits, limit Arcosa’s ability to grow, increase pricing pressure on Arcosa’s products, and otherwise affect Arcosa’s financial results.
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
A material disruption at one or more of Arcosa’s manufacturing facilities or other facilities or in Arcosa’s supply chain could have a material adverse effect on us.
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
Moreover, manufacturing facilities or other facilities can unexpectedly stop operating because of events unrelated to Arcosa or beyond its control, including fires and other industrial accidents, floods and other severe weather events, natural disasters, environmental incidents or other catastrophes, utility and transportation infrastructure disruptions, shortages of raw materials, acts of war or terrorism, and a pandemic related shutdown or work stoppage. Work stoppages, whether union-organized or not, can also disrupt operations at manufacturing facilities.
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
Additionally, Arcosa maintains an inventory of certain products that meet standard specifications and are ultimately purchased by a variety of end users. Arcosa forecasts demand for these products to ensure that it keeps sufficient inventory levels of certain products that Arcosa expects to be in high demand and limits its inventory for which Arcosa does not expect much interest. However, Arcosa’s forecasts are not always accurate and unexpected changes in demand for these products, whether because of a change in preferences or otherwise, can lead to increased levels of obsolete inventory. Any delays in construction projects and Arcosa’s customers’ orders or any inability to manage Arcosa’s inventory could have a material adverse effect.
The seasonality of Arcosa’s business and its susceptibility to severe and prolonged periods of adverse weather and other conditions could have a material adverse effect on us.
Demand for Arcosa’s products in some markets is typically seasonal, with periods of snow or heavy rain negatively affecting construction activity. For example, sales of Arcosa’s products are somewhat higher from spring through autumn when construction activity is greatest. Construction activity declines in these markets during the winter months in particular due to inclement weather, frozen ground, and fewer hours of daylight. Construction activity and Arcosa's ability to deliver products on time or at all to its customers can also be affected in any period by public holidays, vacation periods, and adverse weather conditions such as hurricanes, severe storms, torrential rains and floods, natural disasters such as fires and earthquakes, a pandemic related shutdown or work stoppage, and similar events, any of which could reduce demand for Arcosa’s products, push back existing orders to later dates or lead to cancellations. For example, the February 2021 winter storm in Texas and the broader Southern United States impacted our Q1 2021 performance and increased wet weather impacted our Q2 2021 performance.
Additionally, the seasonal nature of Arcosa’s business has led to variation in Arcosa’s quarterly results in the past and is expected to continue to do so in the future. This general seasonality of Arcosa’s business and any severe or prolonged adverse weather conditions or other similar events could have a material adverse effect.
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
Because Arcosa has operations outside the U.S., Arcosa could be adversely affected by final judgments of non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”) or import/export rules and regulations and similar anti-corruption, anti-bribery, or import/export laws of other countries. As a result of our policy to comply with the FCPA and similar anti-bribery laws, we may be at a competitive disadvantage to competitors that are not subject to, or do not comply with, such laws.
Potential expansion of our business may expose us to new business, regulatory, political, operational, financial, and economic risks associated with such expansion, both inside and outside of the U.S.
Previously, we have expanded and plan in the future to expand our business and operations, and this expansion may involve expansion into markets (either inside or outside the U.S.) in which we have limited operating experience, including with respect to seeking regulatory approvals, becoming subject to regulatory authorities, and marketing or selling products. Further, our operations in new foreign markets may be adversely affected by a number of factors, including: general economic conditions and monetary and fiscal policy; financial risks, such as longer payment cycles, difficulty in collecting from international customers, the effect of local and regional financial crises, and exposure to foreign currency exchange rate fluctuations and controls; multiple, conflicting, and changing laws and regulations such as export and import restrictions, employment laws, regulatory and local zoning requirements, and other governmental approvals, permits, and licenses; interest rates and taxation laws and policies; increased government regulation; social stability; and political, economic, or diplomatic developments. Certain jurisdictions have, from time to time, experienced instances of civil unrest and hostilities, both internally and with neighboring countries. Rioting, military activity, terrorist attacks, or armed hostilities could cause our operations in such jurisdictions to be adversely affected or suspended. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts, and wars.
Any of these factors could significantly harm our potential business or international expansion and our operations.
Arcosa's margins may be affected as a result of inflation.
Arcosa's margins may be negatively impacted by increased costs resulting from inflationary pressures in the market. Under varying circumstances, Arcosa may take actions to minimize these inflationary risks, but such efforts may not be effective in mitigating the impact on Arcosa's margins.
Arcosa may incur increased costs due to fluctuations in interest rates and foreign currency exchange rates.
Arcosa is exposed to risks associated with fluctuations in interest rates and changes in foreign currency exchange rates. Under varying circumstances, Arcosa may seek to minimize these risks using hedges and similar financial instruments and other activities, although these measures, if and when implemented, may not be effective. Any material and untimely changes in interest rates or exchange rates could adversely impact our business, liquidity and financial condition, and results of operations.
The loss of revenues attributable to one of our customers could negatively impact our revenues and results of operations.
GE, a customer in our Engineered Structures segment, accounted for approximately 9.5% of our consolidated revenues in 2021 down from 15.3% of consolidated revenues in 2020. The loss of revenues attributable to this customer could have a material adverse effect on our revenues and results of operations.
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

In addition, any merger or acquisition into which Arcosa may enter is subject to known and unknown risks of such business, new lines of business, markets, downturn of such markets, and/or products and integrating such business, regulatory compliance or zoning requirements, financial systems, markets, and/or products into Arcosa’s businesses and culture. For example, the recent acquisitions of StonePoint and Southwest Rock bring new lines of businesses to Arcosa, including asphalt production, and expose Arcosa to new geographic markets. The failure to successfully integrate such mergers or acquisitions could prevent Arcosa from achieving the anticipated operating and cost synergies or long-term strategic benefits from such transactions.
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
Acquisitions or divestitures may bring known and unknown risks to Arcosa, and Arcosa may fail to realize all of the anticipated benefits of the acquisitions or divestitures or those benefits may be delayed.
Arcosa has grown through acquisitions. Arcosa’s anticipated benefits from acquisitions may not be realized. A downturn in the new markets brought with acquisitions could have a disproportionate adverse impact on the acquired company’s business, liquidity and financial condition, and results of operations. An element of Arcosa’s long-term strategy is to reduce the complexity and cyclicality of the overall business, which may result in divestitures which have known and unknown risks. Some or all of Arcosa’s anticipated benefits from any divestiture, like further simplification of Arcosa’s business, may not be realized. If any of these divestiture-related risks occur, they could result in a material adverse effect on Arcosa’s business, liquidity and financial condition, or results of operations.
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
There is no assurance that the U.S. government will reauthorize, modify, or otherwise not allow the expiration of tax benefits, tax credits, subsidies, or federal-aid programs that may include funding of the purchase or purchase price reimbursement of certain of Arcosa’s products. For example, the qualification year for new wind energy projects eligible for the federal renewable electricity production tax credit (the “PTC”) was set to expire in calendar year 2020; however, just prior to expiration, it was extended for one year as part of the Taxpayer Certainty and Disaster Relief Act of 2020, and the resulting tax credit for these new projects that begin construction in 2021 and are placed in service by 2025 was maintained at 60% of the original tax credit. At this time, there is no PTC for new wind farm projects commencing in 2022 and beyond. Pricing of orders and individual order quantities reflect a market transitioning from the PTC incentives, as the level of credit for eligible projects placed in service through 2025 is scheduled to step down and ultimately expire. In instances where there is uncertainty around the continued extension of an expiring PTC, customer orders for wind towers may decrease. In instances where any benefits, credits, subsidies, or programs are allowed to expire or are otherwise modified or discontinued, the demand for Arcosa’s products could decrease, thereby creating the potential for a material adverse effect on Arcosa’s business, liquidity and financial condition, or results of operations and could result in non-cash impairments on long-lived assets, including intangible assets, and/or goodwill.
Arcosa's indebtedness restricts its current and future operations, which could adversely affect its ability to respond to changes in its business and manage its operations.
Arcosa is a party to the Amended and Restated Credit Agreement (the “Credit Agreement”), by and among Arcosa, as borrower, and the lenders party thereto and the Indenture by and among Arcosa, certain of its subsidiaries which are guarantors and the trustee (the "Indenture") pursuant to which $400 million of 4.375% senior notes due 2029 (the "Senior Notes") (the Credit Agreement, Indenture and Senior Notes, collectively, the “Financing Documents”) were issued. The Financing Documents contain a number of covenants potentially restricting the operations and financial condition of Arcosa and certain of its subsidiaries. These covenants could have an adverse effect on Arcosa's business by limiting its ability to take advantage of financing, merger and acquisition, or other opportunities. The breach of any of these covenants or restrictions could result in a default under the Credit Agreement.
For more information on the restrictive covenants in the Credit Agreement and the Indenture, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” Arcosa's ability to comply with these agreements may be affected by events beyond its control, including prevailing economic, financial, and industry conditions.
The phaseout of the London Interbank Offered Rate (LIBOR) and the replacement of LIBOR with a different reference rate may have an adverse effect on Arcosa’s business.
The United Kingdom’s Financial Conduct Authority (the authority that regulates LIBOR) has announced that it would phase out the most popular LIBOR indices by the end of June 2023. In the U.S., the Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to LIBOR. Arcosa’s revolving credit facility, term loan, and other financial instruments utilize LIBOR or an alternative benchmark reference rate for calculating the applicable interest rate. After LIBOR is phased out, the interest rates for these obligations might be subject to change. The replacement of LIBOR with an alternative benchmark reference rate, including, but not limited to SOFR, may adversely affect interest rates and result in higher borrowing costs under Arcosa’s current or future credit agreements and financial instruments. This could materially and adversely affect Arcosa’s business, liquidity and financial condition, results of operations, and ability to acquire debt financing.
Fluctuations in the price and supply of raw materials and parts and components used in the production of Arcosa’s products and the availability of natural aggregates, recycled aggregates, and specialty materials reserves could have a material adverse effect on its ability to cost-effectively manufacture and sell its products. In some instances, Arcosa relies on a limited number of suppliers for certain raw materials, parts, and components needed in its production.
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
The principal material used in Arcosa’s manufacturing segments is steel. Market steel prices may exhibit periods of volatility and increased steel prices could negatively impact demand for Arcosa's products. Steel prices may experience further volatility as a result of scrap surcharges assessed by steel mills, tariffs, and other market factors. Arcosa often uses contract-specific purchasing practices, supplier commitments, contractual price escalation provisions, and other arrangements with Arcosa’s customers to mitigate the effect of this volatility on Arcosa’s operating profits for the year. To the extent that Arcosa does not have such arrangements in place, a change in steel prices could materially lower Arcosa’s profitability. In addition, meeting production demands is dependent on Arcosa’s ability to obtain a sufficient amount of steel. An unanticipated interruption in Arcosa’s supply chain could have an adverse impact on both Arcosa’s margins and production schedules.
A part of the operations in Arcosa’s Construction Products segment includes the mining of natural aggregates and specialty materials reserves. The success and viability of these operations depend on the accuracy of Arcosa’s reserve estimates, the costs of production and the ability to economically distribute the natural aggregates and specialty materials. Estimates for natural aggregate and specialty materials reserves and for the costs of production of such reserves depend upon a variety of factors and assumptions, many of which involve uncertainties beyond Arcosa’s control, such as geological and mining conditions that may not be identifiable. In addition, Arcosa's success in recovering natural aggregates and specialty materials depends on the ability to secure new reserve locations and permits to mine such reserves in areas that make distribution of materials economically viable. Community engagement and maintaining good relations within the communities that we operate is important to retaining and securing permits. Inaccuracies in reserve estimates and production costs, and the inability to secure locations and permits for future operations could negatively affect our results of operations. The success and viability of Arcosa's recycled aggregates operation depends on Arcosa's success in procuring supply stock for processing recycled materials into recycled aggregates. The inability to maintain and secure locations and permits for recycled aggregates operations could negatively affect our results of operations.
Reductions in the availability of energy supplies or an increase in energy costs may increase Arcosa’s operating costs.
Arcosa uses electricity and various gases, including natural gas, at Arcosa’s manufacturing facilities and uses diesel fuel in vehicles to transport Arcosa’s products to customers and to operate its plant equipment. An outbreak or escalation of hostilities between the U.S. and any foreign power could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of natural gas or energy in general. Extreme weather conditions and natural occurrences such as hurricanes, tornadoes, and floods could result in varying states of disaster and a real or perceived shortage of petroleum and/or natural gas, including rationing thereof, potentially resulting in unavailability or an increase in natural gas prices, electricity prices, or other general energy costs. Speculative trading in energy futures in the world markets could also result in an increase in natural gas and general energy cost. Future limitations on the availability (including limitations imposed by increased regulation or restrictions on rail, road, and pipeline transportation of energy supplies) or consumption of petroleum products and/or an increase in energy costs, particularly natural gas for plant operations and diesel fuel for vehicles and plant equipment, could have an adverse effect upon our ability to conduct Arcosa’s business cost effectively.
The inability to hire and retain skilled or professional labor could adversely impact Arcosa’s operations.
Arcosa depends on professional labor across its businesses and skilled labor in the manufacture, maintenance, and repair of Arcosa’s products. Some of Arcosa’s facilities are located in areas where demand for skilled laborers may exceed supply. If Arcosa is unable to hire and retain these skilled laborers, including welders, Arcosa may be limited in its ability to maintain or increase production rates and could increase Arcosa’s labor costs.
Some of Arcosa’s employees belong to labor unions and strikes or work stoppages could adversely affect Arcosa’s operations.
Arcosa is a party to collective bargaining agreements with various labor unions at some of Arcosa’s operations in the U.S. and Canada and all of Arcosa’s operations in Mexico. Disputes with regard to the terms of these agreements or Arcosa’s potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages, or other slowdowns by the affected workers and Arcosa could experience a significant disruption of its operations and higher ongoing labor costs. In addition, Arcosa could face higher labor costs in the future as a result of severance or other charges associated with lay-offs, shutdowns, or reductions in the size and scope of its operations or difficulties of restarting Arcosa’s operations that have been temporarily shuttered.
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
Manufacturing and construction sites are inherently dangerous workplaces. Arcosa’s manufacturing sites often put Arcosa’s employees and others in close proximity with large pieces of mechanized equipment, moving vehicles, chemical and manufacturing processes, heavy products and other items, and highly regulated materials. As a result, Arcosa is subject to a variety of health and safety laws and regulations dealing with occupational health and safety. Unsafe work sites have the potential to increase employee turnover and raise Arcosa’s operating costs. Arcosa’s safety record can also impact Arcosa’s reputation. Arcosa maintains functional groups whose primary purpose is to ensure Arcosa implements effective work procedures throughout Arcosa’s organization and take other steps to ensure the health and safety of Arcosa’s work force, but there can be no assurances these measures will be successful in preventing injuries or violations of health and safety laws and regulations. Any failure to maintain safe work sites or violations of applicable health and safety standards and laws, including those related to COVID-19, could expose Arcosa to significant financial losses and reputational harm, as well as civil and criminal liabilities, any of which could have a material adverse effect on Arcosa’s business.
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
However, future events, such as changes in, or modified interpretations of, existing environmental laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards associated with the manufacture of Arcosa’s products and related business activities and properties, may give rise to additional compliance and other costs that could have a material adverse effect on Arcosa’s business, liquidity and financial condition, and results of operations. In 2021, Arcosa began operating an underground limestone mine in Pennsylvania, which involves unique potential environmental and safety risks and hazards inherent to underground mining operations. This may give rise to additional compliance and other costs that could have a material adverse effect on Arcosa's business, liquidity and financial condition, and results of operations.
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
Legislation and new rules to regulate emission of greenhouse gases (“GHGs”) has been introduced in numerous state legislatures, the U.S. Congress, and by the USEPA. Some of these proposals would require industries to meet new standards that may require substantial reductions in carbon emissions. There is also a potential for climate change legislation and regulation that could adversely impact the cost of certain manufacturing inputs, including the increased cost of energy and electricity. While Arcosa cannot assess the direct impact of these or other potential regulations, new climate change protocols could affect demand for its products and/or affect the price of materials, input factors, energy costs, and manufactured components.
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
The limited number of customers for certain of Arcosa’s products, the variable purchase patterns of Arcosa’s customers in all of its segments, the impact of inflation on principal raw material prices, including steel prices with respect to the order of new barges, and the timing of completion, delivery, and customer acceptance of orders may cause Arcosa’s revenues and income from operations to vary substantially each quarter, potentially resulting in significant fluctuations in its quarterly results.
Some of the markets Arcosa serves have a limited number of customers. The volumes purchased by customers in each of Arcosa’s business segments vary from year to year, and not all customers make purchases every year. Additionally, the inflationary pressures on principal raw material prices, like steel, may result in a delay in orders from Arcosa's customers, including but not limited to, a customer's decision to place or delay orders for new barges due to fluctuations in the price of steel. As a result, the order levels for Arcosa’s products have varied significantly from quarterly period to quarterly period in the past and may continue to vary significantly in the future. Therefore, Arcosa’s results of operations in any particular quarterly period may also vary. As a result of these quarterly fluctuations, Arcosa believes that comparisons of its sales and operating results between quarterly periods may not be meaningful and should not be relied upon as indicators of future performance.
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
Periods of impasse, deadlock, and last-minute accords may continue to permeate many aspects of U.S. governance, including federal government budgeting and spending, taxation, U.S. deficit spending and debt ceiling adjustments, and international commerce. Such periods could negatively impact U.S. domestic and global financial markets, thereby reducing customer demand for Arcosa’s products and services and potentially result in reductions in Arcosa’s revenues, increased price competition, or increased operating costs, any of which could adversely affect Arcosa’s business, liquidity and financial condition, and results of operations.
For example, Arcosa produces many of its products at its manufacturing facilities in Mexico. Arcosa’s business benefits from free trade agreements such as the United States-Mexico-Canada Agreement (“USMCA”). Potential developments, including failure to enforce the USMCA, potential changes or amendments to the agreement, governmental policies, and laws and regulations could adversely affect Arcosa’s existing production operations in Mexico and have a material adverse effect on Arcosa’s business, liquidity and financial condition, and results of operations.
Arcosa’s business is based in part on government-funded infrastructure projects and building activities, and any reductions or re-allocation of spending or related subsidies in these areas could have an adverse effect on us.
Certain of Arcosa’s businesses depend on government spending for infrastructure and other similar building activities. As a result, demand for some of Arcosa’s products is influenced by local, U.S. federal, and international government fiscal policies, tax incentives and other subsidies, and other general macroeconomic and political factors. Projects in which Arcosa participates may be funded directly by governments or privately-funded, but are otherwise tied to or impacted by government policies and spending measures.
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
A defect in materials or components from suppliers, our materials, or in the manufacturing of our products could result in product warranty and product liability claims, decrease demand for products, or materially harm existing or prospective customer relationships. These claims may require costly repairs or replacement and may include cost related to disassembly of our products and transportation of the products from the field to our facilities and returning the products to the customer, a change in our manufacturing processes, recall of previously manufactured products, or personal injury claims, which could result in significant expense and materially harm our existing or prospective customer relationships. Any of the foregoing could materially harm our business, liquidity and financial condition, and results of operations.
Insurance coverage could be costly, unavailable, or inadequate.
Arcosa is subject to potential liability for third-party claims alleging property damage and personal and bodily injury or death arising from the use of or exposure to Arcosa’s products, especially in connection with products Arcosa manufactures that Arcosa’s customers use to transport hazardous, flammable, toxic, or explosive materials. Arcosa’s businesses are subject to losses arising from property damages or losses from business interruption. As policies expire, premiums for renewed or new coverage may further increase and/or require that Arcosa increase its self-insured retention, deductibles, or overall limits. Arcosa maintains primary coverage and excess coverage policies for liability claims as well as property damage. An unusually large liability claim, property loss claim, business interruption claim, or a string of claims coupled with an unusually large damage award could exceed Arcosa’s available insurance coverage. Moreover, any accident or incident involving Arcosa’s businesses in general or Arcosa or Arcosa’s products specifically, even if Arcosa is fully insured, contractually indemnified, or not held to be liable, could negatively affect Arcosa’s reputation among customers and the public. The ability of Arcosa to insure against the risks described in this Item 1A is limited by the applicable insurance markets, which may be costly, unavailable or inadequate. Arcosa’s inability to secure adequate insurance could increase Arcosa’s risk exposure and operational expenses and disrupt the management of its business operations.
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
Arcosa relies on information technology infrastructure and architecture, including hardware, network including the cloud, software, people, and processes to provide useful and confidential information to conduct Arcosa’s business in the ordinary course. Any material failure, interruption of service, compromised data security, or cybersecurity threat could adversely affect Arcosa’s relations with suppliers and customers, place Arcosa in violation of confidentiality and data protection laws, rules, and regulations, and result in negative impacts to Arcosa’s market share, operations, and profitability. Arcosa will have to continually upgrade its infrastructure and applications, to reduce these risks. Security breaches in Arcosa’s information technology could result in theft, destruction, loss, misappropriation, or release of confidential data, trade secrets, or other proprietary or intellectual property that could adversely impact Arcosa’s future results.
Cybersecurity incidents, whether with Arcosa or a third party, could disrupt our business and result in the compromise of confidential information.
Our business is at risk from and may be impacted by information security incidents, including attempts to gain unauthorized access to our confidential data, ransomware, malware, phishing emails, and other electronic security events as well as unauthorized access to the confidential data, ransomware, malware, phishing emails, and other electronic security events involving third parties with which we do business. Such incidents can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. They can also result from internal compromises, such as human error, or malicious acts. While we employ several measures to prevent, detect, and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber event or that any third parties with which we do business will be successful in preventing a cyber event. There is increased risk related to remote working and the potential increased cybersecurity vulnerability related to remote work. Arcosa will have to continually upgrade its network infrastructure to reduce the risk of such cyber events. Cybersecurity incidents could disrupt our business and compromise confidential information belonging to us and third parties.
Repercussions from terrorist activities or armed conflict could harm Arcosa’s business.
Terrorist activities, anti-terrorist efforts, and other armed conflict involving the U.S. or its interests abroad may adversely affect the U.S. and global economies, potentially preventing Arcosa from meeting its financial and other obligations by negatively affecting the industries in which Arcosa operates. This could result in delays in or cancellations of the purchase of Arcosa’s products or shortages in raw materials, parts, or components.
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
Arcosa’s ESG efforts may be costly or may not meet the public sentiments of our stockholders and others with respect to our ESG practices and related public disclosures.
Arcosa has been proactive in integrating its ESG initiatives into its long-term strategy. The subjective nature and wide variety of frameworks and methods used by our stockholders and others to assess Arcosa’s ESG strategy and progress; diversity, equity, and inclusion ("DEI") initiatives; and heightened governance standards could result in a negative perception by our stockholders or misrepresentation of Arcosa’s ESG goals and progress. Arcosa’s inability to achieve satisfactory progress on its ESG initiatives, like climate change related initiatives, reduced emissions, DEI efforts, and improved safety, on a timely basis, or at all, or to meet the ESG criteria of our stockholders and others could adversely affect Arcosa’s business, liquidity and financial condition, results of operations, cash flows, and stock price.
Risks Related to Arcosa Common Stock.
Arcosa’s stock price may fluctuate significantly.
We cannot predict the prices at which shares of Arcosa common stock may trade. The trading and market price of Arcosa common stock may fluctuate significantly due to a number of factors, some of which may be beyond Arcosa’s control, including: Arcosa’s quarterly or annual earnings, or those of other companies in its industry; actual or anticipated fluctuations in Arcosa’s operating results; changes in earnings estimates by securities analysts or Arcosa’s ability to meet those estimates; Arcosa’s ability to meet its forward-looking guidance; the operating and stock price performance of other comparable companies; overall market fluctuations and domestic and worldwide economic conditions; and other factors described in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
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
In addition, investors may have difficulty accurately valuing Arcosa common stock resulting from difficulty in finding comparable companies and accurately valuing Arcosa common stock, which may cause the trading price of Arcosa common stock to fluctuate.
Future sales by us or our existing stockholders may cause our stock price to decline.
Any transfer or sales of substantial amounts of our common stock in the public market or the perception that such transfer or sales might occur may cause the market price of our common stock to decline, particularly when our trading volumes are low. As of January 14, 2022, we had a total of 48.3 million shares of our common stock issued and outstanding.

Arcosa cannot guarantee the timing, amount, or payment of dividends on its common stock.
The timing, declaration, amount, and payment of future dividends to Arcosa’s stockholders falls within the discretion of Arcosa’s Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, such as Arcosa’s financial condition, earnings, capital requirements, debt service obligations, covenants related to our debt service obligations, industry practice, legal requirements, regulatory constraints, access to the capital markets, and other factors that the Board of Directors deems relevant. Arcosa cannot guarantee that it will continue to pay any dividend in the future.
Stockholders’ percentage of ownership in Arcosa may be diluted in the future.
Stockholders’ percentage ownership in Arcosa may be diluted because of equity issuances for acquisitions, capital market transactions, or otherwise, including, without limitation, equity awards that Arcosa grants to its directors, officers, and employees.
In addition, Arcosa’s restated certificate of incorporation authorizes Arcosa to issue, without the approval of Arcosa’s stockholders, one or more classes or series of preferred stock having such designation, powers, preferences, and relative, participating, optional, and other special rights, including preferences over Arcosa common stock respecting dividends and distributions, as Arcosa’s Board of Directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the residual value of Arcosa common stock.
Certain provisions in Arcosa’s restated certificate of incorporation and amended and restated bylaws ("Arcosa’s Governing Documents"), and of Delaware law, may prevent or delay an acquisition of Arcosa, which could decrease the trading price of the common stock.
Arcosa’s Governing Documents and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with Arcosa’s Board of Directors rather than to attempt a hostile takeover.
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
Arcosa’s Governing Documents contain exclusive forum provisions that could limit an Arcosa stockholder’s ability to choose a judicial forum that it finds favorable for certain disputes with Arcosa or its directors, officers, stockholders, employees, or agents, and may discourage lawsuits with respect to such claims.
Arcosa’s Governing Documents provide that unless the Board of Directors otherwise determines, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of Arcosa, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder, employee, or agent of Arcosa to Arcosa or Arcosa’s stockholders, (iii) any action asserting a claim against Arcosa or any director, officer, stockholder, employee, or agent of Arcosa arising out of or relating to any provision of the DGCL or Arcosa’s restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against Arcosa or any director, officer, stockholder, employee or agent of Arcosa governed by the internal affairs doctrine. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for such disputes and may discourage these types of lawsuits.
Risks Related to the Separation.
Trinity may fail to perform under various transaction agreements that were executed as part of the Separation.
Third parties could seek to hold Arcosa responsible for liabilities that Trinity has agreed to retain under the separation and distribution agreement and other agreements, and there can be no assurance that the indemnity from Trinity will be sufficient to protect Arcosa against the full amount of such liabilities, or that Trinity will be able to fully satisfy its indemnification obligations. In addition, Trinity’s insurers may attempt to deny coverage to Arcosa for liabilities associated with certain occurrences of indemnified liabilities prior to the Separation. Trinity or its insurer's failure to perform under the separation and distribution agreements could result in substantial losses to Arcosa.
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
Under the tax matters agreement between Trinity and Arcosa, Arcosa may be required to indemnify Trinity against any taxes imposed on Trinity that arise from the failure of the distribution to qualify as tax-free for U.S. federal income tax purposes within the meaning of Section 355 of the Code or the failure of certain related transactions to qualify for tax-free treatment. Such tax amounts could be significant, and Arcosa’s exposure through its indemnification obligations under the tax matters agreement not being subject to any cap could be significant.
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
Arcosa’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The significant accounting policies, together with the other notes that follow, are an integral part of the financial statements. Some of these policies require the use of estimates and assumptions that may affect the reported value of Arcosa’s assets or liabilities and financial results and require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. Accounting standard setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board, the SEC, and Arcosa’s independent registered public accounting firm) may amend or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be difficult to predict and can materially impact how Arcosa records and reports its financial condition and results of operations. In some cases, Arcosa could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. For a further discussion of some of Arcosa’s critical accounting policies and standards and recent accounting changes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” and Note 1 “Overview and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements.
Litigated disputes and other claims could increase Arcosa’s costs and weaken Arcosa’s liquidity and financial condition.
Arcosa is currently, and may from time to time be, involved in various claims or legal proceedings arising out of Arcosa’s operations. Adverse judgments and outcomes in some or all of these matters could result in significant losses and costs that could weaken Arcosa’s liquidity and financial condition. Although Arcosa maintains reserves for its probable and reasonably estimable liability, Arcosa’s reserves may be inadequate to cover its portion of claims or final judgments after taking into consideration rights in indemnity and recourse under insurance policies or to third parties as a result of which there could be a material adverse effect on Arcosa’s business, liquidity and financial condition, and results of operations. See Note 15 “Commitments and Contingencies” for additional information on the Company’s current litigation.
The use of social and other digital media (including websites, blogs and newsletters) to disseminate negative, false, misleading and/or unreliable or inaccurate data and information about our Company could create unwarranted volatility in our stock price and losses to our stockholders and could adversely affect our reputation, products, business, and operating results.
Investors may rely on social and other digital media to receive news, data, and information about the Company. Social and other digital media can be used by anyone to publish data and information without regard for factual accuracy. The use of social and other digital media to publish inaccurate, offensive, and disparaging data and information may influence the public’s inability to distinguish what is true and accurate and could obstruct an effective and timely response to correct inaccuracies or falsifications. Such use of social and other digital media could result in negative unsubstantiated claims concerning the Company in general, our products, or our reputation which could reflect negatively on our Company and/or employees, and potentially having a material adverse effect on our business, liquidity and financial condition, and results of operations.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Arcosa’s corporate headquarters is located in Dallas, Texas. We principally operate in various locations throughout the U.S. and in Mexico. Our facilities are considered to be in good condition, well maintained, and adequate for our purposes. Information about the total square footage of our facilities as of December 31, 2021 is as follows:

	Approximate Square Feet(1)		Approximate Square Feet Located In(1)
	Owned	Leased	U.S.	Non-U.S.
Construction Products	781,400	163,000	937,600	6,800
Engineered Structures	2,578,800	317,000	1,710,900	1,184,900
Transportation Products	1,603,900	116,300	1,720,200	—
Corporate	—	24,600	24,600	—
	4,964,100	620,900	4,393,300	1,191,700
(1) Excludes non-operating facilities.
Our estimated weighted average production capacity utilization for the twelve-month period ended December 31, 2021 is reflected by the following percentages:

Production Capacity Utilized(1)
Construction Products(2)	70%
Engineered Structures	65%
Transportation Products	35%
(1) Excludes non-operating facilities.
(2) Includes processing facilities, quarries, and mines.

Mineral Reserves - Overview
Information concerning the Company’s mining properties has been prepared in accordance with the requirements of Subpart 1300 of Regulation S-K (“S-K 1300”), which first became applicable to the Company for the fiscal year ended December 31, 2021. These requirements differ from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, S-K 1300 requires the Company to disclose its mineral resources in addition to its proven and probable mineral reserves, as of the end of their most recently completed fiscal year both in the aggregate and for each of their individually material mining properties. As of December 31, 2021, the Company did not have any individually material mining properties.
The terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve,” and “probable mineral reserve,” whether singular or plural, are defined and used in accordance with S-K 1300. Under S-K 1300, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person that the mineral resources can be the basis of an economically viable project.
The Company’s estimates of mineral reserves and mineral resources are determined internally by competent professionals, including engineers and geologists. These estimates are based on geologic data, mineral ownership information, and current or proposed operating plans. Our mineral reserves are proven and probable reserves that could be economically and legally extracted or produced at the time of the reserve determination, considering grade and quality of the minerals and all material modifying factors. These estimates are periodically updated to reflect past mining production, updated mine plans, new exploration information, and other geologic or mining data. Acquisitions or dispositions of mining properties will also change these estimates. Changes in mining or processing methods may increase or decrease the recovery basis for the estimates. The ability to update or modify the estimates of our mineral reserves is restricted to competent geologists and mining engineers and material modifications are documented. Our estimates of mineral reserves and mineral resources, and supporting information, have been assessed by the John T. Boyd Company, a qualified person, which is unaffiliated with the Company and conforms to the requirements under S-K 1300 for qualified persons.

Mining Properties
During the year ended December 31, 2021, we produced 29.7 million tons of natural aggregates and specialty materials from our mining and processing operations located in the United States and Canada, all of which, we believe, have adequate road and/or railroad access. The Company reports its mining operations primarily through the following commodity groupings:
Natural Aggregates – includes operations which specialize in the production of sand, gravel, limestone, and stabilized material. Our aggregates operations are grouped into the “Texas” (including Arkansas and Oklahoma) and “All Other” geographic regions and shipments from an individual quarry or stationary crushing location are generally limited in geographic scope because the cost of transportation to customers is high relative to the value of the product itself.
Specialty Materials – includes operations which produce lightweight aggregates, select natural aggregates, and milled or processed specialty building products and agricultural products. Since specialty materials have a much wider, multi-state distribution area due to their higher value relative to their distribution costs as compared to natural aggregates, we do not group our specialty materials operations by geographic region.
Our active operations as of December 31, 2021 included 48 that produce and distribute natural aggregates and 13 that produce, process, and distribute specialty materials. In addition to our active operations, we control interests in 22 inactive and greenfield (undeveloped) mining properties. We also own and operate recycled aggregates (i.e., recycled concrete products) facilities which are not dependent on mineral reserves.
The following map illustrates the locations of our active mining operations as of December 31, 2021, excluding stand-alone processing facilities.

(1)
(1)
Natural Aggregates – natural sand, gravel, and limestone base, stabilized sand
Specialty Materials – Shale and clay expanded and hardened in a rotary kiln, gypsum, anhydrite, and limestone
(1) – Includes multiple operations within a small geographic area.

The following table summarizes, by major commodity group and geographic region, the status for our mining properties as of December 31, 2021:

	Number of Properties
	Producing	Inactive	Total
Natural aggregates:
Texas	24	10	34
All other	24	7	31
	48	17	65
Specialty materials	13	5	18
	61	22	83
Our active mining operations include 60 surface mines and one underground mine. The operations extract materials from surficial or near-surface alluvial and bedrock deposits. Mining methods utilized at our surface operations include conventional truck/shovel excavation and dredge mining. Our single underground mine in Pennsylvania utilizes mechanized room-and-pillar mining methods.
Processing operations to produce sand and gravel and crushed stone consist of mechanized crushing, washing, and sizing. Stabilized sand is mixed in a pug mill. Specialty materials may be subjected to additional processing – such as milling and grinding, roasting (in kilns), and/or pelletizing – depending on the product specifications. The following table summarizes, by major commodity group, the annual production history over the preceding three years for our mining properties:

	Annual Production (million tons)
	2019	2020	2021
Natural aggregates	9.8	14.5	24.4
Specialty materials	6.3	5.3	5.3
	16.1	19.8	29.7
Our ownership or leasehold interest in our mining properties – both active and undeveloped – is 100%. Rights to mine the properties is controlled through our ownership in fee and/or long-term lease agreements with third parties.
Our mining operations are subject to a wide range of laws, ordinances, and regulations and require various governmental approvals and permits. Federal, state, and local authorities regulate the operations with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water quality standards, plant and wildlife protection, the reclamation and restoration of mining properties after mining has been completed, the discharge of materials into the environment, surface subsidence from underground mining, and the effects of mining on groundwater quality and availability. We have obtained all material permits currently required to conduct our present mining operations.
Mineral Reserves
We controlled an estimated 1.2 billion tons of mineral reserves as of December 31, 2021. Reported mineral reserves include only quantities that are owned in fee or under lease – approximately 514 million tons or 42% are located on owned land and 704 million tons or 58% are located on leased land.
Our mineral reserves, on average, represent approximately 30 years at current production levels within the natural aggregates business and over 90 years at current production levels within the specialty materials business. However, certain operations may have more limited reserves and may not be able to expand. Approximately 1 billion tons or 81% of the reported mineral reserves are attributable to active mining operations.

As of December 31, 2021, the Company’s estimated proven and probable mineral reserves by major commodity group and geographic region are as follows:

	Estimated Mineral Reserves (million tons)
	Proven	Probable	Total	Owned	Leased
Natural aggregates:
Texas	188.7	20.8	209.5	71%	29%
All other	222.9	295.2	518.1	8%	92%
	411.6	316.0	727.6	26%	74%
Specialty materials	359.0	131.6	490.6	66%	34%
	770.6	447.6	1,218.2	42%	58%
Quantities of mineral reserves were estimated from geologic analysis of exploration results and the application of economic and mining parameters appropriate to the individual deposits. Estimated mineral reserves have been adjusted to account for anticipated process dilutions and losses during mining and processing involved in producing saleable products. Economic viability of the reported mineral reserves has been demonstrated using three-year trailing average product prices on a per-property basis.
Mineral Resources
We controlled an estimated 127.5 million tons of mineral resources as of December 31, 2021, exclusive of our reported mineral reserves. The following table summarizes our mineral resources by major commodity group and geographic region as of December 31, 2021:

	Estimated Mineral Resources (million tons)
	Measured	Indicated	Inferred	Total
Natural aggregates:
Texas	—	4.0	20.0	24.0
All other	—	11.7	10.8	22.5
	—	15.7	30.8	46.5
Specialty materials	22.8	—	58.2	81.0
	22.8	15.7	89.0	127.5
Our inferred mineral resources have been estimated on the basis of limited geologic evidence. Mineral resources, that are not mineral reserves, do not have a demonstrated economic viability at this time; however, of the 89.0 million tons of inferred mineral resources, 43.9 million tons or 49% are attributable to 10 active mining operations.

Item 3. Legal Proceedings.
See Note 15 of the Consolidated Financial Statements regarding legal proceedings.

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
Holders
At December 31, 2021, we had 1,171 record holders of common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these recordholders.
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
The following graph compares the Company's cumulative total stockholder return from November 1, 2018 (beginning of “regular-way” trading) through December 31, 2021 with the S&P Small Cap 600 Index and the S&P Small Cap 600 Construction & Engineering Industry Index. The data in the graph assumes $100 was invested in each index at the closing price on November 1, 2018 and assumes the reinvestment of dividends.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100
Index Value
225
200
175
150
125
100
75
11/01/18
12/31/18
12/31/19
12/31/20
12/31/21
Arcosa, Inc.
S&P Small Cap 600 Index
S&P Small Cap 600 Construction & Engineering Industry Index

Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

	11/1/2018	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Arcosa, Inc.	$100	$101	$163	$202	$194
S&P Small Cap 600 Index	$100	$88	$107	$120	$152
S&P Small Cap 600 Construction & Engineering Industry Index	$100	$87	$115	$132	$190

Issuer Purchases of Equity Securities
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended December 31, 2021:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2021 through October 31, 2021	722	$51.86	—	$40,625,892
November 1, 2021 through November 30, 2021	703	$56.40	—	$40,625,892
December 1, 2021 through December 31, 2021	6,386	$51.39	—	$40,625,892
Total	7,811	$51.88	—	$40,625,892
(1)     These columns include the surrender to the Company of 7,811 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)     In December 2020, the Company’s Board of Directors authorized a new $50 million share repurchase program effective January 1, 2021 through December 31, 2022 to replace a program of the same amount that expired on December 31, 2020.

Item 6. Reserved.

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
•Results of Operations
•Liquidity and Capital Resources
•Contractual Obligations and Commercial Commitments
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
•Forward-Looking Statements
Our MD&A should be read in conjunction with our Consolidated Financial Statements and related Notes in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

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
Potential Impact of COVID-19 on our Business
Our highest priority is the health and safety of our employees and communities. We are committed to safety across our operations. Our businesses support critical infrastructure sectors and our plants have continued to operate throughout the COVID-19 pandemic. If one or more of Arcosa’s facilities become subject to governmental ordered closure, voluntary temporary closure, closure from a COVID-19 outbreak within the facility, or other COVID-19 related reason the business, liquidity and financial condition, and results of operations for Arcosa could be adversely affected.
The COVID-19 pandemic has disrupted global trade, commerce, financial and credit markets, and daily life throughout the world. The extent to which the COVID-19 pandemic impacts our business, liquidity and financial condition, and results of operations will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business, and individuals’ actions taken in response to the pandemic; the impact of the pandemic on economic activity, and actions taken in response; the effect on our customers and customer demand for our products and services; our ability to sell and provide our products and services; if key personnel are unable to perform their duties or have limited availability; the number of employees who contract or are directly exposed to COVID-19 and their availability to work in our plants and facilities; the ability to retain employees; the ability of our customers to pay for our products and services; any disruption in our supply chain; the ability to procure personal protective equipment; the availability of COVID-19 testing supplies; our ability to continue operations in compliance with COVID-19 related regulations; any closures of our and our customers’ facilities; increased cybersecurity and IT infrastructure risks; the impact on the health and safety of our employees; the impact on the demand for commodities served by our products and services; the impact of new COVID-19 variants; and the pace of recovery when the COVID-19 pandemic subsides, as well as, the response to a potential reoccurrence.
We strive to continuously improve our procedures, processes, and management systems regarding employee health and safety. The continuance of the COVID-19 pandemic has highlighted the critical importance of focusing on the health and wellness of our employees. We have followed the federal, state, and local guidelines governing our facilities and shared best practices across the organization, with the goal of protecting our employees and communities. We continue to monitor and implement guidelines and best practices for COVID-19 mitigation procedures.

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
Market Outlook
•Within our Construction Products segment, we have experienced better than anticipated construction demand since the outbreak of the COVID-19 pandemic as construction activity in Texas has remained resilient, when seasonal weather conditions have been normal, and other states have reopened for business. We did experience a softening of demand for our specialty materials and shoring products businesses beginning in 2020 following the outbreak. Our shoring products business and lightweight aggregates business within specialty materials recovered to pre-pandemic demand levels in 2021, while other areas of specialty materials have shown signs of improvement. The outlook for public and private construction activity has improved as expectations for U.S. economic growth have increased following the roll-out of vaccines and associated re-opening of the economy, but the environment continues to be uncertain.
•Within our Engineered Structures segment, our backlog as of December 31, 2021 provides a healthy level of production visibility into 2022. Our customers remain committed to taking delivery of these orders. In utility structures, order and inquiry activity continues to be strong, as customers remain focused on grid hardening and reliability initiatives. The demand outlook for traffic and telecom structures also remains positive. In the third quarter, we received wind tower orders of $174 million providing a base level of production visibility for 2022. Long-term expectations for the wind industry are favorable; however, uncertainty pertaining to the level of PTC support and high steel prices are negatively impacting near-term expectations. In the fourth quarter, we idled our Clinton, Illinois wind tower facility in anticipation of lower volumes in 2022. Order and inquiry activity in the storage tank business is very strong, after taking a pause initially at the onset of COVID-19 as certain customers deferred new tank installations.
•Within our Transportation Products segment, our backlog for inland barges as of December 31, 2021 is $92.7 million, approximately 73% lower than the backlog level at first quarter 2020 during the onset of the pandemic and provides a low base level of production visibility into 2022. Our customers remain committed to taking delivery of these orders. Barge order levels fell sharply in the second and third quarters of 2020 at the onset of the pandemic and remained low throughout 2021. Utilization levels and market conditions for our liquid barge customers improved throughout 2021 as demand for refined products improved, U.S. refinery utilization rates increased, and oil prices recovered, but remained below pre-pandemic levels. The underlying fundamentals for a dry barge replacement cycle remain in place as the fleet continues to age, new builds have not kept pace with scrapping, and utilization rates are high. However, a sharp and sustained increase in steel prices since the end of 2020 negatively impacted new order levels in 2021 and the near-term outlook for dry barge demand. To align with lower expected production levels in 2022, we have reduced our capacity in our two active barge operating plants and completed the idling of our Madisonville, Louisiana facility in the fourth quarter of 2021 to further reduce our cost structure. We continue to remain flexible to allow time for fundamentals to recover. Demand for steel components, which was softening pre-COVID-19 due to a weakening North American rail transportation market, remains depressed but is showing early signs of recovery as the outlook for the new railcar market is improving.
Executive Overview
Financial Operations and Highlights
•Revenues for the year ended December 31, 2021 increased 5.2% to $2.0 billion compared to the year ended December 31, 2020 due to higher revenues in Construction Products and Engineered Structures partially offset by decreased volumes in Transportation Products.
•Operating profit for the year ended December 31, 2021 of $107.3 million decreased $44.5 million compared to the year ended December 31, 2020 as increased volumes in Construction Products and improved margins in our storage tank and utility structures businesses in Engineered Structures were offset by a $48.2 million decrease in Transportation Products related to lower volumes and margins.

•Selling, general, and administrative expenses increased by 14.7% for the year ended December 31, 2021, when compared to the prior year largely due to additional costs from acquired businesses in Construction Products and higher legal and acquisition and integration related expenses in corporate costs.
•The effective tax rate for the year ended December 31, 2021 was 16.7% compared to 22.9% for the year ended December 31, 2020. See Note 10, “Income Taxes” to the Consolidated Financial Statements.
•Net income for the year ended December 31, 2021 was $69.6 million compared with $106.6 million for the year ended December 31, 2020.
Unsatisfied Performance Obligations (Backlog)
As of December 31, 2021 and 2020 our backlog of firm orders was as follows:

	December 31, 2021	December 31, 2020
	(in millions)
Engineered Structures:
Utility, wind, and related structures	$437.5	$334.0
Storage tanks	$22.0	$15.6

Transportation Products:
Inland barges	$92.7	$175.5
Approximately 90% of the unsatisfied performance obligations for utility, wind, and related structures in our Engineered Structures segment are expected to be delivered during 2022, with the remainder expected to be delivered during 2023. Substantially all of the unsatisfied performance obligations for storage tanks in our Engineered Structures segment are expected to be delivered during 2022. Substantially all of the unsatisfied performance obligations for inland barges in our Transportation Products segment are expected to be delivered during 2022.

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
Overall Summary
Revenues

	Year Ended December 31,			Percent Change
	2021	2020	2019	2021 versus 2020	2020 versus 2019
	($ in millions)
Construction Products	$796.8	$593.6	$439.7	34.2%	35.0%
Engineered Structures	934.1	877.7	836.6	6.4	4.9
Transportation Products	305.6	466.5	465.7	(34.5)	0.2
Segment Totals before Eliminations	2,036.5	1,937.8	1,742.0	5.1	11.2
Eliminations	(0.1)	(2.2)	(5.1)
Consolidated Total	$2,036.4	$1,935.6	$1,736.9	5.2	11.4

2021 versus 2020
•Revenues increased by 5.2%.
•Revenues from our Construction Products segment increased primarily due to higher natural and recycled aggregates volumes from acquired businesses as well as in our legacy natural aggregates business.
•In our Engineered Structures segment, revenues increased primarily due to increased pricing in all product lines driven by higher steel prices and higher volumes in utility structures and U.S. storage tanks.

•Revenues from our Transportation Products segment decreased primarily due to lower volumes in our inland barge business.
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

	Year Ended December 31,			Percent Change
	2021	2020	2019	2021 versus 2020	2020 versus 2019
	(in millions)
Construction Products	$713.6	$518.9	$387.0	37.5%	34.1%
Engineered Structures	846.1	797.5	735.9	6.1	8.4
Transportation Products	299.2	411.9	418.9	(27.4)	(1.7)
Segment Totals before Eliminations and Corporate Expenses	1,858.9	1,728.3	1,541.8	7.6	12.1
Corporate	70.3	57.7	47.3	21.8	22.0
Eliminations	(0.1)	(2.2)	(5.1)
Consolidated Total	$1,929.1	$1,783.8	$1,584.0	8.1	12.6

Depreciation, depletion, and amortization	$144.3	$114.5	$85.8	26.0	33.4

2021 versus 2020
•Operating costs increased 8.1%.
•Cost of revenues for Construction Products increased primarily due to higher volumes from acquired businesses, including the cost impact of the fair market value write-up of acquired inventory and additional depreciation, depletion, and amortization expense.
•Cost of revenues for Engineered Structures increased primarily due to higher volumes in our utility structures business, as well as higher steel prices.
•Cost of revenues for Transportation Products decreased primarily due to lower volumes in our inland barge business.
•Depreciation, depletion, and amortization increased primarily due to the acquisition of StonePoint and other recent acquisitions, including the fair value mark up of long-lived assets.
•As a percentage of revenue, selling, general, and administrative expenses for the year ended December 31, 2021 was 12.6% compared to 11.5% for the year ended December 31, 2020. The increase is largely due to additional costs from acquired businesses in Construction Products and higher corporate costs due to a legal settlement in the fourth quarter and higher acquisition-related transaction and integration costs.

2020 versus 2019
•Operating costs increased 12.6%.
•The increase in our Construction Products segment was primarily due to higher volumes from the acquired Cherry business.
•Operating costs for the Engineered Structures segment increased primarily due to higher volumes in utility structures and sales from our acquired traffic and telecom structures businesses.
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
Operating Profit (Loss)

	Year Ended December 31,			Percent Change
	2021	2020	2019	2021 versus 2020	2020 versus 2019
	(in millions)
Construction Products	$83.2	$74.7	$52.7	11.4%	41.7%
Engineered Structures	88.0	80.2	100.7	9.7	(20.4)
Transportation Products	6.4	54.6	46.8	(88.3)	16.7
Segment Totals before Eliminations and Corporate Expenses	177.6	209.5	200.2	(15.2)	4.6
Corporate	(70.3)	(57.7)	(47.3)	21.8	22.0
Consolidated Total	$107.3	$151.8	$152.9	(29.3)	(0.7)

2021 versus 2020
•Operating profit decreased 29.3%.
•Operating profit in Construction Products increased primarily due to increased volumes from recently acquired business and in our legacy businesses.
•Operating profit in Engineered Structures increased primarily due to increased volumes in our utility structures business and improved margins in our storage tank business, partially offset by lower wind tower volumes.
•Operating profit in Transportation Products decreased primarily due to lower barge volumes and declines in operational efficiencies from reduced capacity utilization.
2020 versus 2019
•Our operating profit flat year over year.
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
Other Income and Expense
Other, net (income) expense consists of the following items:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Interest income	$—	$(0.4)	$(1.4)
Foreign currency exchange transactions	0.6	3.6	1.5
Other	(0.3)	(0.2)	(0.8)
Other, net (income) expense	$0.3	$3.0	$(0.7)

•Other, net expense due to foreign currency exchange transactions increased by $2.1 million in 2020 primarily driven by the volatility in the U.S. dollar to Mexican peso exchange rate throughout 2020 which largely stabilized in 2021.
Income Taxes
The income tax provision for the years ended December 31, 2021, 2020, and 2019 was $14.0 million, $31.6 million, and $33.5 million, respectively. The effective tax rate for the years ended December 31, 2021, 2020, and 2019 was 16.7%, 22.9%, and 22.8%, respectively. The effective tax rates differ from the federal tax rate of 21.0% due to the impact of state income taxes, excess tax benefits related to equity compensation, and the impact of foreign tax benefits. The reduction in our effective tax rate for the year ended December 31, 2021 was largely due to true-ups of apportionment rates impacting prior year state current and deferred taxes. For a reconciliation of the federal tax rate to our effective tax rate, see Note 10 of the Notes to Consolidated Financial Statements.
In response to the COVID-19 pandemic, on March 27, 2020 the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes certain tax relief and benefits that may impact the Company. Approximately $15 million of federal and state income tax payments deferred during the first half of 2020 were paid during the third quarter of 2020. As of December 31, 2021, the Company has deferred $5.4 million in payroll-related taxes in accordance with the provisions of the CARES Act that we expect to pay during the year ended December 31, 2022.
See Note 10 of the Notes to Consolidated Financial Statements for a further discussion of income taxes.

Segment Discussion
Construction Products

	Year Ended December 31,			Percent Change
	2021	2020	2019	2021 versus 2020	2020 versus 2019
	($ in millions)
Revenues:
Aggregates and specialty materials	$711.6	$529.4	$364.7	34.4%	45.2%
Construction site support	85.2	64.2	75.0	32.7	(14.4)
Total revenues	796.8	593.6	439.7	34.2	35.0

Operating costs:
Cost of revenues	623.7	449.7	342.2	38.7	31.4
Selling, general, and administrative expenses	89.9	68.4	44.8	31.4	52.7
Impairment charge	—	0.8	—
Operating profit	$83.2	$74.7	$52.7	11.4	41.7

Depreciation, depletion, and amortization	$88.7	$60.1	$38.0	47.6	58.2

2021 versus 2020
•Revenues increased 34.2% primarily due to StonePoint and other recent acquisitions, which on a combined basis increased segment revenues by approximately 25%. The additional increase in revenues was driven by strong demand for construction aggregates despite numerous weather-related challenges in the first half of the year, partially offset by reduced shipments to oil and gas markets. Revenues from our trench shoring business increased 32.7%, above pre-pandemic levels, due to higher steel prices and improved demand conditions as COVID-related construction delays improved.
•Cost of revenues increased 38.7% due to higher volumes from the acquired businesses and strong demand in our legacy businesses. Cost of revenues also increased due to a $4.7 million increase in the amortization of the fair value mark up of acquired inventory as well as higher depreciation, depletion, and amortization expense from acquired businesses. As a percent of revenues, cost of revenues in our legacy businesses, excluding depreciation, depletion, and amortization, were mostly in line with the prior year despite higher fuel prices and other inflationary-related increases.
•Selling, general, and administrative expenses increased 31.4% due to additional costs from acquired businesses. As a percentage of revenues, selling, general, and administrative costs in the legacy businesses declined as legacy costs were substantially unchanged from the previous year.
•Operating profit increased by 11.4%, driven by increased volumes in the second half of the year which offset the impact of Winter Storm Uri in the first quarter, and excessive rainfall in the second quarter. Excluding the impact of the fair value mark up of acquired inventory and the impairment charge recognized in the prior year, operating profit increased approximately 15%.
•Depreciation, depletion, and amortization expense increased primarily due to StonePoint and other recently acquired businesses along with the associated fair value mark up of acquired long-lived assets.
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
•Operating profit increased 41.7% outpacing the increase in revenues.
•Depreciation, depletion, and amortization expense increased primarily due to the acquired Cherry business.

Engineered Structures

	Year Ended December 31,			Percent Change
	2021	2020	2019	2021 versus 2020	2020 versus 2019
	($ in millions)
Revenues:
Utility, wind, and related structures	$717.9	$695.2	$625.4	3.3%	11.2%
Storage tanks	216.2	182.5	211.2	18.5	(13.6)
Total revenues	934.1	877.7	836.6	6.4	4.9

Operating costs:
Cost of revenues	769.2	721.8	670.6	6.6	7.6
Selling, general, and administrative expenses	74.0	74.4	65.3	(0.5)	13.9
Impairment charge	2.9	1.3	—
Operating profit	$88.0	$80.2	$100.7	9.7	(20.4)

Depreciation and amortization	$33.1	$31.5	$27.9	5.1	12.9

2021 versus 2020
•Revenues increased 6.4% due to increased pricing across all product lines due to higher steel prices, higher volumes in utility structures, and the full year impact of the acquired traffic and telecom structures businesses. Revenue increases were partially offset by lower wind tower volumes due, in part, to the temporary idling of a facility earlier in the year. Revenues also increased due to the recognition of $7.7 million of revenue in the second quarter related to a one-time resolution of a customer dispute from 2019 in our wind towers business. The associated towers were removed from backlog in 2020 and we continue to have a good commercial relationship with this customer.
•Cost of revenues increased 6.6% driven by higher steel prices and increased volumes in our utility structures, partially offset by lower wind tower volumes. Cost of revenues were reduced by a gain of $3.9 million recognized on the sale of a non-operating facility in the first quarter.
•Selling, general, and administrative expenses were substantially unchanged.
•Operating profit increased by 9.7% primarily due to increased volumes in our utility structures business and improved margins in our storage tank and utility structures businesses, a one-time resolution of a customer dispute, and the gain on the sale of a non-operating facility. This increase was partially offset by lower wind tower volumes and Winter Storm Uri that impacted production in our Texas and Oklahoma plants for approximately one week in the first quarter.
2020 versus 2019
•Revenues increased 4.9%, driven primarily by higher volumes in utility structures and sales from our acquired traffic and telecom structures businesses, partially offset by lower steel prices in utility structures and reduced volumes and pricing in our wind towers and storage tank businesses. The lower volumes in our wind towers business was partially due to a temporary idling of one of our facilities in the fourth quarter to invest in a planned product changeover.
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
Unsatisfied Performance Obligations (Backlog)
As of December 31, 2021, the backlog for utility, wind, and related structures was $437.5 million compared to $334.0 million as of December 31, 2020. Approximately 90% of the unsatisfied performance obligations for our utility, wind, and related structures are expected to be delivered during the year ending December 31, 2022, with the remainder expected to be delivered during the year ended 2023. Future wind tower orders are subject to uncertainty as PTC eligibility for existing wind farm projects is currently in a phase-out period that extends until 2025, and there is currently no PTC in place for new wind farm projects commencing in 2022 or beyond. Pricing of orders and individual order quantities reflect a market transitioning from PTC incentives. As of December 31, 2021, the backlog for our storage tanks in our Engineered Structures segment was $22.0 million, all of which is expected to be delivered during the year ending December 31, 2022.

Transportation Products

	Year Ended December 31,			Percent Change
	2021	2020	2019	2021 versus 2020	2020 versus 2019
	($ in millions)
Revenues:
Inland barges	$215.7	$378.3	$293.9	(43.0)%	28.7%
Steel components	89.9	88.2	171.8	1.9	(48.7)
Total revenues	305.6	466.5	465.7	(34.5)	0.2

Operating costs:
Cost of revenues	277.4	384.3	396.8	(27.8)	(3.2)
Selling, general, and administrative expenses	21.8	22.6	22.1	(3.5)	2.3
Impairment charge	—	5.0	—
Operating profit	$6.4	$54.6	$46.8	(88.3)	16.7

Depreciation and amortization	$17.8	$18.0	$16.3	(1.1)	10.4

2021 versus 2020
•Revenues decreased 34.5%. Revenues from inland barges decreased 43.0% due to lower tank and hopper barge deliveries as demand has weakened from the COVID-19 pandemic and increased steel prices. Steel component revenues increased slightly due to increased deliveries as the North American railcar market shows signs of recovery.
•Cost of revenues decreased by 27.8%, driven by lower barge volumes.
•Selling, general, and administrative expenses decreased due to lower compensation costs.
•Operating profit decreased by 88.3% due to lower barge volumes and declines in operational efficiencies from reduced capacity utilization.
2020 versus 2019
•Revenues were substantially unchanged as higher barge revenues, driven by increased hopper deliveries, were offset by lower steel components revenues due to decreased deliveries and lower contractual pricing.
•Cost of revenues decreased 3.2%, primarily due to lower steel component volumes and the elimination of $4.0 million of start-up costs incurred in the prior year related to the re-opening of a previously idled barge manufacturing plant. This was partially offset by higher hopper barge volumes. As a percentage of revenues, cost of revenues decreased to 82.4% compared to 85.2% in the prior year period primarily due to improved operating efficiencies in our barge business.
•Selling, general, and administrative expenses were substantially unchanged.

•The segment was negatively impacted by a $5.0 million non-cash impairment charge primarily related to unusable non-operating assets that were scrapped from a barge business acquired in 2018.
•Operating profit increased by 16.7%, outpacing the increase in revenues.
Unsatisfied Performance Obligations (Backlog)
As of December 31, 2021, the backlog for inland barges was $92.7 million compared to $175.5 million as of December 31, 2020. All of the backlog for inland barges is expected to be delivered during the year ending December 31, 2022.

Corporate

	Year Ended December 31,			Percent Change
	2021	2020	2019	2021 versus 2020	2020 versus 2019
	($ in millions)
Corporate overhead costs	$70.3	$57.7	$47.3	21.8%	22.0%

2021 versus 2020
•Corporate overhead costs increased 21.8% primarily due to an additional $6.9 million of acquisition-related transaction and integration costs as well as a legal settlement of $8.7 million incurred during the fourth quarter of 2021 related to a previously disclosed matter regarding events that pre-dated the Company's spin-off.
2020 versus 2019
•Corporate overhead costs increased 22.0% primarily due higher acquisition-related transaction and integration costs of $4.6 million as well as a non-recurring increase in legal expenses of $2.5 million incurred during the third quarter of 2020.

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
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for each of the last three years:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Total cash provided by (required by):
Operating activities	$166.5	$259.9	$358.8
Investing activities	(570.3)	(528.2)	(109.4)
Financing activities	380.9	123.7	(108.4)
Net increase (decrease) in cash and cash equivalents	$(22.9)	$(144.6)	$141.0

2021 versus 2020
Operating Activities. Net cash provided by operating activities for the year ended December 31, 2021 was $166.5 million compared to $259.9 million for the year ended December 31, 2020.
•The changes in current assets and liabilities resulted in a net use of cash of $50.3 million for the year ended December 31, 2021 compared to a net source of cash of $3.8 million for the year ended December 31, 2020. The current year activity was primarily driven by increased receivables and inventories due to increased volumes and higher steel prices.

Investing Activities. Net cash required by investing activities for the year ended December 31, 2021 was $570.3 million compared to $528.2 million for the year ended December 31, 2020.
•Capital expenditures for the year ended December 31, 2021 were $85.1 million compared to $82.1 million for the year ended December 31, 2020.
•Proceeds from the sale of property, plant, and equipment and other assets totaled $20.0 million for the year ended December 31, 2021 compared to $9.6 million for the year ended December 31, 2020.
•Cash paid for acquisitions, net of cash acquired, was $523.4 million for the year ended December 31, 2021 compared to $455.7 million for the year ended December 31, 2020.
•Proceeds of $18.2 million were received during the year ended December 31, 2021 from the divestiture of an asphalt operation acquired as part of the StonePoint acquisition.
Financing Activities. Net cash provided by financing activities for the year ended December 31, 2021 was $380.9 million compared to $123.7 million of net cash provided by financing activities for the same period in 2020.
•During the year ended December 31, 2021, the Company received proceeds from the issuance of the $400 million senior notes. The Company also received proceeds of $100 million from borrowings under our revolving credit facility, of which $75 million were repaid during the year. During the year ended December 31, 2020, the Company received proceeds from the issuance of the $150 million term loan and borrowings under the Company's revolving credit facility of $100 million as a precautionary measure at the onset of the pandemic and later repaid during the year.
•Dividends paid during the year ended December 31, 2021 were $9.8 million.
•The Company paid $9.4 million during the year ended December 31, 2021 to repurchase common stock under the share repurchase program in effect at the time compared to $8.0 million paid during the year ended December 31, 2020.
2020 versus 2019
Operating Activities. Net cash provided by operating activities for the year ended December 31, 2020 was $259.9 million compared to $358.8 million for the year ended December 31, 2019.
•The changes in current assets and liabilities resulted in a net source of cash of $3.8 million for the year ended December 31, 2020 compared to a net source of cash of $132.6 million for the year ended December 31, 2019. The decrease was primarily driven by increased receivables in 2020 compared to decreased receivables in 2019.
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
•Cash paid for acquisitions, net of cash acquired, was $455.7 million for the year ended December 31, 2020 compared to $32.9 million during for the year ended December 31, 2019.
Financing Activities. Net cash provided by financing activities during the year ended December 31, 2020 was $123.7 million compared to $108.4 million of net cash required by financing activities for the same period in 2019.
•During the year ended December 31, 2020, the Company received proceeds from the issuance of the $150 million term loan and borrowings under the Company's revolving credit facility of $100 million as a precautionary measure at the onset of the pandemic and later repaid. During the year ended December 31, 2019, the Company had repayments of advances under the Company's revolving credit facility of $80 million.
•Dividends paid during the year ended December 31, 2020 were $9.8 million.
•The Company paid $8.0 million during the year ended December 31, 2020 to repurchase common stock under the share repurchase program in effect at the time compared to $11.0 million paid during the year ended December 31, 2019.

Other Investing and Financing Activities
Revolving Credit Facility and Senior Notes
On January 2, 2020, the Company entered into an Amended and Restated Credit Agreement to increase the revolving credit facility to $500 million and added a term loan facility of $150 million, in each case with a maturity date of January 2, 2025. The entire term loan was advanced on January 2, 2020 in connection with the closing of the acquisition of Cherry. As of December 31, 2021, the term loan had a remaining balance of $144.4 million.
On August 4, 2021, we borrowed an additional $100 million under our revolving credit facility to fund, in part, the acquisition of Southwest Rock. As of December 31, 2021, we had $125 million of outstanding loans borrowed under the revolving credit facility, and there were approximately $28.6 million of letters of credit issued, leaving $346.4 million available. Of the outstanding letters of credit as of December 31, 2021, $28.0 million are expected to expire in 2022, with the remainder in 2023. The majority of our letter of credit obligations support the Company’s various insurance programs and generally renew by their terms each year.
The interest rates under the revolving credit facility and term loan are variable based on LIBOR or an alternate base rate plus a margin. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on Arcosa’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing ranges from 1.25% to 2.00% and was set at LIBOR plus 1.75% as of December 31, 2021. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.30% at December 31, 2021.
The Company's revolving credit and term loan facilities require the maintenance of certain ratios related to leverage and interest coverage. As of December 31, 2021, we were in compliance with all such financial covenants. Borrowings under the credit agreement are guaranteed by certain wholly owned subsidiaries of the Company.
In order to increase liquidity in anticipation of the acquisition of StonePoint, the Company entered into an unsecured 364-Day Credit Agreement on March 26, 2021 providing for a revolving line of credit of $150 million, with an outside maturity date of March 25, 2022, with pricing, covenants, and guarantees substantially similar to the Company’s existing revolving credit and term loan facilities. Per the terms of the facility, it terminated on April 6, 2021 upon the closing of the Company’s private offering of $400 million in senior notes.
On April 6, 2021, the Company issued $400 million aggregate principal amount of 4.375% senior notes (the “Notes”) that mature in April 2029. Interest on the Notes is payable semiannually commencing October 2021. The Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by each of the Company’s domestic subsidiaries that is a guarantor under our revolving credit and term loan facilities.
We believe, based on our current business plans, that our existing cash, available liquidity, and cash flow from operations will be sufficient to fund necessary capital expenditures and operating cash requirements for the foreseeable future. The Company further believes that its financial resources will allow it to manage the anticipated impact of COVID-19 on the Company's business operations for the foreseeable future. The macroeconomic uncertainties posed by COVID-19 are evolving. Consequently, the Company will continue to evaluate its financial position in light of future developments, particularly those relating to COVID-19, including its variants.
Repurchase Program
In December 2020, the Company’s Board of Directors authorized a new $50 million share repurchase program effective January 1, 2021 through December 31, 2022, to replace the previous program of the same amount which expired on December 31, 2020. Under the program, the Company repurchased 170,168 shares at a cost of $9.4 million during the year ended December 31, 2021. As of December 31, 2021, the Company has a remaining authorization of $40.6 million under the program. See Note 1 of the Notes to Consolidated Financial Statements.
Derivative Instruments
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in 2023, to reduce the effect of changes in the variable interest rates associated borrowings under the Amended and Restated Credit Agreement. The instrument carried an initial notional amount of $100 million, thereby hedging the first $100 million of borrowings. The instrument effectively fixes the LIBOR component of the borrowings at a monthly rate of 2.71%. As of December 31, 2021, the Company has recorded a liability of $3.9 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive loss. See Note 3 and Note 7 of the Notes to Consolidated Financial Statements.
Stock-Based Compensation
We have a stock-based compensation plan for our directors, officers, and employees. See Note 13 of the Notes to Consolidated Financial Statements.

Employee Retirement Plans
In 2021, we sponsored an employee savings plan under the 401(k) plan that covered substantially all employees and included a company matching contribution with the investment of the funds directed by the participants. The Company also contributed to a multiemployer defined benefit pension plan under the terms of a collective-bargaining agreement that covered certain union-represented employees at one of our facilities. See Note 11 of the Notes to Consolidated Financial Statements.

Contractual Obligations and Commercial Commitments
As of December 31, 2021, we had the following contractual obligations and commercial commitments:

Contractual Obligations and Commercial Commitments	Total	Next 12 Months	Beyond 12 Months
	(in millions)
Debt	$669.4	$7.5	$661.9
Operating leases	28.1	5.9	22.2
Finance leases	17.4	6.9	10.5
Obligations for purchase of goods and services	166.1	157.1	9.0
Total	$881.0	$177.4	$703.6
See Note 15 of the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates
MD&A discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.
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
Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements. We believe the following critical accounting policies include our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.
Business Combinations and Allocation of Purchase Price
We account for business combinations under the acquisition method of accounting. As of the date that control in the entity is obtained, the purchase price of the transaction is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values. The purchase price is determined based on the fair value of consideration transferred to and liabilities assumed from the seller as of the date of acquisition. Goodwill is recorded for the excess of the purchase price over the net fair value of the identifiable assets acquired and liabilities assumed. The determination of the acquisition date fair value of the assets acquired and liabilities assumed requires management's judgment and involves the use of significant estimates and assumptions, especially with respect to future expected cash flows, useful lives, and discount rates.
We commonly use an excess earnings method to value acquired mineral reserves and separately identifiable intangible assets, which may include, but are not limited to, customer relationships, permits, and backlog. Significant assumptions used in the valuation of these types of assets may include projected revenues, production costs, capital requirements, customer attrition rates, and discount rates. Changes in the assumptions used could have a significant impact on the estimated acquisition date fair value of the related asset and any future depreciation, depletion, or amortization expense.

The estimated remaining useful lives of acquired tangible and definite-lived intangible assets are based on the length of time that the assets are expected to provide value to the Company and have a significant impact on current and future period earnings.
Management's estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates. We may adjust the amounts recognized in an acquisition during a measurement period after the acquisition date. Any such adjustments are the result of subsequently obtaining additional information that existed at the acquisition date regarding the assets acquired or the liabilities assumed. Measurement period adjustments are generally recorded as increases or decreases to goodwill, if any, recognized in the transaction. The cumulative impact of measurement period adjustments on depreciation, amortization, and other income statement items are recognized in the period the adjustment is determined.
Acquisition costs are expensed as incurred and are included in selling, general, and administrative expenses in the accompanying Consolidated Statements of Operations. We include results of operations from acquired businesses in our Consolidated Financial Statements from the effective date of the acquisition.
Long-lived Assets
As of December 31, 2021, net property, plant, and equipment and net intangible assets represent 38% and 7% of the Company's total assets, respectively. The methods for recognition of depreciation, depletion, and amortization are based on estimates regarding the expected future economic benefit to the Company and any potential impairment to the value of such assets could be significant. As such, the accounting treatment for these long-lived assets is a critical accounting policy.
Property, plant, and equipment are stated at cost and depreciated or depleted over their estimated useful lives, primarily using the straight-line method. Depletion of mineral reserves is calculated based on estimated proven and probable reserves using the units-of-production method on a quarry-by-quarry basis. Intangible assets, primarily consisting of customer relationships and permits, are recorded at fair value on the date of acquisition and amortized over their estimated useful lives using the straight-line method. See Note 1 of the Notes to Consolidated Financial Statements for additional information regarding the ranges of estimated useful lives by category of property, plant, and equipment and intangible assets.
We periodically evaluate the carrying value of long-lived assets to be held and used for potential impairment whenever facts and circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The carrying value of long-lived assets to be held and used is considered impaired when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the asset or asset group is less than their carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Significant estimates and judgments that most significantly impact the impairment analysis may include projected revenues, operating profit, and the remaining useful life over which the asset or asset group is expected to generate cash flows.
Impairment losses on long-lived assets held for sale are determined in a similar manner, except that estimated fair values are reduced by the estimated cost to dispose of the assets.
The Company recorded impairment charges of $2.9 million during the year ended December 31, 2021 related to assets that are held for sale. Impairment charges of $7.1 million were recognized during the year ended December 31, 2020 related to assets that were disposed of during the year.
Goodwill
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

As of December 31, 2021, goodwill totaled $934.9 million. Based on the Company's annual goodwill impairment test, performed at the reporting unit level as of December 31, 2021, the Company concluded that no impairment charges were determined to be necessary and that none of the reporting units evaluated were at risk of failing the goodwill impairment test. A reporting unit is considered to be at risk if its estimated fair value does not exceed the carrying value of its net assets by 10% or more. See Note 1 and Note 6 of the Notes to Consolidated Financial Statements.
We believe that the assumptions used in our impairment analysis are reasonable; however, given the uncertainties of the economy and its potential impact on our businesses, there can be no assurance that our estimates and assumptions regarding the fair value of our reporting units will prove to be accurate predictions of the future. Additionally, variations in any of these assumptions may result in different calculations in fair value that could result in an impairment charge.
An increase in the discount rate or a reduction in the terminal growth rate of 100 basis points would not have resulted in an impairment of goodwill for any of our reporting units as of December 31, 2021.
Workers' Compensation
We are effectively self-insured for workers’ compensation claims. A third-party administrator processes all such claims. Our liability for workers' compensation claims was $28.9 million and $30.7 million as of December 31, 2021 and 2020, respectively. We accrue our workers’ compensation liability based upon independent actuarial studies, which consider loss development factors based on historical claims activity and expected trends. To the extent actuarial assumptions change or claims experience rates differ from historical rates, our liability may change. A 10% change in our workers' compensation liability could impact net income by $2.3 million.
Contingencies and Litigation
The Company is involved in claims and lawsuits and environmental matters incidental to our business. We evaluate our exposure to such claims and suits periodically and establish accruals for these contingencies when probable losses can be reasonably estimated. The range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties was $9.1 million to $9.5 million as of December 31, 2021 and $0.3 million to $0.4 million as of December 31, 2020.
Based on information currently available with respect to such claims and lawsuits, including information on claims and lawsuits as to which the Company is aware but for which the Company has not been served with legal process, it is management’s opinion that the ultimate outcome of all such claims and litigation, including settlements, in the aggregate will not have a material adverse effect on the Company’s financial condition for purposes of financial reporting. However, resolution of certain claims or lawsuits by settlement or otherwise, could impact the operating results of the reporting period in which such resolution occurs. For additional information, see Note 15 of the Notes to Consolidated Financial Statements.
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

As of December 31, 2021, our adjusted net deferred tax liability was $120.8 million. At December 31, 2021, the Company had $156.7 million federal consolidated net operating loss carryforwards, primarily from businesses acquired, and $6.1 million of tax-effected state loss carryforwards remaining. In addition, the Company had $35.6 million of foreign net operating loss carryforwards that will begin to expire in the year 2022. We have established a valuation allowance for state and foreign tax operating losses and credits that we have estimated may not be realizable.
For additional information, see Note 10 of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements
See Note 1 of the Notes to Consolidated Financial Statements for information about recent accounting pronouncements.

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
•naturally occurring events and other events and disasters causing disruption to our manufacturing, product deliveries, and production capacity, thereby giving rise to an increase in expenses, loss of revenue, and property losses;
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
•increased costs due to increased inflation;
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate revolving credit and term loan facility. As of December 31, 2021, we had $125.0 million of outstanding loans borrowed under the revolving credit facility and the term loan had a remaining balance of $144.4 million. If interest rates average one percentage point more in fiscal year 2022 than they did during 2021, our interest expense would increase by $1.7 million, after considering the effects of interest rate hedges. In comparison, at December 31, 2020, we estimated that an average increase of one percentage point would increase interest expense by $1.5 million.
As of December 31, 2021, we had $400.0 million outstanding on our 4.375% senior notes (the "Notes") due 2029. The Notes have a 4.375% fixed annual interest rate and, therefore, our economic interest rate exposure is fixed. However, the values of the Notes are exposed to interest rate risk. We estimate that a one percentage point increase in market interest rates would decrease the fair value of the Notes by approximately $24.0 million. We carry the Notes at face value less unamortized discount on our Consolidated Balance Sheet and present the fair value for disclosure purposes only.
In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2021 was $167.4 million. The impact of such market risk exposures as a result of foreign exchange rate fluctuations has not been significant to Arcosa. See Note 9 of the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data.

Arcosa, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Arcosa, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arcosa, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill

Description of the Matter
At December 31, 2021, the Company’s goodwill was $934.9 million and represented 29% of total assets. As discussed in Note 1 of the financial statements, goodwill is required to be tested for impairment annually, or on an interim basis whenever events or circumstances change, indicating that the carrying amount of the goodwill might be impaired.
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

Accounting for acquisitions

Description of the Matter
As discussed in Note 2 of the financial statements the Company completed two significant acquisitions during 2021 for total purchase price of $522.5 million. The transactions were accounted for as business combinations.
Auditing the Company's acquisition accounting was complex due to the significant estimations used by management in determining the fair values of mineral reserves, which utilize prospective financial information. The Company valued mineral reserves using the multi-period excess earnings model. The significant assumptions used in this model included weighted average cost of capital and certain assumptions that form the basis of the forecasted results (i.e. revenue growth rates and EBITDA margin). The significant assumptions used in the valuation of the mineral reserves are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for acquisitions. For example, we tested controls over management’s review of the valuation methods and significant underlying assumptions used in the valuation of mineral reserves.
To test the estimated fair value of mineral reserves, we performed audit procedures assisted by our valuation specialists that included, among others, evaluating the Company’s selection of the valuation methodologies, evaluating the significant assumptions used by the Company’s valuation calculations and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions. For example, we performed sensitivity analyses and compared significant assumptions to industry and economic trends, to assumptions used to value similar assets in other acquisitions completed by the Company, to historical results of the acquired business and to other guideline companies within the same industry. We also evaluated the Company’s acquisition and related purchase accounting disclosures included in Note 2.

/s/	ERNST & YOUNG LLP
We have served as the Company's auditor since 2015.
Dallas, Texas
February 24, 2022

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020	2019
	(in millions, except per share amounts)
Revenues	$2,036.4	$1,935.6	$1,736.9
Operating costs:
Cost of revenues	1,670.2	1,553.6	1,404.5
Selling, general, and administrative expenses	256.0	223.1	179.5
Impairment charge	2.9	7.1	—
	1,929.1	1,783.8	1,584.0
Total operating profit	107.3	151.8	152.9

Interest expense	23.4	10.6	6.8
Other, net (income) expense	0.3	3.0	(0.7)
	23.7	13.6	6.1
Income before income taxes	83.6	138.2	146.8
Provision for income taxes:
Current	2.1	22.0	16.2
Deferred	11.9	9.6	17.3
	14.0	31.6	33.5
Net income	$69.6	$106.6	$113.3

Net income per common share:
Basic	$1.44	$2.20	$2.34
Diluted	$1.42	$2.18	$2.32
Weighted average number of shares outstanding:
Basic	48.1	48.0	47.9
Diluted	48.6	48.5	48.4
Dividends declared per common share	$0.20	$0.20	$0.20

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net income	$69.6	$106.6	$113.3
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.3, ($1.0), and ($0.7)	1.1	(3.7)	(2.8)
Reclassification adjustments for losses included in net income, net of tax expense (benefit) of ($0.4), ($0.4), and ($0.1)	1.4	1.6	0.3
Currency translation adjustment:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.0, ($0.1), and $0.0	0.3	(0.3)	0.5
	2.8	(2.4)	(2.0)
Comprehensive income	$72.4	$104.2	$111.3

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
	(in millions, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$72.9	$95.8
Receivables, net of allowance for doubtful accounts of $4.2 and $3.4	310.8	260.2
Inventories:
Raw materials and supplies	150.8	114.6
Work in process	53.6	44.4
Finished goods	120.1	117.8
	324.5	276.8
Other	59.7	32.1
Total current assets	767.9	664.9

Property, plant, and equipment, net	1,201.9	913.3
Goodwill	934.9	794.0
Intangibles, net	220.3	212.9
Deferred income taxes	13.2	15.4
Other assets	49.9	46.2
	$3,188.1	$2,646.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$184.7	$144.1
Accrued liabilities	145.9	115.2
Advance billings	18.6	44.7
Current portion of long-term debt	14.8	6.3
Total current liabilities	364.0	310.3

Debt	664.7	248.2
Deferred income taxes	134.0	112.7
Other liabilities	72.1	83.3
	1,234.8	754.5
Stockholders’ equity:
Common stock, $0.01 par value – 200.0 shares authorized at December 31, 2021; 200.0 at December 31, 2020; 48.3 shares issued and outstanding at December 31, 2021; 48.2 at December 31, 2020	0.5	0.5
Capital in excess of par value	1,692.6	1,694.1
Retained earnings	279.5	219.7
Accumulated other comprehensive loss	(19.3)	(22.1)
Treasury stock – 0.0 shares at December 31, 2021; 0.0 at December 31, 2020	—	—
	1,953.3	1,892.2
	$3,188.1	$2,646.7

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Operating activities:
Net income	$69.6	$106.6	$113.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	144.3	114.5	85.8
Impairment charge	2.9	7.1	—
Stock-based compensation expense	18.0	20.0	14.6
Provision for deferred income taxes	11.9	9.6	17.3
Gains on disposition of property and other assets	(10.3)	(6.4)	(4.0)
(Increase) decrease in other assets	5.2	(7.6)	(0.9)
Increase (decrease) in other liabilities	(22.6)	11.5	4.2
Other	(2.2)	0.8	(4.1)
Changes in current assets and liabilities:
(Increase) decrease in receivables	(25.9)	(13.5)	99.0
(Increase) decrease in inventories	(24.6)	32.6	(22.7)
(Increase) decrease in other current assets	(13.3)	1.9	(11.6)
Increase (decrease) in accounts payable	34.7	43.5	3.5
Increase (decrease) in advance billings	(26.1)	(31.6)	49.3
Increase (decrease) in accrued liabilities	4.9	(29.1)	15.1
Net cash provided by operating activities	166.5	259.9	358.8

Investing activities:
Proceeds from disposition of property and other assets	20.0	9.6	8.9
Capital expenditures	(85.1)	(82.1)	(85.4)
Acquisitions, net of cash acquired	(523.4)	(455.7)	(32.9)
Proceeds from divestitures	18.2	—	—
Net cash required by investing activities	(570.3)	(528.2)	(109.4)

Financing activities:
Payments to retire debt	(83.2)	(104.9)	(81.2)
Proceeds from issuance of debt	500.0	251.4	—
Shares repurchased	(9.4)	(8.0)	(11.0)
Dividends paid to common shareholders	(9.8)	(9.8)	(9.9)
Purchase of shares to satisfy employee tax on vested stock	(10.1)	(3.8)	(4.4)
Debt issuance costs	(6.6)	(1.2)	—
Other	—	—	(1.9)
Net cash provided by (required by) financing activities	380.9	123.7	(108.4)
Net increase (decrease) in cash and cash equivalents	(22.9)	(144.6)	141.0
Cash and cash equivalents at beginning of period	95.8	240.4	99.4
Cash and cash equivalents at end of period	$72.9	$95.8	$240.4
Income tax payments for the years ended 2021, 2020, and 2019 were $2.9 million, $36.9 million, and $18.8 million, respectively.
See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock					Treasury Stock
	Shares	$0.01 Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Total Stockholders’ Equity
	(in millions, except par value)
Balances at December 31, 2018	48.8	$0.5	$1,685.7	$19.5	$(17.7)	(0.1)	$(3.5)	$1,684.5
Net income	—	—	—	113.3	—	—	—	113.3
Other comprehensive loss	—	—	—	—	(2.0)	—	—	(2.0)
Cash dividends on common stock	—	—	—	(9.9)	—	—	—	(9.9)
Restricted shares, net	0.2	—	16.0	—	—	(0.2)	(5.7)	10.3
Shares repurchased	—	—	—	—	—	(0.4)	(11.0)	(11.0)
Retirement of treasury stock	(0.7)	—	(20.2)	—	—	0.7	20.2	—
Other	—	—	5.2	—	—	—	—	5.2
Balances at December 31, 2019	48.3	$0.5	$1,686.7	$122.9	$(19.7)	—	$—	$1,790.4
Net income	—	—	—	106.6	—	—	—	106.6
Other comprehensive loss	—	—	—	—	(2.4)	—	—	(2.4)
Cash dividends on common stock	—	—	—	(9.8)	—	—	—	(9.8)
Restricted shares, net	0.3	—	23.3	—	—	(0.2)	(7.1)	16.2
Shares repurchased	—	—	—	—	—	(0.2)	(8.0)	(8.0)
Retirement of treasury stock	(0.4)	—	(15.1)	—	—	0.4	15.1	—
Other	—	—	(0.8)	—	—	—	—	(0.8)
Balances at December 31, 2020	48.2	$0.5	$1,694.1	$219.7	$(22.1)	—	$—	$1,892.2
Net income	—	—	—	69.6	—	—	—	69.6
Other comprehensive income	—	—	—	—	2.8	—	—	2.8
Cash dividends on common stock	—	—	—	(9.8)	—	—	—	(9.8)
Restricted shares, net	0.5	—	20.8	—	—	(0.2)	(12.9)	7.9
Shares repurchased	—	—	—	—	—	(0.2)	(9.4)	(9.4)
Retirement of treasury stock	(0.4)	—	(22.3)	—	—	0.4	22.3	—
Balances at December 31, 2021	48.3	$0.5	$1,692.6	$279.5	$(19.3)	—	$—	$1,953.3

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
The accompanying Consolidated Financial Statements present our historical financial position, results of operations, comprehensive income/loss, and cash flows in accordance with accounting principles generally accepted in the U.S. (“GAAP”). All significant intercompany accounts and transactions have been eliminated.
Stockholders' Equity
In December 2020, the Company’s Board of Directors (the “Board”) authorized a new $50 million share repurchase program effective January 1, 2021 through December 31, 2022 to replace a program of the same amount that expired on December 31, 2020. The Company repurchased 170,168 shares at a cost of $9.4 million during the year ended December 31, 2021. As of December 31, 2021, the Company has a remaining authorization of $40.6 million under the program. Under the previous program, the Company repurchased 184,772 shares at a cost of $8.0 million during the year ended December 31, 2020.
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
Engineered Structures
Within the Engineered Structures segment, revenue is recognized for our wind tower, certain utility structure, and certain storage tank product lines over time as the products are manufactured using an input approach based on the costs incurred relative to the total estimated costs of production. We recognize revenue over time for these products as they are highly customized to the needs of an individual customer resulting in no alternative use to the Company if not purchased by the customer after the contract is executed, and we have the right to bill the customer for our work performed to date plus at least a reasonable profit margin for work performed. As of December 31, 2021 and 2020, we had a contract asset of $54.2 million and $82.8 million, respectively, which is included in receivables, net of allowance, within the Consolidated Balance Sheets. The decrease in the contract asset in 2021 is attributed to large deliveries of finished structures to customers in the first quarter. For all other products, revenue is recognized when the customer has accepted the product and legal title of the product has passed to the customer.
Transportation Products
The Transportation Products segment recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.

Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of December 31, 2021 and the percentage of the outstanding performance obligations as of December 31, 2021 expected to be delivered during 2022:

	Unsatisfied performance obligations at
	December 31, 2021
	Total Amount	Percent expected to be delivered in 2022
	(in millions)
Engineered Structures:
Utility, wind, and related structures	$437.5	90%
Storage tanks	$22.0	100%

Transportation Products:
Inland barges	$92.7	100%
Substantially all of the remaining unsatisfied performance obligations for utility, wind, and related structures are expected to be delivered during 2023.
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
Financial Instruments
The Company considers all highly liquid debt instruments to be cash and cash equivalents if purchased with a maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and receivables. The Company places its cash investments in bank deposits and highly rated money market funds, and its investment policy limits the amount of credit exposure to any one commercial issuer. We seek to limit concentrations of credit risk with respect to receivables with control procedures that monitor the credit worthiness of customers, together with the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected credit losses. Receivable balances determined to be uncollectible are charged against the allowance. To accelerate the conversion to cash, the Company may sell a portion of its trade receivables to a third party. The Company has no continuing involvement or recourse related to these receivables once they are sold, and the impact of these transactions in the Company's Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019 was not significant. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.
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
Goodwill and Intangible Assets
Goodwill is required to be tested for impairment annually, or on an interim basis when events or changes in circumstances indicate the carrying amount may not be recoverable. The quantitative goodwill impairment test is assessed at the “reporting unit” level by comparing the reporting unit's estimated fair value with the carrying amount of its net assets. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized. The goodwill impairment is measured as the excess of the reporting unit's carrying value over its fair value, not to exceed the amount of goodwill allocated to the reporting unit. The estimates and judgments that most significantly affect the fair value calculations are assumptions, consisting of level three inputs, related to revenue and operating profit growth, discount rates, and exit multiples. As of December 31, 2021 and 2020, the Company's annual impairment test of goodwill was completed at the reporting unit level and no impairment charges were determined to be necessary.
Intangible assets are recorded at fair value, using level three inputs, on the date of acquisition and evaluated to determine their estimated useful life. These assets primarily consist of customer relationships and permits and are amortized using the straight-line method. The estimated useful lives for definite-lived intangible assets are: customer relationships - 2 to 22 years; permits - 10 to 29 years; and other - 1 to 10 years.
Indefinite-lived intangible assets primarily relate to an acquired trademark. These assets are not amortized but are evaluated for impairment annually, or on an interim basis when events or changes in circumstances indicate the carrying amount may not be recoverable. The impairment test compares the fair value of each asset to its carrying value using a relief from royalty method. As of December 31, 2021 and 2020, the Company's annual impairment test was completed and no impairment charges were determined to be necessary.
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
The Company recorded impairment charges of $2.9 million during the year ended December 31, 2021 related to assets that were classified as held for sale as of December 31, 2021. Impairment charges of $7.1 million were recognized during the year ended December 31, 2020 related to assets that were disposed of during the year. No impairment charges were recognized during the year ended December 31, 2019.
Workers’ Compensation
The Company is effectively self-insured for workers’ compensation claims. A third-party administrator is used to process claims. We accrue our workers' compensation liability based upon independent actuarial studies.
Warranties
The Company provides various express, limited product warranties that generally range from 1 to 5 years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical, accepted claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assesses the adequacy of the resulting reserves on a quarterly basis. As of December 31, 2021 and 2020, the Company's accrual for warranty costs was $6.3 million and $3.1 million, respectively, which is included in accrued liabilities within the Consolidated Balance Sheets.

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
Effective as of January 1, 2021, the Company adopted Accounting Standards Updated No. 2019-12, “Simplifying the Accounting for Income Taxes”, (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes. The adoption of the guidance did not have a material effect on the Company's Consolidated Financial Statements.

Recently issued accounting pronouncements not adopted as of December 31, 2021
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-04, “Reference Rate Reform”, (“ASU 2020-04”), which provides optional guidance for contract modifications, hedging accounting, and other transactions associated with the transition from reference rates that are expected to be discontinued. ASU 2020-04 is effective for all entities upon issuance through December 31, 2022. We continue to evaluate the impact of adoption, but do not expect the guidance to have a material impact on our Consolidated Financial Statements.
In October 2021, the FASB issued Accounting Standards Update No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, (“ASU 2021-08”), which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. ASU 2021-08 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2022, with early adoption permitted. We do not expect this standard to have a material impact on our Consolidated Financial Statements.
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
Reclassifications
Certain prior year balances have been reclassified in the Consolidated Financial Statements to conform with the 2021 presentation.

Note 2. Acquisitions and Divestitures
The Company's acquisition and divestiture activities are summarized below:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Acquisitions:
Purchase price	$539.2	$474.7	$39.2
Net cash paid	$523.4	$455.7	$32.9
Goodwill recorded	$149.5	$172.1	$12.6
2021 Acquisitions
Southwest Rock Products, LLC
In August 2021, we completed the stock acquisition of Southwest Rock Products, LLC and affiliated entities (collectively “Southwest Rock”), a natural aggregates company serving the greater Phoenix metropolitan area, which is included in our Construction Products segment, for a total purchase price of $149.7 million. The acquisition was funded with cash on hand, $100.0 million of borrowings under our revolving credit facility, and a $15.0 million holdback payable to the seller upon the extension of a certain mineral reserve lease. The acquisition was recorded as a business combination based on a preliminary valuation of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs, defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. The preliminary valuation resulted in the recognition of, among others, $65.4 million of goodwill, $51.6 million of mineral reserves, and $25.5 million of property, plant, and equipment in our Construction Products segment. The remaining assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level. We expect to complete our purchase price allocation as soon as reasonably possible, not to exceed one year from the acquisition date. Adjustments to the preliminary purchase price allocation could be material, particularly with respect to our preliminary estimates of mineral reserves and property, plant, and equipment.

StonePoint Ultimate Holding, LLC
On April 9, 2021, we completed the stock acquisition of StonePoint Ultimate Holding, LLC and affiliated entities (collectively “StonePoint”), a top 25 U.S. construction aggregates company, which is included in our Construction Products segment. The purchase price of $372.8 million was funded with proceeds from a private offering of $400.0 million of 4.375% senior unsecured notes that closed on April 6, 2021. See Note 7 Debt for additional information. Non-recurring transaction and integration costs incurred related to the StonePoint acquisition were approximately $9.7 million during the year ended December 31, 2021. The acquisition was recorded as a business combination based on a preliminary valuation of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs. We expect to complete our purchase price allocation as soon as reasonably possible, not to exceed one year from the acquisition date. Adjustments to the preliminary purchase price allocation could be material, particularly with respect to our preliminary estimates of property, plant, and equipment, mineral reserves, and deferred income taxes. The following table represents our preliminary purchase price allocation as of December 31, 2021:

(in millions)
Cash	$1.0
Accounts receivable	18.8
Inventories	20.9
Property, plant, and equipment	69.0
Mineral reserves	201.3
Goodwill	81.5
Customer relationships	7.2
Other assets	10.4
Accounts payable	(7.4)
Accrued liabilities	(10.0)
Deferred income taxes	(10.9)
Other liabilities	(9.0)
Total net assets acquired	$372.8
The goodwill acquired, none of which is tax-deductible, primarily relates to StonePoint's market position and existing workforce. The customer relationships intangible asset has a useful life of 10 years. Revenues and operating profit (loss) included in the Consolidated Statement of Operations from the date of the acquisition were approximately $123.7 million and $(0.1) million during the year ended December 31, 2021, respectively.
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

	Year Ended December 31, 2021	Year Ended December 31, 2020
	(in millions)
Revenues	$2,082.7	$2,080.0
Income before income taxes	$92.1	$138.9
In April 2021, we also completed the acquisition of certain assets and liabilities of a Dallas-Fort Worth, Texas based recycled aggregates business in our Construction Products segment. The purchase price of the acquisition was not significant.

2020 Acquisitions
Cherry Industries, Inc.
On January 6, 2020, we completed the stock acquisition of Cherry Industries, Inc. and affiliated entities (“Cherry”), a leading producer of natural and recycled aggregates in the Houston, Texas market which is included in our Construction Products segment. The purchase price of $296.8 million was funded with a combination of cash on-hand, advances under a new $150.0 million five-year term loan, and future payments to the seller for a net cash paid of $284.1 million during the year ended December 31, 2020. See Note 7 Debt for additional information on our credit facility. Non-recurring transaction and integration costs incurred related to the Cherry acquisition were approximately $3.0 million during the year ended December 31, 2020 and approximately $0.5 million during the year ended December 31, 2019. The acquisition was recorded as a business combination with valuations of the assets acquired and liabilities at their acquisition date fair value using level three inputs. The following table represents our final purchase price allocation:

(in millions)
Accounts receivable	$30.5
Inventories	11.8
Property, plant, and equipment	58.8
Mineral reserves	17.2
Goodwill	133.3
Customer relationships	62.1
Permits	25.4
Other assets	4.3
Accounts payable	(7.5)
Accrued liabilities	(4.9)
Deferred income taxes	(32.7)
Other liabilities	(1.5)
Total net assets acquired	$296.8
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
Divestitures
In November 2021, we completed the divestiture of certain assets and liabilities of an asphalt operation previously acquired as part of the StonePoint acquisition with a selling price of approximately $19.0 million. The income statement impact of the disposal was not significant as the assets were recorded at fair value as of their acquisition date in April 2021.
There were no businesses divested of during the years ended December 31, 2020 or December 31, 2019.

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

Liabilities:
Interest rate hedge(1)	$—	$3.9	$—	$3.9
Contingent consideration(2)	—	—	6.7	6.7
Total liabilities	$—	$3.9	$6.7	$10.6

	Fair Value Measurement as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents	$27.1	$—	$—	$27.1
Total assets	$27.1	$—	$—	$27.1

Liabilities:
Interest rate hedge(1)	$—	$7.3	$—	$7.3
Contingent consideration(2)	—	—	9.8	9.8
Total liabilities	$—	$7.3	$9.8	$17.1

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
Level 1 – This level is defined as quoted prices in active markets for identical assets or liabilities. The Company’s cash equivalents are instruments of the U.S. Treasury or highly rated money market mutual funds.
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

Engineered Structures. The Engineered Structures segment manufactures and sells engineered structures primarily for infrastructure businesses, including utility structures for electricity transmission and distribution, structural wind towers, traffic structures, and telecommunication structures. These products share similar manufacturing competencies and steel sourcing requirements and can be manufactured across our North American footprint. The segment also manufactures storage and distribution tanks.
Transportation Products. The Transportation Products segment manufactures and sells products for the inland waterway and rail transportation industries including barges, barge-related products, axles, and couplers.
The financial information for these segments is shown in the tables below. We operate principally in North America.
Year Ended December 31, 2021

	Revenues	Operating Profit (Loss)	Assets	Depreciation, Depletion, & Amortization	Capital Expenditures

Aggregates and specialty materials	$711.6
Construction site support	85.2
Construction Products	796.8	$83.2	$1,741.1	$88.7	$44.2

Utility, wind, and related structures	717.9
Storage tanks	216.2
Engineered Structures	934.1	88.0	1,077.9	33.1	32.0

Inland barges	215.7
Steel components	89.9
Transportation Products	305.6	6.4	267.6	17.8	8.8

Segment Totals before Eliminations and Corporate	2,036.5	177.6	3,086.6	139.6	85.0
Corporate	—	(70.3)	101.5	4.7	0.1
Eliminations	(0.1)	—	—	—	—
Consolidated Total	$2,036.4	$107.3	$3,188.1	$144.3	$85.1

 Year Ended December 31, 2020

	Revenues	Operating Profit (Loss)	Assets	Depreciation, Depletion, & Amortization	Capital Expenditures

Aggregates and specialty materials	$529.4
Construction site support	64.2
Construction Products	593.6	$74.7	$1,207.9	$60.1	$33.8

Utility, wind, and related structures	695.2
Storage tanks	182.5
Engineered Structures	877.7	80.2	1,028.5	31.5	32.9

Inland barges	378.3
Steel components	88.2
Transportation Products	466.5	54.6	276.1	18.0	13.9

Segment Totals before Eliminations and Corporate	1,937.8	209.5	2,512.5	109.6	80.6
Corporate	—	(57.7)	134.2	4.9	1.5
Eliminations	(2.2)	—	—	—	—
Consolidated Total	$1,935.6	$151.8	$2,646.7	$114.5	$82.1

Year Ended December 31, 2019

	Revenues	Operating Profit (Loss)	Assets	Depreciation, Depletion, & Amortization	Capital Expenditures

Aggregates and specialty materials	$364.7
Construction site support	75.0
Construction Products	439.7	$52.7	$785.0	$38.0	$30.2

Utility, wind, and related structures	625.4
Storage tanks	211.2
Engineered Structures	836.6	100.7	934.9	27.9	25.0

Inland barges	293.9
Steel components	171.8
Transportation Products	465.7	46.8	316.5	16.3	21.8

Segment Totals before Eliminations and Corporate	1,742.0	200.2	2,036.4	82.2	77.0
Corporate	—	(47.3)	266.1	3.6	8.4
Eliminations	(5.1)	—	—	—	—
Consolidated Total	$1,736.9	$152.9	$2,302.5	$85.8	$85.4
Corporate assets are composed of cash and cash equivalents, certain property, plant, and equipment, and other assets. Capital expenditures exclude amounts paid for business acquisitions, but include amounts paid for the acquisition of land and reserves in our Construction Products segment.
Revenues from one customer included in the Engineered Structures segment constituted 9.5%, 15.3%, and 18.2% of consolidated revenues for the years ended December 31, 2021, 2020, and 2019, respectively.

Revenues and operating profit for our Mexico operations for the years ended December 31, 2021, 2020, and 2019 are presented below. Our Canadian operations were not significant in relation to the Consolidated Financial Statements.

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Mexico:
Revenues:
External	$137.5	$135.3	$110.1
Intercompany	87.7	60.6	88.0
	$225.2	$195.9	$198.1

Operating profit (loss)	$8.4	$(0.4)	$4.8
Total assets and long-lived assets for our Mexico operations as of December 31, 2021 and 2020 are presented below:

	Total Assets		Long-Lived Assets
	December 31,
	2021	2020	2021	2020
	(in millions)
Mexico	$217.3	$188.6	$86.9	$89.9

Note 5. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of December 31, 2021 and 2020.

	December 31, 2021	December 31, 2020
	(in millions)
Land	$137.3	$139.2
Mineral reserves	507.3	249.9
Buildings and improvements	301.0	302.3
Machinery and other	973.9	853.6
Construction in progress	45.4	49.6
	1,964.9	1,594.6
Less accumulated depreciation and depletion	(763.0)	(681.3)
	$1,201.9	$913.3
We did not capitalize any interest expense as part of the construction of facilities and equipment during 2021 or 2020.
We estimate the fair market value of properties not currently in use based on the location and condition of the properties, the fair market value of similar properties in the area, and the Company's experience selling similar properties in the past. As of December 31, 2021, the Company had non-operating facilities with a net book value of $18.7 million classified as property, plant, and equipment, net on our Consolidated Balance Sheet. Our estimated fair value of these assets exceeds their book value.
As of December 31, 2021, the Company had property, plant, and equipment with a value of $20.4 million classified as held for sale and included in other current assets on the Consolidated Balance Sheet. These assets relate to a non-operating facility within our Engineered Structures segment. We recognized an impairment loss on these assets of $2.9 million during the year ended December 31, 2021 as the fair value less the cost to sell these assets was less than their carrying value. These assets were subsequently sold in February 2022.

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill by segment is as follows:

	December 31, 2021	December 31, 2020
	(in millions)
Construction Products	$460.3	$320.0
Engineered Structures	437.6	437.0
Transportation Products	37.0	37.0
	$934.9	$794.0
The increase in goodwill for Construction Products during the year ended December 31, 2021 is primarily due to the acquisitions of StonePoint and Southwest Rock. The increase in the goodwill for Engineered Structures during the year ended December 31, 2021 is due to a refinement of the purchase price allocation of a recent acquisition. See Note 2 Acquisitions and Divestitures.
Intangible Assets
Intangibles, net consisted of the following:

	December 31, 2021	December 31, 2020
	(in millions)
Intangibles with indefinite lives - Trademarks	$34.1	$34.1

Intangibles with definite lives:
Customer relationships	135.4	123.8
Permits	87.5	73.6
Other	3.9	8.1
	226.8	205.5
Less accumulated amortization	(40.6)	(26.7)
	186.2	178.8
Intangible assets, net	$220.3	$212.9
Total amortization expense from intangible assets was $18.1 million, $12.6 million, and $3.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Expected future amortization expense of intangibles as of December 31, 2021 is as follows:

Amortization Expense
(in millions)
2022	$16.9
2023	16.1
2024	15.4
2025	14.7
2026	12.1
Thereafter	111.0

Note 7. Debt
The following table summarizes the components of debt as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
	(in millions)
Revolving credit facility	$125.0	$100.0
Term loan	144.4	149.1
Senior notes	400.0	—
Finance leases (see Note 8 Leases)	16.3	5.6
	685.7	254.7
Less: unamortized debt issuance costs	(6.2)	(0.2)
Total debt	$679.5	$254.5
On November 1, 2018, the Company entered into a $400.0 million unsecured revolving credit facility that was scheduled to mature in November 2023. On January 2, 2020, the Company entered into an Amended and Restated Credit Agreement to increase the revolving credit facility to $500.0 million and added a term loan facility of $150.0 million, in each case with a maturity date of January 2, 2025. The entire term loan was advanced on January 2, 2020 in connection with the closing of the acquisition of Cherry. See Note 2 Acquisitions and Divestitures. As of December 31, 2021, the term loan had a remaining balance of $144.4 million.
On August 4, 2021, we borrowed an additional $100.0 million under our revolving credit facility to fund, in part, the acquisition of Southwest Rock. As of December 31, 2021, we had $125.0 million of outstanding loans borrowed under the revolving credit facility, and there were approximately $28.6 million of letters of credit issued, leaving $346.4 million available. Of the outstanding letters of credit as of December 31, 2021, $28.0 million are expected to expire in 2022, with the remainder in 2023. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year.
The interest rates under the revolving credit facility and term loan are variable based on LIBOR or an alternate base rate plus a margin. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on Arcosa’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing ranges from 1.25% to 2.00% and was set at LIBOR plus 1.75% as of December 31, 2021. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.30% at December 31, 2021.
The Company's revolving credit and term loan facilities require the maintenance of certain ratios related to leverage and interest coverage. As of December 31, 2021, we were in compliance with all such financial covenants. Borrowings under the credit agreement are guaranteed by certain wholly owned subsidiaries of the Company.
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
As of December 31, 2021, the Company had $1.2 million of unamortized debt issuance costs related to the revolving credit facility, which are included in other assets on the Consolidated Balance Sheet.
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
The estimated fair value of the Notes as of December 31, 2021 was $404.6 million based on a quoted market price in a market with little activity (Level 2 input).
In connection with the issuance of the Notes, the Company paid $6.6 million of debt issuance costs.
The remaining principal payments under existing debt agreements as of December 31, 2021 are as follows:

	2022	2023	2024	2025	2026	Thereafter
	(in millions)
Revolving credit facility	$—	$—	$—	$125.0	$—	$—
Term loan	7.5	8.5	8.4	120.0	—	—
Senior notes	—	—	—	—	—	400.0
Interest rate hedges
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in 2023, to reduce the effect of changes in the variable interest rates associated with borrowings under the Amended and Restated Credit Agreement. The instrument carried an initial notional amount of $100 million, thereby hedging the first $100 million of borrowings. The instrument effectively fixes the LIBOR component of borrowings at a monthly rate of 2.71%. As of December 31, 2021, the Company has recorded a liability of $3.9 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive loss. See Note 3 Fair Value Accounting.

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
Future minimum lease payments for operating and finance lease obligations as of December 31, 2021 consisted of the following:

	Operating Leases	Finance Leases
	(in millions)
2022	$5.9	$6.9
2023	4.6	4.1
2024	4.0	4.1
2025	3.3	2.3
2026	2.2	—
Thereafter	8.1	—
Total undiscounted future minimum obligations	28.1	17.4
Less imputed interest	(4.2)	(1.1)
Present value of net minimum lease obligations	$23.9	$16.3

The following table summarizes our operating and finance leases and their classification within the Consolidated Balance Sheet.

	December 31, 2021	December 31, 2020
	(in millions)
Assets
Operating - Other assets	$20.9	$17.9
Finance - Property, plant, and equipment, net	16.9	4.6
Total lease assets	37.8	22.5

Liabilities
Current
Operating - Accrued liabilities	4.8	4.8
Finance - Current portion of long-term debt	6.3	1.6
Non-current
Operating - Other liabilities	19.1	16.4
Finance - Debt	10.0	4.0
Total lease liabilities	$40.2	$26.8
Operating lease costs were $6.1 million and $7.4 million during the years ended December 31, 2021 and 2020, respectively, and is included in cost of revenues and selling, general, and administrative expenses on the Consolidated Statements of Operations. Costs related to variable lease rates or leases with terms less than twelve months were not significant. Amortization of finance lease assets was $2.5 million and $0.9 million during the years ended December 31, 2021 and 2020, respectively, and is included in amortization expense on the Consolidated Statements of Operations. Interest expense on finance lease liabilities was not significant during the years ended December 31, 2021 and 2020.
The following table includes supplemental cash flow and non-cash information related to leases:

	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Cash paid for operating leases	$6.0	$7.2
Cash paid for finance leases	$3.2	$0.3

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1.9	$6.4
Finance leases	$14.6	$1.4
Other information about lease amounts recognized in our Consolidated Financial Statements is as follows:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term - operating leases	7.7 years	7.9 years
Weighted average remaining lease term - finance leases	3.2 years	2.4 years
Weighted average discount rate - operating leases	4.8%	4.8%
Weighted average discount rate - finance leases	4.6%	11.5%

Note 9. Other, Net
Other, net (income) expense consists of the following items:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Interest income	$—	$(0.4)	$(1.4)
Foreign currency exchange transactions	0.6	3.6	1.5
Other	(0.3)	(0.2)	(0.8)
Other, net (income) expense	$0.3	$3.0	$(0.7)

Note 10. Income Taxes
The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Current:
Federal	$0.8	$16.6	$7.6
State	0.7	6.9	3.0
Foreign	0.6	(1.5)	5.6
Total current	2.1	22.0	16.2
Deferred:
Federal	12.6	11.3	22.6
State	(2.3)	(0.9)	(0.6)
Foreign	1.6	(0.8)	(4.7)
Total deferred	11.9	9.6	17.3
Provision	$14.0	$31.6	$33.5
The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Year Ended December 31,
	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
State taxes, including prior year true-ups	(2.3)	3.3	2.7
Changes in valuation allowances and reserves	0.1	(0.1)	(1.3)
Changes in tax reserves	—	—	(0.3)
Statutory depletion	(3.0)	(1.3)	(0.3)
Prior year true-ups	(3.2)	(0.2)	—
Foreign adjustments	1.3	0.3	1.6
Currency adjustments	(0.4)	(1.2)	(1.2)
Compensation related items	1.1	1.0	0.6
Disallowed transaction costs	0.9	0.1	—
Other, net	1.2	—	—
Effective rate	16.7%	22.9%	22.8%

In response to the COVID-19 pandemic, on March 27, 2020 the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes certain tax relief and benefits that may impact the Company. As of December 31, 2021, the Company has deferred $5.4 million in payroll-related taxes in accordance with the provisions of the CARES Act.
Income (loss) before income taxes for the December 31, 2021, 2020, and 2019 was $76.6 million, $143.0 million, and $143.6 million, respectively, for U.S. operations, and $7.0 million, $(4.8) million, and $3.2 million, respectively, for foreign operations, principally Mexico and Canada. The Company provides deferred income taxes on the unrepatriated earnings of its foreign operations where it results in a deferred tax liability.
Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are as follows:

	December 31,
	2021	2020
	(in millions)
Deferred tax liabilities:
Depreciation, depletion, and amortization	$203.7	$160.4
Total deferred tax liabilities	203.7	160.4
Deferred tax assets:
Workers compensation and other benefits	17.8	20.3
Warranties and reserves	3.2	1.1
Tax loss carryforwards and credits	47.0	16.8
Inventory	13.8	26.1
Accrued liabilities and other	6.5	5.1
Total deferred tax assets	88.3	69.4
Net deferred tax assets (liabilities) before valuation allowances	(115.4)	(91.0)
Valuation allowances	5.4	6.3
Adjusted net deferred tax assets (liabilities)	$(120.8)	$(97.3)
At December 31, 2021, the Company had $156.7 million of federal consolidated net operating loss carryforwards, primarily from businesses acquired, and $6.1 million of tax-effected state loss carryforwards remaining. In addition, the Company had $35.6 million of foreign net operating loss carryforwards that will begin to expire in the year 2022.
We have established a valuation allowance for state and foreign tax operating losses and credits that we have estimated may not be realizable.
Income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled approximately $99.1 million as of December 31, 2021. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.
Taxing authority examinations
We have multiple federal tax return filings that are subject to examination by the Internal Revenue Service (“IRS”). The 2018-2020 tax years are open for the Arcosa, Inc. federal return. During the year ended December 31, 2021, the IRS formally commenced an audit of the 2018 tax return for one of our subsidiaries. The remaining entities are generally open for their 2018 tax years and forward. We have various subsidiaries that file separate state tax returns and are subject to examination by taxing authorities at different times, generally open for their 2018 tax years and forward. We have various subsidiaries in Mexico that file separate tax returns and are subject to examination by taxing authorities at different times. The entities are generally open for their 2014 tax years and forward.

Unrecognized tax benefits
The change in unrecognized tax benefits for the years ended December 31, 2021, 2020, and 2019 was as follows:

	December 31,
	2021	2020	2019
	(in millions)
Beginning balance	$—	$—	$0.5
Additions for tax positions of prior years	—	—	—
Expiration of statute of limitations	—	—	(0.5)
Ending balance	$—	$—	$—
Expiration of statutes of limitations during the year ended December 31, 2019 relate to state and foreign tax returns.
The total amount of tax benefit including interest and penalties recognized during the year ended December 31, 2019 was due to lapses in statutes of limitations was $0.5 million.
Arcosa accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. There were no accrued interest and penalties as of December 31, 2021, 2020, and 2019.

Note 11. Employee Retirement Plans
The Company sponsors defined contribution plans and defined benefit plans that provide retirement income for eligible employees and retirees of the Company.
Total employee retirement plan expense, which includes related administrative expenses, is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Defined contribution plans	$11.9	$10.6	$8.5
Multiemployer plan	1.8	1.7	1.8
	$13.7	$12.3	$10.3
Defined Contribution Plans
Established under Internal Revenue Code Section 401(k), the Arcosa, Inc. 401(k) Plan (“401(k) Plan”) is a defined contribution plan available to all eligible employees. Participants in the 401(k) Plan are eligible to receive future retirement benefits through elected contributions and a company-funded match with the investment of the funds directed by the participants.
The Company also sponsors a fully‑funded, non-qualified deferred compensation plan. The invested assets and related liabilities of these participants were approximately $5.3 million at December 31, 2021 and $4.9 million at December 31, 2020, which are included in other assets and other liabilities on the Consolidated Balance Sheets. Distributions from the Company’s non-qualified deferred compensation plan to participants were approximately $1.0 million for the year ended December 31, 2021 and were not significant for the year ended December 31, 2020.
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
Our participation in the multiemployer plan for the year ended December 31, 2021 is outlined in the table below. The Pension Protection Act (“PPA”) zone status at December 31, 2021 and 2020 is as of the plan years beginning January 1, 2021 and 2020, respectively, and is obtained from the multiemployer plan's regulatory filings available in the public domain and certified by the plan's actuary. Among other factors, plans in the yellow zone are less than 80% funded while plans in the red zone are less than 65% funded. Federal law requires that plans classified in the yellow or red zones adopt a funding improvement plan or a rehabilitation plan in order to improve the financial health of the plan. The Company's contributions to the multiemployer plan were less than 5% of total contributions to the plan. The last column in the table lists the expiration date of the collective bargaining agreement to which the plan is subject.

		PPA Zone Status			Contributions for Year Ended December 31,
Pension Fund	Employer Identification Number	2021	2020	Rehabilitation plan status	2021	2020	2019	Surcharge imposed	Expiration date of collective bargaining agreement
					(in millions)
Boilermaker-Blacksmith National Pension Trust	48-6168020	Yellow	Yellow	Implemented	$1.7	$1.7	$1.8	No	06/30/2022
Employer contributions to the multiemployer plan for the year ending December 31, 2022 are expected to be $1.8 million.
ACG Pension Plan
In connection with the acquisition of ACG in December 2018, the Company assumed the assets and liabilities related to a defined benefit pension plan. As of December 31, 2021, the plan assets totaled $3.7 million and the projected benefit obligation totaled $3.4 million, for a net over funded status of $0.3 million, which is included in other assets on the Consolidated Balance Sheet. The net pension expense for the year ended December 31, 2021 was not significant. Employer contributions for the ACG pension plan for the year ending December 31, 2022 are not expected to be significant.

Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the years ended December 31, 2021, December 31, 2020, and December 31, 2019 are as follows:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Accumulated other comprehensive loss
	(in millions)
Balances at December 31, 2018	$(16.8)	$(0.9)	$(17.7)
Other comprehensive income (loss), net of tax, before reclassifications	0.5	(2.8)	(2.3)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, ($0.1), and ($0.1)	—	0.3	0.3
Other comprehensive income (loss)	0.5	(2.5)	(2.0)
Balances at December 31, 2019	(16.3)	(3.4)	(19.7)
Other comprehensive income (loss), net of tax, before reclassifications	(0.3)	(3.7)	(4.0)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, ($0.4), and ($0.4)	—	1.6	1.6
Other comprehensive income (loss)	(0.3)	(2.1)	(2.4)
Balances at December 31, 2020	(16.6)	(5.5)	(22.1)
Other comprehensive income (loss), net of tax, before reclassifications	0.3	1.1	1.4
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, ($0.4), and ($0.4)	—	1.4	1.4
Other comprehensive income (loss)	0.3	2.5	2.8
Balances at December 31, 2021	$(16.3)	$(3.0)	$(19.3)
Reclassifications of unrealized before-tax losses on derivative financial instruments are included in interest expense in the Consolidated Statements of Operations.

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
At December 31, 2021, we had 1.8 million shares available for grant. Any equity awards that have been granted under the Plan that are subsequently forfeited, canceled, or tendered to satisfy tax withholding obligations are added back to the shares available for grant.

The cost of employee services received in exchange for awards of equity instruments is referred to as share-based payments and is based on the grant date fair-value of those awards. Stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for share-based awards. The Company recognizes compensation expense for both the Arcosa awards and Trinity awards held by our employees. Stock-based compensation totaled $18.0 million, $20.0 million, and $14.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.
The income tax benefit related to stock-based compensation expense was $4.6 million, $2.6 million, and $2.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Equity Awards
Equity awards outstanding as of December 31, 2021 consist of restricted stock, restricted stock units, and performance units and generally vest for periods ranging from 1 to 15 years from the date of grant. Certain equity awards vest in their entirety upon the employee's retirement from the Company and may take into consideration the employee's age and years of service to the Company, as defined more specifically in the Company's award agreements. Equity awards granted to non-employee directors under the Plan generally vest one year from the grant date and are released at that time, in the case of restricted stock, or upon completion of the directors' service to the Company, in the case of restricted stock units. Expense related to equity awards issued to eligible employees and directors under the Plan is recognized ratably over the vesting period or to the date on which retirement eligibility is achieved, if shorter. Performance units vest and settle in shares of our common stock following the end of a three-year performance period contingent upon the achievement of specific performance goals during the performance period and certification by the Human Resources Committee of the Board of the achievement of the performance goals. Performance units are granted to employees based upon a target level of performance; however, depending upon the achievement of the performance goals during the performance period, performance units may be issued at an amount between 0% and 200% of the target level. Expense related to performance units is recognized ratably over the vesting period. Forfeitures are recognized as reduction to expense in the period in which they occur.
The activity for equity awards held by Arcosa employees for the year ended December 31, 2021 was as follows:

	Arcosa Equity Awards Held by Arcosa Employees	Trinity Equity Awards Held by Arcosa Employees	Weighted Average Grant-Date Fair Value per Award
Equity awards outstanding at December 31, 2020	1,412,790	653,831	$26.53
Granted	397,532	—	57.73
Vested	(465,632)	(125,474)	30.94
Forfeited	(89,107)	(11,182)	39.70
Equity awards outstanding at December 31, 2021	1,255,583	517,175	$31.31
At December 31, 2021, unrecognized compensation expense related to equity awards totaled $24.5 million, which will be recognized over a weighted average period of 2.6 years. The total vesting-date fair value of shares vested and released was $32.0 million, $11.3 million, and $13.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Note 14. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income remaining after allocation to unvested restricted shares, which includes unvested restricted shares of Arcosa stock held by employees of the Former Parent, by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted earnings per common share includes the weighted average net impact of nonparticipating unvested restricted shares. Total weighted average restricted shares were 1.7 million shares, 1.7 million shares, and 1.6 million shares, for the years ended December 31, 2021, 2020, and 2019, respectively.

The computation of basic and diluted earnings per share follows.

	Year Ended December 31, 2021
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income	$69.6
Unvested restricted share participation	(0.4)
Net income per common share – basic	69.2	48.1	$1.44
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.5
Net income per common share – diluted	$69.2	48.6	$1.42

	Year Ended December 31, 2020
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income	$106.6
Unvested restricted share participation	(0.8)
Net income per common share – basic	105.8	48.0	$2.20
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.5
Net income per common share – diluted	$105.8	48.5	$2.18

	Year Ended December 31, 2019
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income	$113.3
Unvested restricted share participation	(1.1)
Net income per common share – basic	112.2	47.9	$2.34
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.5
Net income per common share – diluted	$112.2	48.4	$2.32

Note 15. Commitments and Contingencies
The Company is involved in claims and lawsuits incidental to our business arising from various matters including commercial disputes, alleged product defect and/or warranty claims, intellectual property matters, personal injury claims, environmental issues, employment and/or workplace-related matters, and various governmental regulations. At December 31, 2021, the range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $9.1 million to $9.5 million.
The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when probable losses can be reasonably estimated. At December 31, 2021, total accruals of $9.9 million are included in accrued liabilities in the accompanying Consolidated Balance Sheet. The Company believes any additional liability from such claims and suits would not be material to its financial position or results of operations.
Arcosa is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment. The Company has accrued $1.0 million as of December 31, 2021, included in our total accruals of $9.9 million discussed above, to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties.

On July 22, 2019, the Company was served with a breach of contract lawsuit filed by Thomas & Betts Corporation (“T&B”) against the Company and its wholly-owned subsidiary, Trinity Meyer Utility Structures, LLC, now known as Meyer Utility Structures, LLC (“Meyer”), in the Supreme Court of the State of New York, New York County. T&B’s claims relate to responsibility for alleged product warranty claims pursuant to the terms of the Asset Purchase Agreement, dated June 24, 2014, entered into by and between T&B and Meyer with respect to Meyer’s purchase of certain assets of T&B’s utility structure business. The Company and Meyer subsequently removed the litigation to federal court.  The case is filed under Case No. 1:19-cv-07829-PAE; Thomas & Betts Corporation, now known as, ABB Installation Products, Inc., Plaintiff, v. Trinity Meyer Utility Structures, LLC, formerly known as McKinley 2014 Acquisition, LLC, and Arcosa, Inc., Defendants; In the United States District Court for the Southern District of New York (the “Trial Court”). The Company and Meyer have filed a motion to dismiss T&B’s claims, and an Answer and Counterclaims against T&B. On July 30, 2020, the Court granted the Company's and Meyer's motion and dismissed T&B's claims. In its ruling, the Court likewise dismissed Meyer's counterclaims. On August 28, 2020, T&B filed its Notice of Appeal to the United States Court of Appeals for the Second Circuit (the “Appellate Court”). On November 9, 2020, T&B filed its Appellant’s Brief with the Appellate Court. The Company and Meyer filed its Appellees’ Brief on February 8, 2021. T&B filed its Reply Brief on April 9, 2021. On August 26, 2021, oral argument was held, and, on September 22, 2021, the Appellate Court issued a Summary Order reversing the dismissal and remanding the case to the Trial Court for further proceedings. On February 13, 2022, the parties reached an agreement to settle all claims in this case without admission of liability or fault. On February 18, 2022 the parties filed a stipulation of dismissal of each party's respective claims. On February 22, 2022, the Trial Court issued its Order on Joint Stipulation of Dismissal which fully and finally resolved the litigation.
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
Other commitments
Non-cancelable purchase obligations amounted to $183.5 million as of December 31, 2021, of which $140.6 million is for the purchase of raw materials and components, primarily by the Engineered Structures and Transportation Products segments.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 Framework) (“COSO”) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.
As permitted by the SEC Staff interpretive guidance for recently acquired businesses, management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of December 31, 2021 excludes an assessment of the internal control over financial reporting of the StonePoint and Southwest Rock businesses acquired in April and August 2021, respectively. StonePoint and Southwest Rock represent approximately 17% of consolidated total assets and approximately 7% of consolidated revenues as of and for the year ended December 31, 2021.
The effectiveness of internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements. Ernst & Young LLP's attestation report on effectiveness of our internal control over financial reporting follows.
Changes in Internal Control over Financial Reporting.
During the three months ended December 31, 2021, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Arcosa, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Arcosa, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arcosa, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
As indicated in the accompanying “Management’s Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the businesses acquired during the year ended December 31, 2021. StonePoint Ultimate Holding, LLC and Southwest Rock, LLC constituted approximately 17% of total assets and 7% of total revenues as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these businesses acquired during the year ended December 31, 2021.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 24, 2022 expressed an unqualified opinion thereon.
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

/s/ ERNST & YOUNG LLP
Dallas, Texas
February 24, 2022

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Proposal 1 - Election of Nominated Directors” in the Company's Proxy Statement to be filed for the 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Information About Our Executive Officers.” Information relating to the Board of Directors' determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407 (d)(5) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance - Board Meetings and Committees - Audit Committee” in the Company's 2022 Proxy Statement. Information regarding the Company's Audit Committee is incorporated by reference to the information set forth under the caption “Corporate Governance - Board Meetings and Committees - Audit Committee” in the Company's 2022 Proxy Statement. There were no delinquent Section 16(a) reports during 2021.
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

Item 11. Executive Compensation.
Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Company's 2022 Proxy Statement. Information concerning compensation committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in the Company's 2022 Proxy Statement. Information about the compensation committee report is incorporated by reference to the information set forth under the caption “Executive Compensation - Human Resources Committee Report” in the Company's 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's 2022 Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management.”
The following table sets forth information about Arcosa common stock that may be issued under Arcosa's equity compensation plan as of December 31, 2021.
Equity Compensation Plan Information

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by security holders:
Restricted stock units and performance units	1,191,840	(1)	$—	1,815,062 (2)
Equity compensation plans not approved by security holders	—			—
Total	1,191,840			1,815,062
(1)     Represents shares underlying awards that have been granted under the 2018 Stock Option and Incentive Plan (the “Incentive Plan”) (including Arcosa equity awards issued in respect of outstanding Trinity equity awards in connection with the Separation). Amounts are comprised of (a) 650,758 shares of common stock issuable upon the vesting and conversion of restricted stock units and (b) 541,082 shares of common stock issuable upon the vesting and conversion of performance units, assuming payout at target performance. The restricted stock units and performance units do not have an exercise price. The performance units are granted to employees based upon a target level; however, depending upon the achievement of certain specified goals during the performance period, performance units may be issued at an amount between 0% and 200% of the target level.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related person transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in the Company's 2022 Proxy Statement. Information regarding the independence of directors is incorporated by reference to the information set forth under the caption “Corporate Governance - Independence of Directors” in the Company's 2022 Proxy Statement.

Item 14. Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the caption “Fees of Independent Registered Public Accounting Firm for Fiscal Years 2021 and 2020” in the Company's 2022 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a) (1) Financial Statements.
See Item 8.
(2) Financial Statement Schedule.
All schedules are omitted because they are not required, not significant, not applicable, or the information is shown in the financial statements or the notes to consolidated financial statements.
(3) Exhibits.

NO.	DESCRIPTION
2.1
Separation and Distribution Agreement, dated as of October 31, 2018, by and between Trinity Industries, Inc. and Arcosa, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed November 1, 2018, File No. 001-38494)

2.2
Securities Purchase Agreement dated December 12, 2019 by and among Arcosa MS2, LLC and Cherry Industries, Inc. and certain affiliated real estate holding companies, the sellers set forth therein, Leonard L. Cherry in his capacity as “Sellers Representative” and Arcosa Materials, Inc. solely as buyer guarantor (incorporated by reference to Exhibit 2.3 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2019, File No. 001-38494)

2.3
Unit Purchase Agreement Dated March 22, 2021 by and among StonePoint Ultimate Holding, LLC, Arcosa Materials, Inc., the persons identified as sellers on the signature pages thereto, and the representative named therein (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter-ended March 31, 2021, File No. 001-38494)

2.4
Membership Interest Purchase Agreement dated August 4, 2021 by and among Arcosa MS5, LLC, as Buyer and Southwest Rock Products, LLC, Midwest Land Trust, LLC, White Mountain Properties, LLC collectively as the Companies, and the Members of the Companies set forth therein, collectively as the Sellers, and Christopher Reinesch, as the Sellers' Representative (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter-ended September 30, 2021, File No. 001-38494)

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
4.2
Indenture, dated April 6, 2021, among Arcosa, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed April 9, 2021, File No. 001-38494)

4.3
First Supplemental Indenture dated as of September 30, 2021 among the Guaranteeing Subsidiaries named therein, Arcosa, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter-ended September 30, 2021, File No. 001-38494)

4.4	Form of 4.375% Senior Note due 2029 (included in Exhibit 4.1 and incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on April 9, 2021, File No. 001-38494)
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

*10.12
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

*10.16
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

*10.18	Form of Restricted Stock Unit Agreement for grants commencing 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2019, File No. 001-38494)
*10.19
Form of Non-Employee Director Restricted Stock Unit Agreement for grants commencing 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 8, 2019, File No. 001-38494)

*10.20
Form of Performance-Based Restricted Stock Unit Grant Agreement for grants commencing 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 8, 2019, File No. 001-38494)

*10.21
Amendment Number One to the Arcosa, Inc. 2018 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, File No. 001-38494)

*10.22
Amendment Number One to the Arcosa, Inc. Supplemental Profit Sharing Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2019, File No. 001-38494)

10.23.1
Amended and Restated Credit Agreement dated as of January 2, 2020 by and among Arcosa, Inc., as borrower, the lenders thereto, JPMorgan Chase Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and Wells Fargo Bank, National Association and Truist Bank, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 6, 2020, File No. 001-38494)

10.23.2
Supplement to Subsidiary Guaranty dated as of May 27, 2020 by Arcosa Cherry, LLC (incorporated by reference to Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 001-38494)

10.23.3
Supplement to Subsidiary Guaranty dated as of May 27, 2020 by Cherry Industries, Inc. (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 001-38494)

10.23.4
Supplement to Subsidiary Guaranty dated as of May 27, 2020 by Cherry Crushed Concrete, Inc. (incorporated by reference to Exhibit 10.1.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 001-38494)

10.23.5
Supplement to Subsidiary Guaranty dated as of December 24, 2020 by Arcosa Materials Holdings, Inc. (incorporated by reference to Exhibit 10.24.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, File No. 001-38494)

10.23.6
Supplement to Subsidiary Guaranty dated as of August 31, 2021 by Arcosa StonePoint, LLC (incorporated by reference to Exhibit 10.1.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, File No. 001-38494)

10.23.7
Supplement to Subsidiary Guaranty dated as of August 31, 2021 by StonePoint Holding, LLC (incorporated by reference to Exhibit 10.1.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, File No. 001-38494)

10.23.8
Supplement to Subsidiary Guaranty dated as of August 31, 2021 by StonePoint Intermediate Holding, LLC (incorporated by reference to Exhibit 10.1.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, File No. 001-38494)

10.23.9
Supplement to Subsidiary Guaranty dated as of August 31, 2021 by StonePoint Materials LLC (incorporated by reference to Exhibit 10.1.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, File No. 001-38494)

10.23.10
Supplement to Subsidiary Guaranty dated as of August 31, 2021 by StonePoint Ultimate Holding, LLC (incorporated by reference to Exhibit 10.1.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, File No. 001-38494)

10.23.11
Amendment Number One to the Amended and Restated Credit Agreement dated March 26, 2021 by and among Arcosa, Inc. as borrower, the lenders thereto, JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, File No. 001-38494)

21	Listing of subsidiaries of Arcosa, Inc. (filed herewith)
23.1	Consent of Ernst & Young LLP (filed herewith)
23.2	Consent of John T. Boyd Company (filed herewith)
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith)
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
95	Mine Safety Disclosure Exhibit (filed herewith)
101.INS	Inline XBRL Instance Document (filed electronically herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Management contracts and compensatory plan arrangements

Item 16. Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCOSA, INC.	By	/s/ Gail M. Peck
Registrant		Gail M. Peck
Chief Financial Officer
February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Antonio Carrillo	President and Chief Executive Officer and Director	February 24, 2022
Antonio Carrillo	(Principal Executive Officer)

/s/ Gail M. Peck	Chief Financial Officer	February 24, 2022
Gail M. Peck	(Principal Financial Officer)

/s/ Mary E. Henderson	Chief Accounting Officer	February 24, 2022
Mary E. Henderson	(Principal Accounting Officer)

/s/ Rhys J. Best	Non-Executive Chairman	February 24, 2022
Rhys J. Best

/s/ Joseph Alvarado	Director	February 24, 2022
Joseph Alvarado

/s/ Jeffrey A. Craig	Director	February 24, 2022
Jeffrey A. Craig

/s/ Ronald J. Gafford	Director	February 24, 2022
Ronald J. Gafford

/s/ John W. Lindsay	Director	February 24, 2022
John W. Lindsay

/s/ Kimberly S. Lubel	Director	February 24, 2022
Kimberly S. Lubel

/s/ Julie A. Piggott	Director	February 24, 2022
Julie A. Piggott

/s/ Douglas L. Rock	Director	February 24, 2022
Douglas L. Rock

/s/ Melanie M. Trent	Director	February 24, 2022
Melanie M. Trent