Form 10-Q
period 2022-03-31
Arcosa, Inc.
filed 2022-04-29
CIK 1739445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At April 14, 2022, the number of shares of common stock outstanding was 48,321,067.

ARCOSA, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Arcosa, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2022	2021

	(in millions)
Revenues	$535.8	$440.4
Operating costs:
Cost of revenues	438.5	361.1
Selling, general, and administrative expenses	62.6	56.4
	501.1	417.5
Total operating profit	34.7	22.9

Interest expense	7.2	2.1
Other, net (income) expense	0.9	0.5
Income before income taxes	26.6	20.3

Provision for income taxes	6.4	4.4

Net income	$20.2	$15.9

Net income per common share:
Basic	$0.42	$0.33
Diluted	$0.41	$0.32
Weighted average number of shares outstanding:
Basic	48.2	48.0
Diluted	48.8	48.8
Dividends declared per common share	$0.05	$0.05

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2022	2021

	(in millions)
Net income	$20.2	$15.9
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.4 and $0.2	1.6	0.5
Reclassification adjustments for losses included in net income, net of tax expense (benefit) of ($0.1) and ($0.1)	0.5	0.4
Currency translation adjustment:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.0 and $0.0	0.1	0.1
	2.2	1.0
Comprehensive income	$22.4	$16.9

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(unaudited)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$88.6	$72.9
Receivables, net of allowance	373.7	310.8
Inventories:
Raw materials and supplies	156.9	150.8
Work in process	64.0	53.6
Finished goods	121.9	120.1
	342.8	324.5
Other	36.5	59.7
Total current assets	841.6	767.9

Property, plant, and equipment, net	1,196.4	1,201.9
Goodwill	938.6	934.9
Intangibles, net	215.9	220.3
Deferred income taxes	12.6	13.2
Other assets	51.7	49.9
	$3,256.8	$3,188.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$228.7	$184.7
Accrued liabilities	140.4	145.9
Advance billings	20.4	18.6
Current portion of long-term debt	14.2	14.8
Total current liabilities	403.7	364.0

Debt	666.4	664.7
Deferred income taxes	137.5	134.0
Other liabilities	71.6	72.1
	1,279.2	1,234.8
Stockholders’ equity:
Common stock – 200.0 shares authorized	0.5	0.5
Capital in excess of par value	1,697.1	1,692.6
Retained earnings	297.3	279.5
Accumulated other comprehensive loss	(17.1)	(19.3)
Treasury stock	(0.2)	—
	1,977.6	1,953.3
	$3,256.8	$3,188.1
See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2022	2021

	(in millions)
Operating activities:
Net income	$20.2	$15.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	37.8	31.4
Stock-based compensation expense	4.4	4.7
Provision for deferred income taxes	5.1	1.3
Gains on disposition of property and other assets	(1.2)	(5.9)
(Increase) decrease in other assets	(1.2)	1.5
Increase (decrease) in other liabilities	(3.0)	(4.0)
Other	0.5	2.2
Changes in current assets and liabilities:
(Increase) decrease in receivables	(69.3)	(31.9)
(Increase) decrease in inventories	(18.2)	(14.7)
(Increase) decrease in other current assets	2.7	(5.4)
Increase (decrease) in accounts payable	44.0	31.6
Increase (decrease) in advance billings	1.8	(16.1)
Increase (decrease) in accrued liabilities	0.9	(10.2)
Net cash provided by operating activities	24.5	0.4

Investing activities:
Proceeds from disposition of property and other assets	20.6	9.5
Capital expenditures	(25.9)	(19.9)
Net cash required by investing activities	(5.3)	(10.4)

Financing activities:
Payments to retire debt	(1.0)	(1.4)
Dividends paid to common stockholders	(2.4)	(2.4)
Purchase of shares to satisfy employee tax on vested stock	(0.1)	(0.1)
Net cash required by financing activities	(3.5)	(3.9)
Net increase (decrease) in cash and cash equivalents	15.7	(13.9)
Cash and cash equivalents at beginning of period	72.9	95.8
Cash and cash equivalents at end of period	$88.6	$81.9

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at December 31, 2020	48.2	$0.5	$1,694.1	$219.7	$(22.1)	—	$—	$1,892.2
Net income	—	—	—	15.9	—	—	—	15.9
Other comprehensive income	—	—	—	—	1.0	—	—	1.0
Cash dividends on common stock	—	—	—	(2.4)	—	—	—	(2.4)
Restricted shares, net	—	—	5.3	—	—	—	(0.7)	4.6
Balances at March 31, 2021	48.2	$0.5	$1,699.4	$233.2	$(21.1)	—	$(0.7)	$1,911.3

Balances at December 31, 2021	48.3	$0.5	$1,692.6	$279.5	$(19.3)	—	$—	$1,953.3
Net income	—	—	—	20.2	—	—	—	20.2
Other comprehensive income	—	—	—	—	2.2	—	—	2.2
Cash dividends on common stock	—	—	—	(2.4)	—	—	—	(2.4)
Restricted shares, net	—	—	4.5	—	—	—	(0.2)	4.3
Balances at March 31, 2022	48.3	$0.5	$1,697.1	$297.3	$(17.1)	—	$(0.2)	$1,977.6

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
The accompanying Consolidated Financial Statements are unaudited and have been prepared from the books and records of Arcosa, Inc. and its consolidated subsidiaries. All normal and recurring adjustments necessary for a fair presentation of the financial position of the Company and the results of operations, comprehensive income/loss, and cash flows have been made in conformity with accounting principles generally accepted in the U.S. (“GAAP”). All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, including the unknown potential duration, spread, severity, and impact of the COVID-19 pandemic, Arcosa's business, financial condition, and results of operations for the three months ended March 31, 2022 may not be indicative of Arcosa's expected business, financial condition, and results of operations for the year ending December 31, 2022.
These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited Consolidated and Combined Financial Statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2021.
Stockholders' Equity
In December 2020, the Company’s Board of Directors (the “Board”) authorized a new $50 million share repurchase program effective January 1, 2021 through December 31, 2022 to replace a program of the same amount that expired on December 31, 2020. For the three months ended March 31, 2022, the Company repurchased no shares. As of March 31, 2022, the Company had a remaining authorization of $40.6 million under the program.
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
Engineered Structures
Within the Engineered Structures segment, revenue is recognized for our wind tower, certain utility structure, and certain storage tank product lines over time as the products are manufactured using an input approach based on the costs incurred relative to the total estimated costs of production. We recognize revenue over time for these products as they are highly customized to the needs of an individual customer resulting in no alternative use to the Company if not purchased by the customer after the contract is executed, and we have the right to bill the customer for our work performed to date plus at least a reasonable profit margin for work performed. As of March 31, 2022, we had a contract asset of $62.9 million related to these contracts, compared to $54.2 million at December 31, 2021, which is included in receivables, net of allowance, within the Consolidated Balance Sheets. The increase in the contract asset is due to timing of deliveries. For all other products, revenue is recognized when the customer has accepted the product and legal title of the product has passed to the customer.

Transportation Products
The Transportation Products segment recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of March 31, 2022 and the percentage of the outstanding performance obligations as of March 31, 2022 expected to be delivered during the remainder of 2022:

	Unsatisfied performance obligations at March 31, 2022
	Total Amount	Percent expected to be delivered in 2022
	(in millions)
Engineered Structures:
Utility, wind, and related structures	$421.0	88%
Storage tanks	$20.9	100%

Transportation Products:
Inland barges	$150.6	72%
Substantially all unsatisfied performance obligations beyond 2022 are expected to be delivered during 2023.
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
Financial Instruments
The Company considers all highly liquid debt instruments to be cash and cash equivalents if purchased with a maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and receivables. The Company places its cash investments in bank deposits and highly-rated money market funds, and its investment policy limits the amount of credit exposure to any one commercial issuer. We seek to limit concentrations of credit risk with respect to receivables with control procedures that monitor the credit worthiness of customers, together with the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected credit losses. Receivable balances determined to be uncollectible are charged against the allowance. To accelerate the conversion to cash, the Company may sell a portion of its trade receivables to a third party. The Company has no continuing involvement or recourse related to these receivables once they are sold, and the impact of these transactions in the Company's Consolidated Statements of Operations for the three months ended March 31, 2022 was not significant. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.

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
Recently issued accounting pronouncements not adopted as of March 31, 2022
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-04, “Reference Rate Reform”, (“ASU 2020-04”), which provides optional guidance for contract modifications, hedging accounting, and other transactions associated with the transition from reference rates that are expected to be discontinued. ASU 2020-04 is effective for all entities upon issuance through December 31, 2022. We continue to evaluate the impact of adoption, but do not expect the guidance to have a material impact on our Consolidated Financial Statements.
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

Note 2. Acquisitions and Divestitures
There was no acquisition activity during the three months ended March 31, 2022.
2021 Acquisitions
In August 2021, we completed the stock acquisition of Southwest Rock Products, LLC and affiliated entities (collectively “Southwest Rock”), a natural aggregates company serving the greater Phoenix metropolitan area, which is included in our Construction Products segment, for a total purchase price of $149.7 million. The acquisition was funded with cash on hand, $100.0 million of borrowings under our revolving credit facility, and a $15.0 million holdback payable to the seller upon the extension of a certain mineral reserve lease. The acquisition was recorded as a business combination based on a preliminary valuation of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs, defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. The preliminary valuation resulted in the recognition of, among others, $63.3 million of goodwill, $51.0 million of mineral reserves, and $28.0 million of property, plant, and equipment in our Construction Products segment. The remaining assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level. We expect to complete our purchase price allocation as soon as reasonably possible, not to exceed one year from the acquisition date. Adjustments to the preliminary purchase price allocation could be material, particularly with respect to our preliminary estimates of mineral reserves and property, plant, and equipment.

On April 9, 2021, we completed the stock acquisition of StonePoint Ultimate Holding, LLC and affiliated entities (collectively “StonePoint”), a top 25 U.S. construction aggregates company, which is included in our Construction Products segment. The purchase price of $372.8 million was funded with proceeds from a private offering of $400.0 million of 4.375% senior unsecured notes that closed on April 6, 2021. See Note 7 Debt for additional information. The acquisition was recorded as a business combination with valuations of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs. The following table represents our final purchase price allocation as of March 31, 2022:

(in millions)
Cash	$1.0
Accounts receivable	18.8
Inventories	20.9
Property, plant, and equipment	68.4
Mineral reserves	198.8
Goodwill	87.2
Customer relationships	7.2
Other assets	10.4
Accounts payable	(7.4)
Accrued liabilities	(10.0)
Deferred income taxes	(9.2)
Other liabilities	(13.3)
Total net assets acquired	$372.8
The goodwill acquired, none of which is tax-deductible, primarily relates to StonePoint's market position and existing workforce. The customer relationships intangible asset was assigned a useful life of 10 years. Revenues and operating profit (loss) included in the Consolidated Statement of Operations were approximately $31.8 million and $(2.4) million during the three months ended March 31, 2022, respectively.
In April 2021, we also completed the acquisition of certain assets and liabilities of a Dallas-Fort Worth, Texas based recycled aggregates business in our Construction Products segment. The purchase price of the acquisition was not significant.
Divestitures
There was no divestiture activity for the three months ended March 31, 2022 and 2021.
On April 25, 2022, the Company entered into an agreement to sell its storage tanks business for $275 million in cash. The storage tanks business, reported within the Engineered Structures segment, is a leading manufacturer of steel pressure tanks for the storage and transportation of propane, ammonia, and other gases serving the residential, commercial, energy, and agricultural markets with operations in the U.S. and Mexico. The transaction is expected to close in the second half of 2022, subject to regulatory approvals in the U.S. and Mexico and other customary closing conditions.

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of March 31, 2022
	Level 1	Level 2	Level 3	Total

	(in millions)
Liabilities:
Interest rate hedge(1)	$—	$1.2	$—	$1.2
Contingent consideration(2)	—	—	6.4	6.4
Total liabilities	$—	$1.2	$6.4	$7.6

	Fair Value Measurement as of December 31, 2021
	Level 1	Level 2	Level 3	Total

	(in millions)
Liabilities:
Interest rate hedge(1)	$—	$3.9	$—	$3.9
Contingent consideration(2)	—	—	6.7	6.7
Total liabilities	$—	$3.9	$6.7	$10.6

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

Note 4. Segment Information
The Company reports operating results in three principal business segments:
Construction Products. The Construction Products segment primarily produces and sells natural and recycled aggregates, specialty materials, and construction site support equipment, including trench shields and shoring products.
Engineered Structures. The Engineered Structures segment primarily manufactures and sells steel structures for infrastructure businesses, including utility structures for electricity transmission and distribution, structural wind towers, traffic structures, and telecommunication structures. These products share similar manufacturing competencies and steel sourcing requirements and can be manufactured across our North American footprint. The segment also manufactures storage and distribution tanks.
Transportation Products. The Transportation Products segment primarily manufactures and sells inland barges, fiberglass barge covers, winches, marine hardware, and steel components for railcars and other transportation and industrial equipment.

The financial information for these segments is shown in the tables below. We operate principally in North America.

	Three Months Ended March 31,
	Revenues		Operating Profit (Loss)
	2022	2021	2022	2021

	(in millions)
Aggregates and specialty materials	$187.9	$135.3
Construction site support	23.6	17.9
Construction Products	211.5	153.2	$16.7	$15.8

Utility, wind, and related structures	190.6	164.0
Storage tanks	59.9	43.0
Engineered Structures	250.5	207.0	28.3	17.5

Inland barges	47.0	57.9
Steel components	26.8	22.3
Transportation Products	73.8	80.2	2.7	4.1

Segment Totals before Eliminations and Corporate	535.8	440.4	47.7	37.4
Corporate	—	—	(13.0)	(14.5)
Eliminations	—	—	—	—
Consolidated Total	$535.8	$440.4	$34.7	$22.9

Note 5. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
	(in millions)
Land	$139.5	$137.3
Mineral reserves	505.4	507.3
Buildings and improvements	305.3	301.0
Machinery and other	990.5	973.9
Construction in progress	49.5	45.4
	1,990.2	1,964.9
Less accumulated depreciation and depletion	(793.8)	(763.0)
	$1,196.4	$1,201.9

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill by segment is as follows:

	March 31, 2022	December 31, 2021
	(in millions)
Construction Products	$464.0	$460.3
Engineered Structures	437.6	437.6
Transportation Products	37.0	37.0
	$938.6	$934.9

The increase in Construction Products goodwill during the three months ended March 31, 2022 is primarily due to measurement period adjustments from the acquisitions of StonePoint and Southwest Rock. See Note 2 Acquisitions and Divestitures.
Intangible Assets
Intangibles, net consisted of the following:

	March 31, 2022	December 31, 2021
	(in millions)
Intangibles with indefinite lives - Trademarks	$34.1	$34.1

Intangibles with definite lives:
Customer relationships	135.5	135.4
Permits	87.5	87.5
Other	3.9	3.9
	226.9	226.8
Less accumulated amortization	(45.1)	(40.6)
	181.8	186.2
Intangible assets, net	$215.9	$220.3

Note 7. Debt
The following table summarizes the components of debt as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(in millions)
Revolving credit facility	$125.0	$125.0
Term loan	144.4	144.4
Senior notes	400.0	400.0
Finance leases (see Note 8 Leases)	17.2	16.3
	686.6	685.7
Less: unamortized debt issuance costs	(6.0)	(6.2)
Total debt	$680.6	$679.5

Revolving Credit Facility and Term Loan
On November 1, 2018, the Company entered into a $400.0 million unsecured revolving credit facility that was scheduled to mature in November 2023. On January 2, 2020, the Company entered into an Amended and Restated Credit Agreement to increase the revolving credit facility to $500.0 million and add a term loan facility of $150.0 million, in each case with a maturity date of January 2, 2025. The entire term loan was advanced on January 2, 2020. As of March 31, 2022, the term loan had a remaining balance of $144.4 million.

On August 4, 2021, we borrowed an additional $100.0 million under our revolving credit facility to fund, in part, the acquisition of Southwest Rock. As of March 31, 2022, we had $125.0 million of outstanding loans borrowed under the revolving credit facility, and there were approximately $28.5 million of letters of credit issued, leaving $346.5 million available. Of the outstanding letters of credit as of March 31, 2022, $27.9 million are expected to expire in 2022, with the remainder in 2023. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year.
The interest rates under the revolving credit facility and term loan are variable based on LIBOR or an alternate base rate plus a margin. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on the Company’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing ranges from 1.25% to 2.00% and was set at LIBOR plus 1.75% as of March 31, 2022. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.30% at March 31, 2022.
The Company's revolving credit and term loan facilities require the maintenance of certain ratios related to leverage and interest coverage. As of March 31, 2022, we were in compliance with all such financial covenants. Borrowings under the credit agreement are guaranteed by certain wholly-owned subsidiaries of the Company.
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
As of March 31, 2022, the Company had $1.2 million of unamortized debt issuance costs related to the revolving credit facility, which are included in other assets on the Consolidated Balance Sheet.
Senior Notes
On April 6, 2021, the Company issued $400.0 million aggregate principal amount of 4.375% senior notes (the “Notes”) that mature in April 2029. Interest on the Notes is payable semiannually. The Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by each of the Company’s domestic subsidiaries that is a guarantor under our revolving credit and term loan facilities. The terms of the indenture governing the Notes, among other things, limit the ability of the Company and each of its subsidiaries to create liens on assets, enter into sale and leaseback transactions, and consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries. The terms of the indenture also limit the ability of the Company’s non-guarantor subsidiaries to incur certain types of debt.
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
The estimated fair value of the Notes as of March 31, 2022 was $380.4 million based on a quoted market price in a market with little activity (Level 2 input).
In connection with the issuance of the Notes, the Company paid $6.6 million of debt issuance costs.
The remaining principal payments under existing debt agreements as of March 31, 2022 are as follows:

	2022	2023	2024	2025	2026	Thereafter

	(in millions)
Revolving credit facility	$—	$—	$—	$125.0	$—	$—
Term loan	7.5	8.5	8.4	120.0	—	—
Senior notes	—	—	—	—	—	400.0

Interest rate hedges
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in 2023, to reduce the effect of changes in the variable interest rates associated with borrowings under the Amended and Restated Credit Agreement. The instrument carried an initial notional amount of $100 million, thereby hedging the first $100 million of borrowings. The instrument effectively fixes the LIBOR component of borrowings at a monthly rate of 2.71%. As of March 31, 2022, the Company has recorded a liability of $1.2 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive loss. See Note 3 Fair Value Accounting.

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
Future minimum lease payments for operating and finance lease obligations as of March 31, 2022 consisted of the following:

	Operating Leases	Finance Leases
	(in millions)
2022 (remaining)	$5.9	$6.1
2023	4.6	4.7
2024	4.0	4.6
2025	3.3	2.8
2026	2.2	—
Thereafter	8.4	—
Total undiscounted future minimum lease obligations	28.4	18.2
Less imputed interest	(4.3)	(1.0)
Present value of net minimum lease obligations	$24.1	$17.2

The following table summarizes our operating and finance leases and their classification within the Consolidated Balance Sheet.

	March 31, 2022	December 31, 2021

	(in millions)
Assets
Operating - Other assets	$21.2	$20.9
Finance - Property, plant, and equipment, net	17.5	16.9
Total lease assets	38.7	37.8

Liabilities
Current
Operating - Accrued liabilities	4.9	4.8
Finance - Current portion of long-term debt	6.7	6.3
Non-current
Operating - Other liabilities	19.2	19.1
Finance - Debt	10.5	10.0
Total lease liabilities	$41.3	$40.2

Note 9. Other, Net
Other, net (income) expense consists of the following items:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Interest income	$(0.1)	$—
Foreign currency exchange transactions	1.0	0.6
Other	—	(0.1)
Other, net (income) expense	$0.9	$0.5

Note 10. Income Taxes
For interim income tax reporting, we estimate our annual effective tax rate and apply it to our year to date ordinary income (loss). Tax jurisdictions with a projected or year to date loss for which a tax benefit cannot be realized are excluded. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. We have open tax years from 2014 to 2021 with various significant tax jurisdictions.
Our effective tax rates of 24.1% and 21.7% for the three months ended March 31, 2022 and 2021, respectively, which differed from than the U.S. federal statutory rate of 21.0% due to state income taxes, compensation-related items, and foreign disallowed deductions offset by benefits from statutory depletion deductions.
In response to the COVID-19 pandemic, on March 27, 2020 the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes certain tax relief and benefits that may impact the Company. As of March 31, 2022, the Company has deferred $5.4 million in payroll-related taxes in accordance with the provisions of the CARES Act.

Note 11. Employee Retirement Plans
Total employee retirement plan expense, which includes related administrative expenses, is as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Defined contribution plans	$3.2	$2.7
Multiemployer plan	0.4	0.4
	$3.6	$3.1

The Company contributes to a multiemployer defined benefit plan under the terms of a collective-bargaining agreement that covers certain union-represented employees at one of the facilities of Meyer Utility Structures, a subsidiary of Arcosa. The Company contributed $0.4 million to the multiemployer plan for the three months ended March 31, 2022 and 2021. Total contributions to the multiemployer plan for 2022 are expected to be approximately $1.5 million.

Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended March 31, 2022 and 2021 are as follows:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Accumulated other comprehensive loss

	(in millions)
Balances at December 31, 2020	$(16.6)	$(5.5)	$(22.1)
Other comprehensive income (loss), net of tax, before reclassifications	0.1	0.5	0.6
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, ($0.1), and ($0.1)	—	0.4	0.4
Other comprehensive income (loss)	0.1	0.9	1.0
Balances at March 31, 2021	$(16.5)	$(4.6)	$(21.1)

Balances at December 31, 2021	$(16.3)	$(3.0)	$(19.3)
Other comprehensive income (loss), net of tax, before reclassifications	0.1	1.6	1.7
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, ($0.1), and ($0.1)	—	0.5	0.5
Other comprehensive income (loss)	0.1	2.1	2.2
Balances at March 31, 2022	$(16.2)	$(0.9)	$(17.1)

Note 13. Stock-Based Compensation
Stock-based compensation totaled approximately $4.4 million and $4.7 million for the three months ended March 31, 2022 and 2021, respectively.

Note 14. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income remaining after allocation to unvested restricted shares, which includes unvested restricted shares of Arcosa stock held by employees of the Former Parent, by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted earnings per common share includes the weighted average net impact of nonparticipating unvested restricted shares. Total weighted average restricted shares were 1.6 million and 1.8 million shares for the three months ended March 31, 2022 and 2021, respectively.
The computation of basic and diluted earnings per share follows.

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income	$20.2			$15.9
Unvested restricted share participation	(0.1)			(0.1)
Net income per common share – basic	20.1	48.2	$0.42	15.8	48.0	$0.33
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.6		—	0.8
Net income per common share – diluted	$20.1	48.8	$0.41	$15.8	48.8	$0.32

Note 15. Contingencies
The Company is involved in claims and lawsuits incidental to our business arising from various matters including commercial disputes, alleged product defect and/or warranty claims, intellectual property matters, personal injury claims, environmental issues, employment and/or workplace-related matters, and various governmental regulations. At March 31, 2022, the range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $0.3 million to $0.4 million.
The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when probable losses can be reasonably estimated. At March 31, 2022, total accruals of $1.0 million are included in accrued liabilities in the accompanying Consolidated Balance Sheet. The Company believes any additional liability from such claims and suits would not be material to its financial position or results of operations.
Arcosa is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment. The Company has reserved $0.9 million as of March 31, 2022, included in our total accruals of $1.0 million discussed above, to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties.

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
•Results of Operations
•Liquidity and Capital Resources
•Recent Accounting Pronouncements
•Forward-Looking Statements
Our MD&A should be read in conjunction with the Consolidated Financial Statements of Arcosa, Inc. and its consolidated subsidiaries (“Arcosa,” “Company,” “we,” or “our”) and related Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Consolidated and Combined Financial Statements and related Notes in Item 8, “Financial Statements and Supplementary Data”, of our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report on Form 10-K”).

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
Potential Impact of COVID-19 on our Business
Our highest priority is the health and safety of our employees and communities. We are committed to safety across our operations. Our businesses support critical infrastructure sectors and our plants have continued to operate throughout the COVID-19 pandemic. If one or more of Arcosa’s facilities become subject to governmental ordered closure, voluntary temporary closure, closure from a COVID-19 outbreak within the facility, or other COVID-19 related reason, the business, liquidity and financial condition, and results of operations for Arcosa could be adversely affected.
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

In addition to the extensive health and safety protocols already in place across our plants, we estimate that we are incurring less than $500 thousand per quarter of incremental costs related to COVID-19. We do not anticipate that the enhanced health and safety protocols will have a material impact on the productivity of our plants.
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
Market Outlook
•Within our Construction Products segment, our natural and recycled aggregates businesses have remained resilient, particularly in Texas, when seasonal weather conditions have been normal, and where states have reopened for business. We did experience a softening of demand for our specialty materials and shoring products businesses beginning in 2020 following the COVID-19 outbreak, but have largely recovered to pre-pandemic demand levels in 2022. The outlook for public and private construction activity has improved driven by strong residential demand and increased infrastructure spending. We are focused on managing inflationary pressures related to fuel and labor costs through proactive price increases.
•Within our Engineered Structures segment, our backlog as of March 31, 2022 provides a healthy level of production visibility for 2022. Our customers remain committed to taking delivery of these orders. In utility structures, order and inquiry activity continues to be strong, as customers remain focused on grid hardening and reliability initiatives. The demand outlook for traffic and telecom structures also remains positive. In the third quarter of 2021, we received wind tower orders of $174 million providing a base level of production visibility for 2022. Long-term expectations for the wind industry are favorable; however, uncertainty pertaining to the level of Production Tax Credit ("PTC") support and high steel prices are negatively impacting near-term expectations. In the fourth quarter of 2021, we idled our Clinton, Illinois wind tower facility in anticipation of lower volumes in 2022. Order and inquiry activity in the storage tank business is very strong, after taking a pause initially at the onset of COVID-19 as certain customers deferred new tank installations.
•Within our Transportation Products segment, our backlog for inland barges as of March 31, 2022 of $150.6 million provides a base level of production visibility into 2023. Our customers remain committed to taking delivery of these orders. Barge order levels fell sharply at the onset of the pandemic and ensuing high steel prices further negatively impacted demand throughout 2021. To align with lower expected production levels in 2022, we have reduced our capacity in our two active barge operating plants and completed the idling of our Madisonville, Louisiana facility in the fourth quarter of 2021 to further reduce our cost structure. The underlying fundamentals for a dry barge replacement cycle remain in place as the fleet continues to age, new builds have not kept pace with scrapping, and utilization rates are high. In the first quarter of 2022, we received orders of approximately $105 million, primarily for hopper barges. These orders fill our planned production capacity for 2022 and extend our backlog into 2023 as we remain flexible for an anticipated market recovery. Demand for steel components, which was softening pre-COVID-19 due to a weakening North American rail transportation market, is increasing as the outlook for the new railcar market has improved due to increased railcar loadings, improved utilization, and replacement needs.
Executive Overview
Recent Developments
On April 25, 2022, the Company entered into an agreement to sell its storage tanks business for $275 million in cash. The storage tanks business, reported within the Engineered Structures segment, is a leading manufacturer of steel pressure tanks for the storage and transportation of propane, ammonia, and other gases serving the residential, commercial, energy, and agricultural markets with operations in the U.S. and Mexico. The transaction is expected to close in the second half of 2022, subject to regulatory approvals in the U.S. and Mexico and other customary closing conditions.
Financial Operations and Highlights
•Revenues for the three months ended March 31, 2022 increased by 21.7% to $535.8 million as increased revenues in Construction Product and Engineered Structures were partially offset by decreased volumes in Transportation Products.

•Operating profit for the three months ended March 31, 2022 totaled $34.7 million representing an increase of $11.8 million from the same period in 2021. For the quarter, higher operating profit in Construction Products and Engineered Structures was partially offset by lower operating profit in Transportation Products.
•Selling, general, and administrative expenses increased by 11.0% for the three months ended March 31, 2022 when compared to the prior year period largely due to increased costs from recently acquired businesses. As a percentage of revenue, selling, general, and administrative expenses decreased to 11.7% for the three months ended March 31, 2022, compared to 12.8% for the same period in 2021.
•The effective tax rate for the three months ended March 31, 2022 was 24.1%, compared to 21.7% for the same period in 2021. The increase in the tax rate is primarily due to increased state taxes, foreign adjustments, and disallowed compensation deductions in the current period. See Note 10 Income Taxes of the Consolidated Financial Statements.
•Net income for the three months ended March 31, 2022 was $20.2 million compared to $15.9 million for the same period in 2021.
Our Engineered Structures and Transportation Products segments operate in cyclical industries. Additionally, results in our Construction Products segment are affected by weather and seasonal fluctuations with the second and third quarters historically being the quarters with the highest revenues.
Unsatisfied Performance Obligations (Backlog)
As of March 31, 2022, December 31, 2021, and March 31, 2021, our unsatisfied performance obligations, or backlog, were as follows:

	March 31, 2022	December 31, 2021	March 31, 2021

	(in millions)
Engineered Structures:
Utility, wind, and related structures	$421.0	$437.5	$379.5
Storage tanks	20.9	22.0	30.7

Transportation Products:
Inland barges	$150.6	$92.7	$133.2
Approximately 88% of the unsatisfied performance obligations for our utility, wind, and related structures in our Engineered Structures segment are expected to be delivered during 2022, with substantially all of the remainder expected to be delivered during 2023. All of the unsatisfied performance obligations for our storage tanks business in our Engineered Structures segment are expected to be delivered during 2022. Approximately 72% of unsatisfied performance obligations for inland barges in our Transportation Products segment are expected to be delivered during 2022, with the remainder expected to be delivered during 2023.

Results of Operations
Overall Summary
Revenues

	Three Months Ended March 31,
	2022	2021	Percent Change
	(in millions)
Construction Products	$211.5	$153.2	38.1%
Engineered Structures	250.5	207.0	21.0
Transportation Products	73.8	80.2	(8.0)
Segment Totals before Eliminations	535.8	440.4	21.7
Eliminations	—	—
Consolidated Total	$535.8	$440.4	21.7
Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021
•Revenues increased by 21.7%.
•Revenues from Construction Products increased primarily due to higher volumes from acquired businesses as well as increased pricing and strong demand in our legacy businesses.
•Revenues from Engineered Structures increased primarily due to increased pricing in all product lines driven by higher steel prices.
•Revenues from Transportation Products decreased primarily due to lower volumes in inland barge, partially offset by higher volumes in steel components.
Operating Costs

	Three Months Ended March 31,
	2022	2021	Percent Change
	(in millions)
Construction Products	$194.8	$137.4	41.8%
Engineered Structures	222.2	189.5	17.3
Transportation Products	71.1	76.1	(6.6)
Segment Totals before Eliminations and Corporate Expenses	488.1	403.0	21.1
Corporate	13.0	14.5	(10.3)
Eliminations	—	—
Consolidated Total	$501.1	$417.5	20.0

Depreciation, depletion, and amortization(1)	$37.8	$31.4	20.4
(1) Depreciation, depletion, and amortization are components of operating costs.
Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021
•Operating costs increased by 20.0%.
•Cost of revenues for Construction Products increased primarily due to higher volumes from acquired businesses, including the impact of additional depreciation, depletion, and amortization expense.
•Cost of revenues for Engineered Structures increased primarily due to higher steel prices.
•Cost of revenues for Transportation Products decreased primarily due to lower barge volumes, partially offset by higher steel component volumes.
•Depreciation, depletion, and amortization increased primarily due to recent acquisitions, including the fair value mark up of long-lived assets.
•Selling, general, and administrative expenses, including Corporate expenses, increased 11.0% largely due to increased costs from recently acquired businesses. As a percentage of revenues, selling, general, and administrative expenses decreased to 11.7% for the three months ended March 31, 2022, compared to 12.8% for the same period in 2021.

Operating Profit (Loss)

	Three Months Ended March 31,
	2022	2021	Percent Change
	(in millions)
Construction Products	$16.7	$15.8	5.7%
Engineered Structures	28.3	17.5	61.7
Transportation Products	2.7	4.1	(34.1)
Segment Totals before Corporate Expenses	47.7	37.4	27.5
Corporate	(13.0)	(14.5)	(10.3)
Consolidated Total	$34.7	$22.9	51.5
Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021
•Operating profit increased by 51.5%.
•Operating profit in Construction Products increased primarily due to higher revenues, partially offset by higher depreciation, depletion, and amortization expense.
•Operating profit in Engineered Structures increased primarily due to higher revenues and improved margins in our utility structures business.
•Operating profit in Transportation Products decreased primarily due to overall lower volumes.

For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.
Other Income and Expense
Other, net (income) expense consists of the following items:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Interest income	$(0.1)	$—
Foreign currency exchange transactions	1.0	0.6
Other	—	(0.1)
Other, net (income) expense	$0.9	$0.5

Income Taxes
The provision for income taxes results in effective tax rates that differ from the statutory rates. The Company's effective tax rate for the three months ended March 31, 2022 was 24.1% compared to 21.7% for the same period in 2021. The increase in the tax rate is primarily due to increased foreign adjustments and disallowed compensation deductions in addition to a one-time benefit from state tax law changes in prior period.
Our effective tax rate reflects the Company's estimate for its state income tax expense, excess tax benefits related to equity compensation, and the impact of foreign tax benefits. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of income taxes.
In response to the COVID-19 pandemic, on March 27, 2020 the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes certain tax relief and benefits that may impact the Company. As of March 31, 2022, the Company has deferred $5.4 million in payroll-related taxes in accordance with the provisions of the CARES Act that we expect to pay during the year ended December 31, 2022.

Segment Discussion
Construction Products

	Three Months Ended March 31,
	2022	2021	Percent
	($ in millions)		Change
Revenues:
Aggregates and specialty materials	$187.9	$135.3	38.9%
Construction site support	23.6	17.9	31.8
Total revenues	211.5	153.2	38.1

Operating costs:
Cost of revenues	168.8	118.9	42.0
Selling, general, and administrative expenses	26.0	18.5	40.5
Operating profit	$16.7	$15.8	5.7

Depreciation, depletion, and amortization(1)	$24.6	$17.1	43.9
(1) Depreciation, depletion, and amortization are components of operating profit.
Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021
•Revenues increased 38.1% primarily driven by recent acquisitions, which on a combined basis increased segment revenues by approximately 30%. The additional increase in revenues was driven by higher pricing and volumes in our recycled aggregates and specialty materials businesses as well as increased volumes and higher steel prices in our construction site support business.
•Revenues in our legacy natural aggregates business increased slightly compared to the prior year period as strong pricing gains and volume increases were partially offset by anticipated volume declines in Central Texas.
•Cost of revenues increased 42.0% due to higher volumes from recently acquired businesses and strong demand in our legacy businesses. Cost of revenues also increased due to higher depreciation, depletion, and amortization expense from acquired businesses. As a percent of revenues, cost of revenues in our legacy businesses decreased slightly despite higher fuel prices and other inflationary-related increases.
•Selling, general, and administrative costs increased 40.5% primarily due to additional costs from acquired businesses. Selling, general, and administrative costs in the legacy businesses were slightly lower than the previous period as a percent of revenues.
•Operating profit increased 5.7% due to higher revenues, partially offset by higher depreciation, depletion, and amortization expense.
•Depreciation, depletion, and amortization expense increased primarily due to recently acquired businesses, including the impact of the fair value mark up of long-lived assets.

Engineered Structures

	Three Months Ended March 31,
	2022	2021	Percent

	($ in millions)		Change
Revenues:
Utility, wind, and related structures	$190.6	$164.0	16.2%
Storage tanks	59.9	43.0	39.3
Total revenues	250.5	207.0	21.0

Operating costs:
Cost of revenues	204.1	171.1	19.3
Selling, general, and administrative expenses	18.1	18.4	(1.6)
Operating profit	$28.3	$17.5	61.7

Depreciation and amortization(1)	$8.0	$8.4	(4.8)
(1) Depreciation and amortization are components of operating profit.
Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021
•Revenues increased 21.0% primarily due to increased pricing across all product lines, partially offset by lower wind tower volumes.
•Cost of revenues increased 19.3% primarily driven by higher steel input prices, partially offset by lower wind tower volumes. Cost of revenues also increased due to a gain of $3.9 million recognized on the sale of a non-operating facility in the prior period.
•Selling, general, and administrative costs were substantially unchanged and decreased as a percentage of revenues to 7.2% compared to 8.9% in the prior period.
•Operating profit increased 61.7% primarily due to higher revenues and improved margins in our utility structures businesses and improved pricing in our storage tanks business.

Unsatisfied Performance Obligations (Backlog)
As of March 31, 2022, the backlog for utility, wind, and related structures was $421.0 million, compared to $437.5 million and $379.5 million as of December 31, 2021 and March 31, 2021, respectively. Approximately 88% of these unsatisfied performance obligations are expected to be delivered during the year ending December 31, 2022 with substantially all of the remainder expected to be delivered in 2023. Future wind tower orders are subject to uncertainty as PTC eligibility for new wind farm projects is currently in a phase-out period that extends until 2025, and there is currently no PTC in place for new wind farm projects commencing in 2022 or beyond. Pricing of orders and individual order quantities reflect a market transitioning from PTC incentives. As of March 31, 2022, the backlog for our storage tank business was $20.9 million, all of which is expected to be delivered during the year ending December 31, 2022.

Transportation Products

	Three Months Ended March 31,
	2022	2021	Percent
	($ in millions)		Change
Revenues:
Inland barges	$47.0	$57.9	(18.8)%
Steel components	26.8	22.3	20.2
Total revenues	73.8	80.2	(8.0)

Operating costs:
Cost of revenues	65.6	71.1	(7.7)
Selling, general, and administrative expenses	5.5	5.0	10.0
Operating profit	$2.7	$4.1	(34.1)

Depreciation and amortization (1)	$3.9	$4.6	(15.2)
(1) Depreciation and amortization are components of operating profit.
Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021
•Revenues decreased 8.0%. Reflecting weakened demand conditions from the COVID-19 pandemic and increased steel prices, revenues from inland barges decreased 18.8% driven by lower tank barge deliveries, partially offset by a slight increase in hopper barge deliveries. Steel component revenues increased 20.2% due to increased deliveries resulting from improving demand conditions in the North American railcar market.
•Cost of revenues decreased 7.7% driven by lower tank barge volumes, partially offset by higher steel component volumes.
•Selling, general, and administrative costs increased as a percentage of revenue to 7.5% compared to 6.2% in the prior period on lower volumes.
•Operating profit decreased 34.1% due to overall lower volumes.

Unsatisfied Performance Obligations (Backlog)
As of March 31, 2022, the backlog for inland barges was $150.6 million, compared to $92.7 million and $133.2 million as of December 31, 2021 and March 31, 2021, respectively. Approximately 72% of unsatisfied performance obligations for inland barges are expected to be delivered during the year ending December 31, 2022 with the remainder expected to be delivered in 2023.

Corporate

	Three Months Ended March 31,
	2022	2021	Percent
	(in millions)		Change
Corporate overhead costs	$13.0	$14.5	(10.3)%

Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021
•Corporate overhead costs decreased 10.3% for the three months ended March 31, 2022 primarily due to lower acquisition and divestiture-related expenses of $0.9 million in current period, compared to $1.7 million for the same period in 2021.
•We estimate full-year corporate costs of approximately $13-14 million per quarter for the remainder of 2022, excluding non-recurring acquisition and divestiture-related expenses. We estimate full-year acquisition and divestiture-related expenses of approximately $7.5-8.5 million.

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
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(in millions)
Total cash provided by (required by):
Operating activities	$24.5	$0.4
Investing activities	(5.3)	(10.4)
Financing activities	(3.5)	(3.9)
Net increase (decrease) in cash and cash equivalents	$15.7	$(13.9)
Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2022 was $24.5 million compared to $0.4 million for the three months ended March 31, 2021.
•The changes in current assets and liabilities resulted in a net use of cash of $38.1 million for the three months ended March 31, 2022 compared to a net use of cash of $46.7 million for the three months ended March 31, 2021. The current year activity was primarily driven by increased receivables and inventories due to increased volumes and higher steel prices, partially offset by increases in accounts payable.
Investing Activities. Net cash required by investing activities for the three months ended March 31, 2022 was $5.3 million compared to $10.4 million for the three months ended March 31, 2021.
•Capital expenditures for the three months ended March 31, 2022 were $25.9 million compared to $19.9 million for the same period last year. Full-year capital expenditures are expected to be approximately $120 to $140 million in 2022. We expect maintenance capital expenditures of approximately $90 million and capital expenditures related to additional growth to be $30 to $50 million in 2022.
•Proceeds from the sale of property, plant, and equipment and other assets totaled $20.6 million for the three months ended March 31, 2022, compared to $9.5 million for the same period in 2021.
•There was no acquisition or divestiture activity for the three months ended March 31, 2022 and 2021.
Financing Activities. Net cash required by financing activities during the three months ended March 31, 2022 was $3.5 million compared to net cash required by financing activities of $3.9 million for the same period in 2021.
Other Investing and Financing Activities
Revolving Credit Facility and Senior Notes
On January 2, 2020, the Company entered into an Amended and Restated Credit Agreement to increase the revolving credit facility to $500.0 million and added a term loan facility of $150.0 million, in each case with a maturity date of January 2, 2025. The entire term loan was advanced on January 2, 2020. As of March 31, 2022, the term loan had a remaining balance of $144.4 million.
As of March 31, 2022, we had $125.0 million of outstanding loans borrowed under the revolving credit facility and there were approximately $28.5 million of letters of credit issued, leaving $346.5 million available for borrowing.
The interest rates under the revolving credit facility and term loan are variable based on LIBOR or an alternate base rate plus a margin. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on Arcosa’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing ranges from 1.25% to 2.00% and was set at LIBOR plus 1.75% as of March 31, 2022. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.30% as of March 31, 2022.

The Company's revolving credit and term loan facilities require the maintenance of certain ratios related to leverage and interest coverage. As of March 31, 2022, we were in compliance with all such financial covenants. Borrowings under the credit agreement are guaranteed by certain wholly-owned subsidiaries of the Company.
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
On April 6, 2021, the Company issued $400.0 million aggregate principal amount of 4.375% senior notes (the “Notes”) that mature in April 2029. Interest on the Notes is payable semiannually. The Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by each of the Company’s domestic subsidiaries that is a guarantor under our revolving credit and term loan facilities.
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
Dividends and Repurchase Program
In March 2022, the Company declared a quarterly cash dividend of $0.05 per share that was paid on April 29, 2022.
In December 2020, the Company’s Board of Directors authorized a new $50 million share repurchase program effective January 1, 2021 through December 31, 2022 to replace a program of the same amount that expired on December 31, 2020. Under the program, the Company repurchased no shares during the three months ended March 31, 2022. As of March 31, 2022, the Company had a remaining authorization of $40.6 million under the program. See Note 1 of the Notes to the Consolidated Financial Statements.
Derivative Instruments
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in 2023, to reduce the effect of changes in the variable interest rates associated with borrowings under the Amended and Restated Credit Agreement. The instrument carried an initial notional amount of $100.0 million, thereby hedging the first $100.0 million of borrowings. The instrument effectively fixes the LIBOR component of the borrowings at a monthly rate of 2.71%. As of March 31, 2022, the Company has recorded a liability of $1.2 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive loss. See Note 3 and Note 7 of the Notes to the Consolidated Financial Statements.

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
•our ability to identify, consummate, or integrate acquisitions of new businesses or products, or divest any business;
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
•our ability to mitigate against cybersecurity incidents, including ransomware, malware, phishing emails, and other electronic security threats;
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

Any forward-looking statement speaks only as of the date on which such statement is made. Arcosa undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. For a discussion of risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see Item 1A, “Risk Factors” in our 2021 Annual Report on Form 10-K and future Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2021 as set forth in our 2021 Annual Report on Form 10-K. See Note 9 of the Notes to Consolidated Financial Statements for the impact of foreign exchange rate fluctuations for the three months ended March 31, 2022.

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

PART II

Item 1. Legal Proceedings
See Note 15 of the Consolidated Financial Statements regarding legal proceedings.

Item 1A. Risk Factors
There have been no material changes in the Company's risk factors from those set forth in our 2021 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended March 31, 2022:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2022 through January 31, 2022	611	$52.58	—	$40,625,892
February 1, 2022 through February 28, 2022	355	$44.17	—	$40,625,892
March 1, 2022 through March 31, 2022	992	$57.41	—	$40,625,892
Total	1,958	$53.50	—	$40,625,892

(1)     These columns include the following transactions during the three months ended March 31, 2022: (i) the surrender to the Company of 1,958 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of no shares of common stock on the open market as part of the stock repurchase program.
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
10.1
Arcosa, Inc. 2022 Change in Control Severance Plan, dated March 3, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 7, 2022, File No. 001-38494).

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
April 29, 2022