Form 10-Q
period 2022-06-30
Arcosa, Inc.
filed 2022-08-04
CIK 1739445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At July 15, 2022, the number of shares of common stock outstanding was 48,357,261.

ARCOSA, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Arcosa, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions)
Revenues	$602.8	$515.1	$1,138.6	$955.5
Operating costs:
Cost of revenues	479.3	417.4	917.8	778.5
Selling, general, and administrative expenses	66.3	66.4	128.9	122.8
	545.6	483.8	1,046.7	901.3
Total operating profit	57.2	31.3	91.9	54.2

Interest expense	7.7	6.6	14.9	8.7
Other, net (income) expense	0.4	(0.3)	1.3	0.2
Income before income taxes	49.1	25.0	75.7	45.3

Provision for income taxes	10.1	4.2	16.5	8.6

Net income	$39.0	$20.8	$59.2	$36.7

Net income per common share:
Basic	$0.80	$0.43	$1.22	$0.76
Diluted	$0.79	$0.43	$1.21	$0.75
Weighted average number of shares outstanding:
Basic	48.3	48.1	48.2	48.0
Diluted	48.6	48.6	48.6	48.5
Dividends declared per common share	$0.05	$0.05	$0.10	$0.10

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions)
Net income	$39.0	$20.8	$59.2	$36.7
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.2, $0.0, $0.6 and $0.2	0.7	0.3	2.3	0.8
Reclassification adjustments for losses included in net income, net of tax expense (benefit) of ($0.1), ($0.1), ($0.2) and ($0.2)	0.3	0.3	0.8	0.7
Currency translation adjustment:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.0, $0.1, $0.0 and $0.1	(0.2)	0.2	(0.1)	0.3
	0.8	0.8	3.0	1.8
Comprehensive income	$39.8	$21.6	$62.2	$38.5

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(unaudited)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$77.0	$72.9
Receivables, net of allowance	350.1	310.8
Inventories:
Raw materials and supplies	135.7	150.8
Work in process	53.0	53.6
Finished goods	107.2	120.1
	295.9	324.5
Assets held for sale	116.9	20.4
Other	31.4	39.3
Total current assets	871.3	767.9

Property, plant, and equipment, net	1,178.3	1,201.9
Goodwill	950.9	934.9
Intangibles, net	266.8	220.3
Deferred income taxes	11.6	13.2
Other assets	58.4	49.9
	$3,337.3	$3,188.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$220.2	$184.7
Accrued liabilities	123.9	145.9
Advance billings	14.0	18.6
Liabilities held for sale	44.7	—
Current portion of long-term debt	13.6	14.8
Total current liabilities	416.4	364.0

Debt	699.4	664.7
Deferred income taxes	148.2	134.0
Other liabilities	77.3	72.1
	1,341.3	1,234.8
Stockholders’ equity:
Common stock – 200.0 shares authorized	0.5	0.5
Capital in excess of par value	1,703.1	1,692.6
Retained earnings	333.7	279.5
Accumulated other comprehensive loss	(16.3)	(19.3)
Treasury stock	(25.0)	—
	1,996.0	1,953.3
	$3,337.3	$3,188.1
See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2022	2021

	(in millions)
Operating activities:
Net income	$59.2	$36.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	77.3	68.0
Stock-based compensation expense	10.1	8.8
Provision for deferred income taxes	12.3	6.1
Gains on disposition of property and other assets	(4.8)	(5.3)
(Increase) decrease in other assets	2.9	2.8
Increase (decrease) in other liabilities	(16.4)	(12.1)
Other	1.0	(1.6)
Changes in current assets and liabilities:
(Increase) decrease in receivables	(75.0)	(29.4)
(Increase) decrease in inventories	(17.4)	(38.7)
(Increase) decrease in other current assets	7.6	(4.1)
Increase (decrease) in accounts payable	55.3	49.8
Increase (decrease) in advance billings	(4.6)	(23.1)
Increase (decrease) in accrued liabilities	3.7	(6.8)
Net cash provided by operating activities	111.2	51.1

Investing activities:
Proceeds from disposition of property and other assets	29.2	11.1
Capital expenditures	(52.9)	(41.5)
Acquisitions, net of cash acquired	(75.0)	(388.7)
Net cash required by investing activities	(98.7)	(419.1)

Financing activities:
Payments to retire debt	(56.3)	(1.9)
Proceeds from issuance of debt	80.0	400.0
Shares repurchased	(15.0)	(4.4)
Dividends paid to common stockholders	(5.0)	(4.9)
Purchase of shares to satisfy employee tax on vested stock	(9.7)	(9.7)
Debt issuance costs	—	(6.6)
Net cash required by financing activities	(6.0)	372.5
Net increase (decrease) in cash and cash equivalents	6.5	4.5
Cash and cash equivalents at beginning of period	72.9	95.8
Cash and cash equivalents at end of period(1)	$79.4	$100.3

(1) Ending cash as of June 30, 2022 includes $2.4 million of cash presented within assets held for sale on the consolidated balance sheet.

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at March 31, 2021	48.2	$0.5	$1,699.4	$233.2	$(21.1)	—	$(0.7)	$1,911.3
Net income	—	—	—	20.8	—	—	—	20.8
Other comprehensive income	—	—	—	—	0.8	—	—	0.8
Cash dividends on common stock	—	—	—	(2.5)	—	—	—	(2.5)
Restricted shares, net	0.4	—	4.1	—	—	(0.1)	(9.6)	(5.5)
Shares repurchased	—	—	—	—	—	(0.1)	(4.4)	(4.4)
Retirement of treasury stock	(0.2)	—	(14.7)	—	—	0.2	14.7	—
Balances at June 30, 2021	48.4	$0.5	$1,688.8	$251.5	$(20.3)	—	$—	$1,920.5

Balances at March 31, 2022	48.3	$0.5	$1,697.1	$297.3	$(17.1)	—	$(0.2)	$1,977.6
Net income	—	—	—	39.0	—	—	—	39.0
Other comprehensive income	—	—	—	—	0.8	—	—	0.8
Cash dividends on common stock	—	—	—	(2.6)	—	—	—	(2.6)
Restricted shares, net	0.6	—	6.0	—	—	(0.2)	(9.8)	(3.8)
Shares repurchased	—	—	—	—	—	(0.3)	(15.0)	(15.0)
Retirement of treasury stock	—	—	—	—	—	—	—	—
Balances at June 30, 2022	48.9	$0.5	$1,703.1	$333.7	$(16.3)	(0.5)	$(25.0)	$1,996.0

Balances at December 31, 2020	48.2	$0.5	$1,694.1	$219.7	$(22.1)	—	$—	$1,892.2
Net income	—	—	—	36.7	—	—	—	36.7
Other comprehensive income	—	—	—	—	1.8	—	—	1.8
Cash dividends on common stock	—	—	—	(4.9)	—	—	—	(4.9)
Restricted shares, net	0.4	—	9.4	—	—	(0.1)	(10.3)	(0.9)
Shares repurchased	—	—	—	—	—	(0.1)	(4.4)	(4.4)
Retirement of treasury stock	(0.2)	—	(14.7)	—	—	0.2	14.7	—
Balances at June 30, 2021	48.4	$0.5	$1,688.8	$251.5	$(20.3)	—	$—	$1,920.5

Balances at December 31, 2021	48.3	$0.5	$1,692.6	$279.5	$(19.3)	—	$—	$1,953.3
Net income	—	—	—	59.2	—	—	—	59.2
Other comprehensive income	—	—	—	—	3.0	—	—	3.0
Cash dividends on common stock	—	—	—	(5.0)	—	—	—	(5.0)
Restricted shares, net	0.6	—	10.5	—	—	(0.2)	(10.0)	0.5
Shares repurchased	—	—	—	—	—	(0.3)	(15.0)	(15.0)
Retirement of treasury stock	—	—	—	—	—	—	—	—
Balances at June 30, 2022	48.9	$0.5	$1,703.1	$333.7	$(16.3)	(0.5)	$(25.0)	$1,996.0

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
The accompanying Consolidated Financial Statements are unaudited and have been prepared from the books and records of Arcosa, Inc. and its consolidated subsidiaries. All normal and recurring adjustments necessary for a fair presentation of the financial position of the Company and the results of operations, comprehensive income/loss, and cash flows have been made in conformity with accounting principles generally accepted in the U.S. (“GAAP”). All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, including the unknown potential duration, spread, severity, and impact of the COVID-19 pandemic, Arcosa's business, financial condition, and results of operations for the three and six months ended June 30, 2022 may not be indicative of Arcosa's expected business, financial condition, and results of operations for the year ending December 31, 2022.
These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited Consolidated Financial Statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2021.
Stockholders' Equity
In December 2020, the Company’s Board of Directors (the “Board”) authorized a new $50 million share repurchase program effective January 1, 2021 through December 31, 2022 to replace a program of the same amount that expired on December 31, 2020. For the three and six months ended June 30, 2022, the Company repurchased 298,629 shares at a cost of $15.0 million. As of June 30, 2022, the Company had a remaining authorization of $25.7 million under the program.
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
Engineered Structures
Within the Engineered Structures segment, revenue is recognized for our wind tower, certain utility structure, and certain storage tank product lines over time as the products are manufactured using an input approach based on the costs incurred relative to the total estimated costs of production. We recognize revenue over time for these products as they are highly customized to the needs of an individual customer resulting in no alternative use to the Company if not purchased by the customer after the contract is executed, and we have the right to bill the customer for our work performed to date plus at least a reasonable profit margin for work performed. As of June 30, 2022, we had a contract asset of $62.1 million related to these contracts, compared to $54.2 million at December 31, 2021, which is included in receivables, net of allowance, within the Consolidated Balance Sheets. The increase in the contract asset is due to timing of deliveries. For all other products, revenue is recognized when the customer has accepted the product and legal title of the product has passed to the customer.

Transportation Products
The Transportation Products segment recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of June 30, 2022 and the percentage of the outstanding performance obligations as of June 30, 2022 expected to be delivered during the remainder of 2022:

	Unsatisfied performance obligations at June 30, 2022
	Total Amount	Percent expected to be delivered in 2022
	(in millions)
Engineered Structures:
Utility, wind, and related structures	$410.1	83%
Storage tanks	$20.2	100%

Transportation Products:
Inland barges	$131.8	50%
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
Financial Instruments
The Company considers all highly liquid debt instruments to be cash and cash equivalents if purchased with a maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and receivables. The Company places its cash investments in bank deposits and highly-rated money market funds, and its investment policy limits the amount of credit exposure to any one commercial issuer. We seek to limit concentrations of credit risk with respect to receivables with control procedures that monitor the credit worthiness of customers, together with the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected credit losses. Receivable balances determined to be uncollectible are charged against the allowance. To accelerate the conversion to cash, the Company may sell a portion of its trade receivables to a third party. The Company has no continuing involvement or recourse related to these receivables once they are sold, and the impact of these transactions in the Company's Consolidated Statements of Operations for the three and six months ended June 30, 2022 was not significant. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.

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
Recent Accounting Pronouncements
Recently issued accounting pronouncements not adopted as of June 30, 2022
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-04, “Reference Rate Reform”, (“ASU 2020-04”), which provides optional guidance for contract modifications, hedging accounting, and other transactions associated with the transition from reference rates that are expected to be discontinued. ASU 2020-04 is effective for all entities upon issuance through December 31, 2022. We continue to evaluate the impact of adoption, but do not expect the guidance to have a material impact on our Consolidated Financial Statements.
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
Reclassifications
Certain prior year balances have been reclassified in the Consolidated Financial Statements to conform with the 2022 presentation.

Note 2. Acquisitions and Divestitures
2022 Acquisitions
In May 2022, we completed the stock acquisition of Recycled Aggregate Materials Company, Inc. ("RAMCO"), a leading producer of recycled aggregates in the Los Angeles metropolitan area, which is included in our Construction Products segment, for a total purchase price of $75.4 million. The acquisition was funded with additional borrowings under our revolving credit facility. The acquisition was recorded as a business combination based on a preliminary valuation of the assets acquired and liabilities assumed at their acquisition date fair value using unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities ("Level 3" inputs). The preliminary valuation resulted in the recognition of, among others, $54.0 million of permits with an initial weighted average useful life of 20 years, $6.5 million of property, plant, and equipment, and $11.3 million of goodwill in our Construction Products segment. The remaining assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level. We expect to complete our purchase price allocation as soon as reasonably possible, not to exceed one year from the acquisition date. Adjustments to the preliminary purchase price allocation could be material, particularly with respect to our preliminary estimates of intangible assets and property, plant, and equipment.

2021 Acquisitions
In August 2021, we completed the stock acquisition of Southwest Rock Products, LLC and affiliated entities (collectively “Southwest Rock”), a natural aggregates company serving the greater Phoenix metropolitan area, which is included in our Construction Products segment, for a total purchase price of $149.7 million. The acquisition was funded with cash on hand, $100.0 million of borrowings under our revolving credit facility, and a $15.0 million holdback payable to the seller upon the extension of a certain mineral reserve lease. The acquisition was recorded as a business combination based on a preliminary valuation of the assets acquired and liabilities assumed at their acquisition date fair value using Level 3 inputs. The preliminary valuation resulted in the recognition of, among others, $63.4 million of goodwill, $51.0 million of mineral reserves, and $28.0 million of property, plant, and equipment in our Construction Products segment. The remaining assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level. We expect to complete our purchase price allocation as soon as reasonably possible, not to exceed one year from the acquisition date. Adjustments to the preliminary purchase price allocation could be material, particularly with respect to our preliminary estimates of mineral reserves and property, plant, and equipment.
On April 9, 2021, we completed the stock acquisition of StonePoint Ultimate Holding, LLC and affiliated entities (collectively “StonePoint”), a top 25 U.S. construction aggregates company, which is included in our Construction Products segment. The purchase price of $372.8 million was funded with proceeds from a private offering of $400.0 million of 4.375% senior unsecured notes that closed on April 6, 2021. See Note 7 Debt for additional information. The acquisition was recorded as a business combination with valuations of the assets acquired and liabilities assumed at their acquisition date fair value using Level 3 inputs. The following table represents our final purchase price allocation as of June 30, 2022:

(in millions)
Cash	$1.0
Accounts receivable	18.3
Inventories	20.9
Property, plant, and equipment	68.4
Mineral reserves	198.8
Goodwill	87.7
Customer relationships	7.2
Other assets	10.4
Accounts payable	(7.4)
Accrued liabilities	(10.0)
Deferred income taxes	(9.2)
Other liabilities	(13.3)
Total net assets acquired	$372.8
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
Divestitures
There were no divestitures closed during the three and six months ended June 30, 2022 and 2021.
In November 2021, we completed the divestiture of certain assets and liabilities of an asphalt operation previously acquired as part of the StonePoint acquisition with a selling price of approximately $19.0 million. The income statement impact of the disposal was not significant as the assets were recorded at fair value as of their acquisition date in April 2021.

On April 25, 2022, the Company entered into an agreement to sell its storage tanks business for $275 million in cash. The storage tanks business, reported within the Engineered Structures segment, is a leading manufacturer of steel pressure tanks for the storage and transportation of propane, ammonia, and other gases serving the residential, commercial, energy, and agricultural markets with operations in the U.S. and Mexico. The transaction is expected to close in the second half of 2022, subject to regulatory approvals in the U.S. and Mexico and other customary closing conditions. As of June 30, 2022, the Company reclassified $116.9 million of assets and $44.7 million of liabilities as held for sale within its consolidated balance sheet, including $37.0 million of receivables, $47.1 million of inventories, $29.2 million of property, plant, and equipment, net, $20.9 million of accounts payable, and $23.7 million of accrued liabilities. Operating profit for the storage tanks business was $13.9 million and $24.2 million for the three and six months ended June 30, 2022, respectively, and $10.8 million and $18.1 million for the three and six months ended June 30, 2021, respectively. The Company will continue to refine its estimate of assets and liabilities held for sale as additional information becomes available up until the time of closing.

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of June 30, 2022
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets:
Interest rate hedge(1)	$—	$0.3	$—	$0.3
Total assets	$—	$0.3	$—	$0.3

Liabilities:
Contingent consideration(3)	$—	$—	$4.9	$4.9
Total liabilities	$—	$—	$4.9	$4.9

	Fair Value Measurement as of December 31, 2021
	Level 1	Level 2	Level 3	Total

	(in millions)
Liabilities:
Interest rate hedge(2)	$—	$3.9	$—	$3.9
Contingent consideration(3)	—	—	6.7	6.7
Total liabilities	$—	$3.9	$6.7	$10.6

(1) Included in other non-current assets on the Consolidated Balance Sheets.
(2) Included in other liabilities on the Consolidated Balance Sheets.
(3) Current portion included in accrued liabilities and non-current portion included in other liabilities on the Consolidated Balance Sheets.

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
Engineered Structures. The Engineered Structures segment primarily manufactures and sells steel structures for infrastructure businesses, including utility structures for electricity transmission and distribution, structural wind towers, traffic structures, and telecommunication structures. These products share similar manufacturing competencies and steel sourcing requirements and can be manufactured across our North American footprint. The segment also manufactures storage and distribution tanks as well as concrete utility structures.
Transportation Products. The Transportation Products segment primarily manufactures and sells inland barges, fiberglass barge covers, winches, marine hardware, and steel components for railcars and other transportation and industrial equipment.
The financial information for these segments is shown in the tables below. We operate principally in North America.

	Three Months Ended June 30,
	Revenues		Operating Profit (Loss)
	2022	2021	2022	2021

	(in millions)
Aggregates and specialty materials	$216.2	$181.5
Construction site support	29.7	23.0
Construction Products	245.9	204.5	$28.1	$17.9

Utility, wind, and related structures	206.7	191.6
Storage tanks	61.9	50.9
Engineered Structures	268.6	242.5	41.5	29.1

Inland barges	53.8	49.0
Steel components	34.5	19.2
Transportation Products	88.3	68.2	3.5	1.3

Segment Totals before Eliminations and Corporate	602.8	515.2	73.1	48.3
Corporate	—	—	(15.9)	(17.0)
Eliminations	—	(0.1)	—	—
Consolidated Total	$602.8	$515.1	$57.2	$31.3

	Six Months Ended June 30,
	Revenues		Operating Profit (Loss)
	2022	2021	2022	2021

	(in millions)
Aggregates and specialty materials	$404.1	$316.8
Construction site support	53.3	40.9
Construction Products	457.4	357.7	$44.8	$33.7

Utility, wind, and related structures	397.3	355.6
Storage tanks	121.8	93.9
Engineered Structures	519.1	449.5	69.8	46.6

Inland barges	100.8	106.9
Steel components	61.3	41.5
Transportation Products	162.1	148.4	6.2	5.4

Segment Totals before Eliminations and Corporate	1,138.6	955.6	120.8	85.7
Corporate	—	—	(28.9)	(31.5)
Eliminations	—	(0.1)	—	—
Consolidated Total	$1,138.6	$955.5	$91.9	$54.2

Note 5. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
	(in millions)
Land	$140.3	$137.3
Mineral reserves	507.6	507.3
Buildings and improvements	293.6	301.0
Machinery and other	929.7	973.9
Construction in progress	65.4	45.4
	1,936.6	1,964.9
Less accumulated depreciation and depletion	(758.3)	(763.0)
	$1,178.3	$1,201.9

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill by segment is as follows:

	June 30, 2022	December 31, 2021
	(in millions)
Construction Products	$476.3	$460.3
Engineered Structures	437.6	437.6
Transportation Products	37.0	37.0
	$950.9	$934.9

The increase in Construction Products goodwill during the six months ended June 30, 2022 is primarily due to the acquisition of RAMCO. See Note 2 Acquisitions and Divestitures.
Intangible Assets
Intangibles, net consisted of the following:

	June 30, 2022	December 31, 2021
	(in millions)
Intangibles with indefinite lives - Trademarks	$34.1	$34.1

Intangibles with definite lives:
Customer relationships	137.1	135.4
Permits	141.5	87.5
Other	3.9	3.9
	282.5	226.8
Less accumulated amortization	(49.8)	(40.6)
	232.7	186.2
Intangible assets, net	$266.8	$220.3

Note 7. Debt
The following table summarizes the components of debt as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(in millions)
Revolving credit facility	$155.0	$125.0
Term loan	142.5	144.4
Senior notes	400.0	400.0
Finance leases (see Note 8 Leases)	21.3	16.3
	718.8	685.7
Less: unamortized debt issuance costs	(5.8)	(6.2)
Total debt	$713.0	$679.5

Revolving Credit Facility and Term Loan
On November 1, 2018, the Company entered into a $400.0 million unsecured revolving credit facility that was scheduled to mature in November 2023. On January 2, 2020, the Company entered into an Amended and Restated Credit Agreement to increase the revolving credit facility to $500.0 million and add a term loan facility of $150.0 million, in each case with a maturity date of January 2, 2025. The entire term loan was advanced on January 2, 2020. As of June 30, 2022, the term loan had a remaining balance of $142.5 million.
In August 2021, we borrowed an additional $100.0 million under our revolving credit facility to fund, in part, the acquisition of Southwest Rock. In May 2022, we borrowed an additional $80.0 million to fund the acquisition of RAMCO. We also repaid $50.0 million during the three months ended June 30, 2022. As of June 30, 2022, we had $155.0 million of outstanding loans borrowed under the revolving credit facility, and there were approximately $28.5 million of letters of credit issued, leaving $316.5 million available. Of the outstanding letters of credit as of June 30, 2022, $24.6 million are expected to expire in 2022, with the remainder in 2023. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year.
The interest rates under the revolving credit facility and term loan are variable based on LIBOR or an alternate base rate plus a margin. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on the Company’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing ranges from 1.25% to 2.00% and was set at LIBOR plus 1.75% as of June 30, 2022. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.30% at June 30, 2022.
The Company's revolving credit and term loan facilities require the maintenance of certain ratios related to leverage and interest coverage. As of June 30, 2022, we were in compliance with all such financial covenants. Borrowings under the credit agreement are guaranteed by certain wholly-owned subsidiaries of the Company.
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
As of June 30, 2022, the Company had $1.2 million of unamortized debt issuance costs related to the revolving credit facility, which are included in other assets on the Consolidated Balance Sheet.

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
The estimated fair value of the Notes as of June 30, 2022 was $339.5 million based on a quoted market price in a market with little activity (Level 2 input).
In connection with the issuance of the Notes, the Company paid $6.6 million of debt issuance costs.
The remaining principal payments under existing debt agreements as of June 30, 2022 are as follows:

	2022	2023	2024	2025	2026	Thereafter

	(in millions)
Revolving credit facility	$—	$—	$—	$155.0	$—	$—
Term loan	5.6	8.4	8.4	120.0	—	—
Senior notes	—	—	—	—	—	400.0

Interest rate hedges
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in 2023, to reduce the effect of changes in the variable interest rates associated with borrowings under the Amended and Restated Credit Agreement. The instrument carried an initial notional amount of $100 million, thereby hedging the first $100 million of borrowings. The instrument effectively fixes the LIBOR component of borrowings at a monthly rate of 2.71%. As of June 30, 2022, the Company has recorded an asset of $0.3 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive income. See Note 3 Fair Value Accounting.

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

Future minimum lease payments for operating and finance lease obligations as of June 30, 2022 consisted of the following:

	Operating Leases	Finance Leases
	(in millions)
2022 (remaining)	$4.0	$3.4
2023	7.0	6.6
2024	6.1	6.6
2025	5.4	4.8
2026	4.2	1.1
Thereafter	9.3	0.3
Total undiscounted future minimum lease obligations	36.0	22.8
Less imputed interest	(2.9)	(1.5)
Present value of net minimum lease obligations	$33.1	$21.3
The following table summarizes our operating and finance leases and their classification within the Consolidated Balance Sheet.

	June 30, 2022	December 31, 2021

	(in millions)
Assets
Operating - Other assets	$30.3	$20.9
Finance - Property, plant, and equipment, net	24.0	16.9
Total lease assets	54.3	37.8

Liabilities
Current
Operating - Accrued liabilities	6.6	4.8
Finance - Current portion of long-term debt	6.0	6.3
Non-current
Operating - Other liabilities	26.5	19.1
Finance - Debt	15.3	10.0
Total lease liabilities	$54.4	$40.2

Note 9. Other, Net
Other, net (income) expense consists of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Interest income	$—	$(0.1)	$(0.1)	$(0.1)
Foreign currency exchange transactions	0.5	(0.1)	1.5	0.5
Other	(0.1)	(0.1)	(0.1)	(0.2)
Other, net (income) expense	$0.4	$(0.3)	$1.3	$0.2

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
Our effective tax rates of 20.6% and 21.8% for the three and six months ended June 30, 2022, respectively, which differed from the U.S. federal statutory rate of 21.0% due to state income taxes, compensation-related items, and foreign disallowed deductions, offset by benefits from statutory depletion deductions. For the three and six months ended June 30, 2021, the effective tax rates of 16.8% and 19.0%, respectively, were lower than the U.S. federal statutory rate of 21.0% due to decreased state income taxes, statutory depletion deductions, and compensation-related items, partially offset by disallowed expenses connected to acquisitions, and foreign nondeductible expenses.
In response to the COVID-19 pandemic, on March 27, 2020 the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes certain tax relief and benefits that may impact the Company. As of June 30, 2022, the Company has deferred $5.4 million in payroll-related taxes in accordance with the provisions of the CARES Act.

Note 11. Employee Retirement Plans
Total employee retirement plan expense, which includes related administrative expenses, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Defined contribution plans	$3.6	$2.6	$6.8	$5.3
Multiemployer plan	0.4	0.6	0.8	1.0
	$4.0	$3.2	$7.6	$6.3

The Company contributes to a multiemployer defined benefit plan under the terms of a collective-bargaining agreement that covers certain union-represented employees at one of the facilities of Meyer Utility Structures, a subsidiary of Arcosa. The Company contributed $0.4 million and $0.8 million to the multiemployer plan for the three and six months ended June 30, 2022, respectively. The Company contributed $0.5 million and $0.9 million to the multiemployer plan for the three and six months ended June 30, 2021, respectively. Total contributions to the multiemployer plan for 2022 are expected to be approximately $1.6 million.

Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the six months ended June 30, 2022 and 2021 are as follows:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Accumulated other comprehensive loss

	(in millions)
Balances at December 31, 2020	$(16.6)	$(5.5)	$(22.1)
Other comprehensive income (loss), net of tax, before reclassifications	0.3	0.8	1.1
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, ($0.2), and ($0.2)	—	0.7	0.7
Other comprehensive income (loss)	0.3	1.5	1.8
Balances at June 30, 2021	$(16.3)	$(4.0)	$(20.3)

Balances at December 31, 2021	$(16.3)	$(3.0)	$(19.3)
Other comprehensive income (loss), net of tax, before reclassifications	(0.1)	2.3	2.2
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, ($0.2), and ($0.2)	—	0.8	0.8
Other comprehensive income (loss)	(0.1)	3.1	3.0
Balances at June 30, 2022	$(16.4)	$0.1	$(16.3)

Note 13. Stock-Based Compensation
Stock-based compensation totaled approximately $5.7 million and $10.1 million for the three and six months ended June 30, 2022, respectively. Stock-based compensation totaled approximately $4.1 million and $8.8 million for the three and six months ended June 30, 2021, respectively.

Note 14. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income remaining after allocation to unvested restricted shares, which includes unvested restricted shares of Arcosa stock held by employees of the Former Parent, by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted earnings per common share includes the weighted average net impact of nonparticipating unvested restricted shares. Total weighted average restricted shares were 1.5 million and 1.6 million shares for the three and six months ended June 30, 2022, respectively. Total weighted average restricted shares were 1.8 million and 1.9 million three and six months ended June 30, 2021, respectively.
The computation of basic and diluted earnings per share follows.

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS

	(in millions, except per share amounts)
Net income	$39.0			$20.8
Unvested restricted share participation	(0.4)			(0.1)
Net income per common share – basic	38.6	48.3	$0.80	20.7	48.1	$0.43
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.3		—	0.5
Net income per common share – diluted	$38.6	48.6	$0.79	$20.7	48.6	$0.43

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income	$59.2			$36.7
Unvested restricted share participation	(0.6)			(0.2)
Net income per common share – basic	58.6	48.2	$1.22	36.5	48.0	$0.76
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.4		—	0.5
Net income per common share – diluted	$58.6	48.6	$1.21	$36.5	48.5	$0.75

Note 15. Contingencies
The Company is involved in claims and lawsuits incidental to our business arising from various matters including commercial disputes, alleged product defect and/or warranty claims, intellectual property matters, personal injury claims, environmental issues, employment and/or workplace-related matters, and various governmental regulations. At June 30, 2022, the range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $0.3 million to $0.4 million.
The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when probable losses can be reasonably estimated. At June 30, 2022, total accruals of $0.9 million are included in accrued liabilities in the accompanying Consolidated Balance Sheet. The Company believes any additional liability from such claims and suits would not be material to its financial position or results of operations.
Arcosa is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment. The Company has reserved $0.8 million as of June 30, 2022, included in our total accruals of $0.9 million discussed above, to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties.

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
Market Outlook
•Within our Construction Products segment, our natural and recycled aggregates businesses have remained resilient, particularly in Texas, when seasonal weather conditions have been normal, and where states have reopened for business. We did experience a softening of demand for our specialty materials and shoring products businesses beginning in 2020 following the COVID-19 outbreak, but have largely recovered to pre-pandemic demand levels in 2022. The outlook for public and private construction activity has improved driven by healthy residential demand and increased infrastructure spending. We are focused on managing inflationary pressures related to fuel and labor costs through proactive price increases and are monitoring potential future changes in demand following recent interest rate increases and the market expectation for additional tightening.
•Within our Engineered Structures segment, our backlog as of June 30, 2022 provides a healthy level of production visibility for 2022. Our customers remain committed to taking delivery of these orders. In utility structures, order and inquiry activity continues to be strong, as customers remain focused on grid hardening and reliability initiatives. The demand outlook for traffic and telecom structures also remains positive. Long-term expectations for the wind industry are favorable; however, uncertainty pertaining to the level of Production Tax Credit ("PTC") support and high steel prices are negatively impacting near-term expectations and order quantities. As a result, in the fourth quarter of 2021, we idled our Clinton, Illinois wind tower facility in anticipation of lower volumes in 2022. After taking a pause initially at the onset of COVID-19, demand conditions in the storage tank business remain above pre-COVID levels primarily driven by increased residential housing activity and deurbanization trends.
•Within our Transportation Products segment, our backlog for inland barges as of June 30, 2022 of $131.8 million provides a base level of production visibility into 2023. Our customers remain committed to taking delivery of these orders. Barge order levels fell sharply at the onset of the pandemic and ensuing high steel prices further negatively impacted demand throughout 2021. To align with lower expected production levels in 2022, we have reduced our capacity in our two active barge operating plants and completed the idling of our Madisonville, Louisiana facility in the fourth quarter of 2021 to further reduce our cost structure. While order levels have remained low in 2022, the underlying fundamentals for a dry barge replacement cycle remain in place as the fleet continues to age, new builds have not kept pace with scrapping, and utilization rates are high. Our barge backlog extends into 2023 allowing us to remain flexible for an anticipated market recovery. Demand for steel components, which was softening pre-COVID-19 due to a weakening North American rail transportation market, is increasing as the outlook for the new railcar market has improved due to increased railcar loadings, improved utilization, and replacement needs.

Executive Overview
Recent Developments
In May 2022, we completed the stock acquisition of Recycled Aggregate Materials Company, Inc. ("RAMCO"), a leading producer of recycled aggregates in the Los Angeles metropolitan area, which is included in our Construction Products segment, for a total purchase price of $75.4 million. The acquisition was recorded as a business combination and funded with additional borrowings under our revolving credit facility.
On April 25, 2022, the Company entered into an agreement to sell its storage tanks business for $275 million in cash. The storage tanks business, reported within the Engineered Structures segment, is a leading manufacturer of steel pressure tanks for the storage and transportation of propane, ammonia, and other gases serving the residential, commercial, energy, and agricultural markets with operations in the U.S. and Mexico. The transaction is expected to close in the second half of 2022, subject to regulatory approvals in the U.S. and Mexico and other customary closing conditions. As a result, certain balances were reclassified to assets held for sale and liabilities held for sale as of June 30, 2022. See Note 2 Acquisitions and Divestitures of the Consolidated Financial Statements for additional information.

Financial Operations and Highlights
•Revenues for the three and six months ended June 30, 2022 increased by 17.0% and 19.2% to $602.8 million and $1,138.6 million, respectively, driven by higher revenues in all segments.
•Operating profit for the three and six months ended June 30, 2022 totaled $57.2 million and $91.9 million, respectively, representing an increase of $25.9 million and $37.7 million, respectively, from the same periods in 2021. For the three and six month periods, increased operating profit was driven by higher margins on increased pricing in Engineered Structures, combined with higher volumes in Construction Products and our steel components business within Transportation Products.
•As a percentage of revenue, selling, general, and administrative expenses decreased to 11.0% and 11.3% for the three and six months ended June 30, 2022, compared to 12.9% for the same periods in 2021. Selling, general, and administrative expenses were largely unchanged for the three months ended June 30, 2022 compared to the same period in the prior year and increased 5.0% for the six months ended June 30, 2022 when compared to the prior year, largely due to increased costs from recently acquired businesses.
•The effective tax rate for the three and six months ended June 30, 2022 was 20.6% and 21.8%, respectively, compared to 16.8% and 19.0%, respectively, for the same periods in 2021. The increase in the tax rate for the three and six months ended June 30, 2022 is primarily due to lower deductions on compensation-related items in the current periods and a one-time benefit from state tax law changes in the prior periods. See Note 10 Income Taxes of the Consolidated Financial Statements.
•Net income for the three and six months ended June 30, 2022 was $39.0 million and $59.2 million, respectively, compared to $20.8 million and $36.7 million, respectively, for the same periods in 2021.
Our Engineered Structures and Transportation Products segments operate in cyclical industries. Additionally, results in our Construction Products segment are affected by weather and seasonal fluctuations with the second and third quarters historically being the quarters with the highest revenues.
Unsatisfied Performance Obligations (Backlog)
As of June 30, 2022, December 31, 2021, and June 30, 2021, our unsatisfied performance obligations, or backlog, were as follows:

	June 30, 2022	December 31, 2021	June 30, 2021

	(in millions)
Engineered Structures:
Utility, wind, and related structures	$410.1	$437.5	$348.5
Storage tanks	20.2	22.0	30.3

Transportation Products:
Inland barges	$131.8	$92.7	$139.4
Approximately 83% of the unsatisfied performance obligations for our utility, wind, and related structures in our Engineered Structures segment are expected to be delivered during 2022, with substantially all of the remainder expected to be delivered during 2023. All of the unsatisfied performance obligations for our storage tanks business in our Engineered Structures segment are expected to be delivered during 2022. Approximately 50% of unsatisfied performance obligations for inland barges in our Transportation Products segment are expected to be delivered during 2022, with the remainder expected to be delivered during 2023.

Results of Operations
Overall Summary
Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Percent Change	2022	2021	Percent Change
	(in millions)			(in millions)
Construction Products	$245.9	$204.5	20.2%	$457.4	$357.7	27.9%
Engineered Structures	268.6	242.5	10.8	519.1	449.5	15.5
Transportation Products	88.3	68.2	29.5	162.1	148.4	9.2
Segment Totals before Eliminations	602.8	515.2	17.0	1,138.6	955.6	19.2
Eliminations	—	(0.1)		—	(0.1)
Consolidated Total	$602.8	$515.1	17.0	$1,138.6	$955.5	19.2
2022 versus 2021
•Revenues increased by 17.0% and 19.2% during the three and six months ended June 30, 2022, respectively.
•Revenues from Construction Products increased primarily due to higher volumes from acquired businesses as well as increased pricing and strong demand in our legacy businesses.
•Revenues from Engineered Structures increased primarily due to increased pricing in all product lines driven by higher steel prices.
•Revenues from Transportation Products increased primarily due to increased deliveries in steel components.
Operating Costs

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Percent Change	2022	2021	Percent Change
	(in millions)			(in millions)
Construction Products	$217.8	$186.6	16.7%	$412.6	$324.0	27.3%
Engineered Structures	227.1	213.4	6.4	449.3	402.9	11.5
Transportation Products	84.8	66.9	26.8	155.9	143.0	9.0
Segment Totals before Eliminations and Corporate Expenses	529.7	466.9	13.5	1,017.8	869.9	17.0
Corporate	15.9	17.0	(6.5)	28.9	31.5	(8.3)
Eliminations	—	(0.1)		—	(0.1)
Consolidated Total	$545.6	$483.8	12.8	$1,046.7	$901.3	16.1

Depreciation, depletion, and amortization(1)	$39.5	$36.6	7.9	$77.3	$68.0	13.7
(1) Depreciation, depletion, and amortization are components of operating costs.
2022 versus 2021
•Operating costs increased by 12.8% and 16.1% during the three and six months ended June 30, 2022.
•Cost of revenues for Construction Products increased primarily due to higher volumes, higher fuel prices, and other inflationary-related increases.
•Cost of revenues for Engineered Structures increased primarily due to higher steel prices.
•Cost of revenues for Transportation Products increased primarily due to higher steel component volumes and higher steel costs in inland barges.
•Depreciation, depletion, and amortization increased primarily due to recent acquisitions, including the fair value mark up of long-lived assets.
•As a percentage of revenues, selling, general, and administrative expenses decreased to 11.0% and 11.3% for the three and six months ended June 30, 2022, compared to 12.9% for the same periods in 2021. Selling, general, and administrative expenses were largely unchanged for the three months ended June 30, 2022 compared to the same period in the prior year and increased 5.0% for the six months ended June 30, 2022 when compared to the prior year, largely due to increased costs from recently acquired businesses.

Operating Profit (Loss)

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Percent Change	2022	2021	Percent Change
	(in millions)			(in millions)
Construction Products	$28.1	$17.9	57.0%	$44.8	$33.7	32.9%
Engineered Structures	41.5	29.1	42.6	69.8	46.6	49.8
Transportation Products	3.5	1.3	169.2	6.2	5.4	14.8
Segment Totals before Corporate Expenses	73.1	48.3	51.3	120.8	85.7	41.0
Corporate	(15.9)	(17.0)	(6.5)	(28.9)	(31.5)	(8.3)
Consolidated Total	$57.2	$31.3	82.7	$91.9	$54.2	69.6
2022 versus 2021
•Operating profit increased by 82.7% and 69.6% during the three and six months ended June 30, 2022.
•Operating profit in Construction Products increased primarily due to higher volumes.
•Operating profit in Engineered Structures increased primarily due to higher revenues and improved margins in our utility and related structures businesses.
•Operating profit in Transportation Products increased primarily due to higher volumes in steel components.

For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.
Other Income and Expense
Other, net (income) expense consists of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Interest income	$—	$(0.1)	$(0.1)	$(0.1)
Foreign currency exchange transactions	0.5	(0.1)	1.5	0.5
Other	(0.1)	(0.1)	(0.1)	(0.2)
Other, net (income) expense	$0.4	$(0.3)	$1.3	$0.2

Income Taxes
The provision for income taxes results in effective tax rates that differ from the statutory rates. The Company's effective tax rate for the three and six months ended June 30, 2022 was 20.6% and 21.8%, respectively, compared to 16.8% and 19.0% for the same periods in 2021. The increase in the tax rates is primarily due to increased foreign adjustments and disallowed compensation deductions in addition to a one-time benefit from state tax law changes in the prior periods.
Our effective tax rate reflects the Company's estimate for its state income tax expense, excess tax benefits related to equity compensation, and the impact of foreign tax benefits. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of income taxes.
In response to the COVID-19 pandemic, on March 27, 2020 the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes certain tax relief and benefits that may impact the Company. As of June 30, 2022, the Company has deferred $5.4 million in payroll-related taxes in accordance with the provisions of the CARES Act that we expect to pay during the year ended December 31, 2022.

Segment Discussion
Construction Products

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Percent	2022	2021	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Aggregates and specialty materials	$216.2	$181.5	19.1%	$404.1	$316.8	27.6%
Construction site support	29.7	23.0	29.1	53.3	40.9	30.3
Total revenues	245.9	204.5	20.2	457.4	357.7	27.9

Operating costs:
Cost of revenues	192.6	162.7	18.4	361.4	281.6	28.3
Selling, general, and administrative expenses	25.2	23.9	5.4	51.2	42.4	20.8
Operating profit	$28.1	$17.9	57.0	$44.8	$33.7	32.9

Depreciation, depletion, and amortization(1)	$26.3	$22.5	16.9	$50.9	$39.6	28.5
(1) Depreciation, depletion, and amortization are components of operating profit.
Three Months Ended June 30, 2022 versus Three Months Ended June 30, 2021
•Revenues increased 20.2% primarily driven by strong pricing and volume gains in both natural and recycled aggregates. Recent acquisitions, net of divestitures, resulted in an increase in revenues over prior year of approximately 5%. Revenues from our trench shoring business increased 29.1% from stronger pricing gains.
•Cost of revenues increased 18.4% due to higher volumes, higher fuel prices, and other inflationary-related increases. As a percent of revenues, cost of revenues decreased slightly primarily due to the amortization of the fair value mark up of inventory in the previous year.
•Selling, general, and administrative costs increased 5.4% primarily due to additional costs from acquired businesses. Selling, general, and administrative costs were lower than the previous period as a percentage of revenues.
•Operating profit increased 57.0% driven by increased volumes, and the reduction in amortization of the fair value mark up of inventory in the previous year.
•Depreciation, depletion, and amortization expense increased primarily due to recent acquisitions, including the impact of the fair value mark up of long-lived assets.

Six Months Ended June 30, 2022 versus Six Months Ended June 30, 2021
•Revenues increased 27.9% primarily driven by recent acquisitions, which on a combined basis increased segment revenues by approximately 15%. The additional increase in revenues was driven by strong pricing and volume gains in both natural and recycled aggregates.
•Cost of revenues increased 28.3% due to higher volumes from recently acquired businesses and strong demand in our legacy businesses. Cost of revenues also increased due to higher depreciation, depletion, and amortization expense from acquired businesses, higher fuel prices and other inflationary-related increases.
•Selling, general, and administrative costs increased 20.8% primarily due to additional costs from acquired businesses. Selling, general, and administrative costs were slightly lower than the previous period as a percentage of revenues.
•Operating profit increased 32.9% due to higher revenues and pricing, partially offset by higher depreciation, depletion, and amortization expense.
•Depreciation, depletion, and amortization expense increased primarily due to recently acquired businesses, including the impact of the fair value mark up of long-lived assets.

Engineered Structures

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Percent	2022	2021	Percent

	($ in millions)		Change	($ in millions)		Change
Revenues:
Utility, wind, and related structures	$206.7	$191.6	7.9%	$397.3	$355.6	11.7%
Storage tanks	61.9	50.9	21.6	121.8	93.9	29.7
Total revenues	268.6	242.5	10.8	519.1	449.5	15.5

Operating costs:
Cost of revenues	207.6	193.4	7.3	411.7	364.5	12.9
Selling, general, and administrative expenses	19.5	20.0	(2.5)	37.6	38.4	(2.1)
Operating profit	$41.5	$29.1	42.6	$69.8	$46.6	49.8

Depreciation and amortization(1)	$8.0	$8.4	(4.8)	$16.0	$16.8	(4.8)
(1) Depreciation and amortization are components of operating profit.
Three Months Ended June 30, 2022 versus Three Months Ended June 30, 2021
•Revenues increased 10.8% due to increased pricing across all product lines, primarily driven by higher steel prices slightly offset by reduced volumes. Revenues in 2021 were positively impacted by a $7.7 million one-time resolution of a customer dispute in our wind towers business.
•Cost of revenues increased 7.3% driven by higher steel prices, partially offset by lower volumes and a gain of $1.6 million recognized on the sale of a traffic structures facility as we consolidated manufacturing within a region.
•Selling, general, and administrative costs down slightly and decreased as a percentage of revenues to 7.3% compared to 8.2% in the prior period.
•Operating profit increased 42.6% primarily due to higher revenues and improved margins in our utility and related structures businesses, as well as a recognition of a gain on the facility sale. The increase in operating profit was partially offset by the one-time resolution of a wind tower customer dispute in 2021.

Six Months Ended June 30, 2022 versus Six Months Ended June 30, 2021
•Revenues increased 15.5% primarily due to increased pricing across all product lines, partially offset by lower volumes.
•Cost of revenues increased 12.9% primarily driven by higher steel input prices, partially offset by lower volumes. Cost of revenues were also impacted by a gain of $3.9 million recognized in the first quarter of 2021, partially offset by the $1.6 million gain recognized in the second quarter of 2022 both on the dispositions of manufacturing facilities not required to support operations.
•Selling, general, and administrative costs were down slightly and decreased as a percentage of revenues to 7.2% compared to 8.5% in the prior period.
•Operating profit increased 49.8% primarily due to higher revenues and improved margins in our utility structures business and improved pricing across all product lines. This increase was partially offset by a one-time customer resolution recognized in 2021.

Unsatisfied Performance Obligations (Backlog)
As of June 30, 2022, the backlog for utility, wind, and related structures was $410.1 million, compared to $437.5 million and $348.5 million as of December 31, 2021 and June 30, 2021, respectively. Approximately 83% of these unsatisfied performance obligations are expected to be delivered during the year ending December 31, 2022 with substantially all of the remainder expected to be delivered in 2023. Future wind tower orders are subject to uncertainty as PTC eligibility for new wind farm projects is currently in a phase-out period that extends until 2025, and there is currently no PTC in place for new wind farm projects commencing in 2022 or beyond. Pricing of orders and individual order quantities reflect a market transitioning from PTC incentives. As of June 30, 2022, the backlog for our storage tank business was $20.2 million, all of which is expected to be delivered during the year ending December 31, 2022.

Transportation Products

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Percent	2022	2021	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Inland barges	$53.8	$49.0	9.8%	$100.8	$106.9	(5.7)%
Steel components	34.5	19.2	79.7	61.3	41.5	47.7
Total revenues	88.3	68.2	29.5	162.1	148.4	9.2

Operating costs:
Cost of revenues	79.1	61.4	28.8	144.7	132.5	9.2
Selling, general, and administrative expenses	5.7	5.5	3.6	11.2	10.5	6.7
Operating profit	$3.5	$1.3	169.2	$6.2	$5.4	14.8

Depreciation and amortization (1)	$4.0	$4.5	(11.1)	$7.9	$9.1	(13.2)
(1) Depreciation and amortization are components of operating profit.
Three Months Ended June 30, 2022 versus Three Months Ended June 30, 2021
•Revenues increased 29.5% primarily due to a 79.7% increase in steel component revenues on higher deliveries as the North American railcar market shows signs of a modest recovery. Revenues from inland barges increased 9.8% from higher hopper barge pricing due to higher steel costs.
•Cost of revenues increased 28.8% driven by higher steel component volumes and higher hopper barge steel costs.
•Selling, general, and administrative costs were relatively unchanged and decreased as a percentage of revenues to 6.5% compared to 8.1% in the prior period due to overall higher volumes and pricing.
•Operating profit increased by 169.2% due to higher steel component volumes.
Six Months Ended June 30, 2022 versus Six Months Ended June 30, 2021
•Revenues increased 9.2%. Reflecting weakened demand conditions from both the COVID-19 pandemic and increased steel prices, revenues from inland barges decreased 5.7% driven by lower tank barge deliveries, partially offset by a slight increase in hopper barge pricing. Steel component revenues increased 47.7% due to increased deliveries resulting from improving demand conditions in the North American railcar market.
•Cost of revenues increased 9.2% driven by higher steel component volumes, partially offset by lower tank barge volumes.
•Selling, general, and administrative costs were up slightly but decreased as a percentage of revenues to 6.9% compared to 7.1% in the prior period due to overall higher volumes.
•Operating profit increased 14.8% due to higher steel component volumes, partially offset by lower tank barge volumes.

Unsatisfied Performance Obligations (Backlog)
As of June 30, 2022, the backlog for inland barges was $131.8 million, compared to $92.7 million and $139.4 million as of December 31, 2021 and June 30, 2021, respectively. Approximately 50% of unsatisfied performance obligations for inland barges are expected to be delivered during the year ending December 31, 2022 with the remainder expected to be delivered in 2023.

Corporate

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Percent	2022	2021	Percent
	(in millions)		Change	(in millions)		Change
Corporate overhead costs	$15.9	$17.0	(6.5)%	$28.9	$31.5	(8.3)%

2022 versus 2021
•Corporate overhead costs decreased 6.5% for the three months ended June 30, 2022 primarily due to lower acquisition and divestiture-related expenses of $2.5 million for the three months ended June 30, 2022, compared to $5.8 million for the same period in 2021.
•Corporate overhead costs decreased 8.3% for the six months ended June 30, 2022 primarily due to lower acquisition and divestiture-related expenses of $3.4 million in current period, compared to $7.5 million for the same period in 2021.
•We estimate corporate costs of approximately $14 to $15 million per quarter for the remainder of 2022, excluding non-recurring acquisition and divestiture-related expenses. We estimate full-year acquisition and divestiture-related expenses of approximately $10.5 to $11.5 million.

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
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021

	(in millions)
Total cash provided by (required by):
Operating activities	$111.2	$51.1
Investing activities	(98.7)	(419.1)
Financing activities	(6.0)	372.5
Net increase (decrease) in cash and cash equivalents	$6.5	$4.5
Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2022 was $111.2 million compared to $51.1 million for the six months ended June 30, 2021.
•The changes in current assets and liabilities resulted in a net use of cash of $30.4 million for the six months ended June 30, 2022 compared to a net use of cash of $52.3 million for the six months ended June 30, 2021. The current year activity was primarily driven by increased receivables and inventories due to increased volumes and higher steel prices, partially offset by increases in accounts payable.
Investing Activities. Net cash required by investing activities for the six months ended June 30, 2022 was $98.7 million compared to $419.1 million for the six months ended June 30, 2021.
•Capital expenditures for the six months ended June 30, 2022 were $52.9 million compared to $41.5 million for the same period last year. Full-year capital expenditures are expected to be approximately $120 to $140 million in 2022. We expect maintenance capital expenditures of $70 to $90 million and capital expenditures related to additional growth to be approximately $50 million in 2022.
•Proceeds from the sale of property, plant, and equipment and other assets totaled $29.2 million for the six months ended June 30, 2022, compared to $11.1 million for the same period in 2021.

•Cash paid for acquisitions, net of cash acquired, was $75.0 million for the six months ended June 30, 2022 compared to $388.7 million for the same period in 2021. There was no divestiture activity for the six months ended June 30, 2022 and 2021.
Financing Activities. Net cash required by financing activities during the six months ended June 30, 2022 was $6.0 million compared to net cash provided by financing activities of $372.5 million for the same period in 2021.
•Current year activity primarily related to borrowings and repayments under the revolving credit facility as well as $15.0 million of share repurchases under the current repurchase authorization. Prior year to date activity primarily related to the net proceeds from the issuance of the $400 million Senior Notes.
Other Investing and Financing Activities
Revolving Credit Facility and Senior Notes
On January 2, 2020, the Company entered into an Amended and Restated Credit Agreement to increase the revolving credit facility to $500.0 million and added a term loan facility of $150.0 million, in each case with a maturity date of January 2, 2025. The entire term loan was advanced on January 2, 2020. As of June 30, 2022, the term loan had a remaining balance of $142.5 million.
As of June 30, 2022, we had $155.0 million of outstanding loans borrowed under the revolving credit facility and there were approximately $28.5 million of letters of credit issued, leaving $316.5 million available for borrowing.
The interest rates under the revolving credit facility and term loan are variable based on LIBOR or an alternate base rate plus a margin. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on Arcosa’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing ranges from 1.25% to 2.00% and was set at LIBOR plus 1.75% as of June 30, 2022. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.30% as of June 30, 2022.
The Company's revolving credit and term loan facilities require the maintenance of certain ratios related to leverage and interest coverage. As of June 30, 2022, we were in compliance with all such financial covenants. Borrowings under the credit agreement are guaranteed by certain wholly-owned subsidiaries of the Company.
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
Dividends and Repurchase Program
In May 2022, the Company declared a quarterly cash dividend of $0.05 per share that was paid on July 29, 2022.
In December 2020, the Company’s Board of Directors authorized a new $50 million share repurchase program effective January 1, 2021 through December 31, 2022 to replace a program of the same amount that expired on December 31, 2020. Under the program, the Company repurchased 298,629 shares during the six months ended June 30, 2022. As of June 30, 2022, the Company had a remaining authorization of $25.7 million under the program. See Note 1 of the Notes to the Consolidated Financial Statements.

Derivative Instruments
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in 2023, to reduce the effect of changes in the variable interest rates associated with borrowings under the Amended and Restated Credit Agreement. The instrument carried an initial notional amount of $100.0 million, thereby hedging the first $100.0 million of borrowings. The instrument effectively fixes the LIBOR component of the borrowings at a monthly rate of 2.71%. As of June 30, 2022, the Company has recorded an asset of $0.3 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive income. See Note 3 and Note 7 of the Notes to the Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2021 as set forth in our 2021 Annual Report on Form 10-K. See Note 9 of the Notes to Consolidated Financial Statements for the impact of foreign exchange rate fluctuations for the three and six months ended June 30, 2022.

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
As permitted by the SEC Staff interpretive guidance for recently acquired businesses, management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of June 30, 2022 excludes an assessment of the internal control over financial reporting of the RAMCO business acquired in May 2022. RAMCO represents approximately 3% of consolidated total assets and less than 1% of consolidated revenues as of and for the six months ended June 30, 2022.

PART II

Item 1. Legal Proceedings
See Note 15 of the Consolidated Financial Statements regarding legal proceedings.

Item 1A. Risk Factors
There have been no material changes in the Company's risk factors from those set forth in our 2021 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended June 30, 2022:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2022 through April 30, 2022	711	$56.81	—	$40,625,892
May 1, 2022 through May 31, 2022	373,922	$52.15	191,683	$30,634,738
June 1, 2022 through June 30, 2022	107,539	$46.59	106,946	$25,656,442
Total	482,172	$50.91	298,629	$25,656,442

(1)     These columns include the following transactions during the three months ended June 30, 2022: (i) the surrender to the Company of 183,543 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of 298,629 shares of common stock on the open market as part of the stock repurchase program.
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

Item 5. Other Information
None.

Item 6. Exhibits

NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation of Arcosa, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 filed on October 31, 2018, File No. 333-228098).
3.2	Amended and Restated Bylaws of Arcosa, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q, for the quarter-ended March 31, 2020, File No. 001-38494).
4.1	Second Supplemental Indenture dated as of May 17, 2022 among the Guaranteeing Subsidiaries named therein, Arcosa, Inc. and Computershare Trust Company N.A. (filed herewith).
10.1.1	Supplement to Subsidiary Guaranty dated as of April 8, 2022 by Arcosa Aggregates Texas, LLC (filed herewith).
10.1.2	Supplement to Subsidiary Guaranty dated as of April 26, 2022 by Arcosa Aggregates Holdings, LLC (filed herewith).
10.2
Amendment Number Two to the Amended and Restated Credit Agreement dated as of June 29, 2022 by and among Arcosa, Inc., as borrower, the lenders thereto, JPMorgan Chase Bank, National Association, as administrative agent (filed herewith).

10.3	Equity Purchase Agreement by and between Arcosa, Inc. and Triarc Tanks Bidco, LLC, dated April 25, 2022 (filed herewith).
10.4	Amendment No. 1 to Equity Purchase Agreement by and between Arcosa, Inc. and Triarc Tanks Bidco, LLC, dated May 13, 2022 (filed herewith).
10.5	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2022, File No. 001-38494).
10.6	Form of Performance-Based Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 5, 2022, File No. 001-38494).
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
95	Mine Safety Disclosure Exhibit (filed herewith).
101.INS	Inline XBRL Instance Document (filed electronically herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arcosa, Inc.
(Registrant)

August 4, 2022	By:	/s/ Gail M. Peck
Gail M. Peck
Chief Financial Officer