Form 10-Q
period 2022-09-30
Arcosa, Inc.
filed 2022-11-03
CIK 1739445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At October 14, 2022, the number of shares of common stock outstanding was 48,354,484.

ARCOSA, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Arcosa, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions)
Revenues	$603.9	$559.1	$1,742.5	$1,514.6
Operating costs:
Cost of revenues	487.1	459.1	1,404.9	1,237.6
Selling, general, and administrative expenses	67.8	62.5	196.7	185.3
	554.9	521.6	1,601.6	1,422.9
Total operating profit	49.0	37.5	140.9	91.7

Interest expense	8.6	7.3	23.5	16.0
Other, net (income) expense	(0.2)	0.1	1.1	0.3
Income before income taxes	40.6	30.1	116.3	75.4

Provision for income taxes	8.6	6.4	25.1	15.0

Net income	$32.0	$23.7	$91.2	$60.4

Net income per common share:
Basic	$0.66	$0.49	$1.88	$1.25
Diluted	$0.66	$0.49	$1.87	$1.23
Weighted average number of shares outstanding:
Basic	48.3	48.2	48.2	48.1
Diluted	48.5	48.6	48.5	48.6
Dividends declared per common share	$0.05	$0.05	$0.15	$0.15

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions)
Net income	$32.0	$23.7	$91.2	$60.4
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.3, $0.0, $0.9 and $0.2	0.9	—	3.2	0.8
Reclassification adjustments for losses included in net income, net of tax expense (benefit) of ($0.1), ($0.1), ($0.3) and ($0.3)	0.1	0.3	0.9	1.0
Currency translation adjustment:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of ($0.2), ($0.1), ($0.2) and $0.0	(0.5)	(0.2)	(0.6)	0.1
	0.5	0.1	3.5	1.9
Comprehensive income	$32.5	$23.8	$94.7	$62.3

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(unaudited)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$112.2	$72.9
Receivables, net of allowance	326.1	310.8
Inventories:
Raw materials and supplies	161.0	150.8
Work in process	56.1	53.6
Finished goods	111.7	120.1
	328.8	324.5
Assets held for sale	114.8	20.4
Other	40.9	39.3
Total current assets	922.8	767.9

Property, plant, and equipment, net	1,171.4	1,201.9
Goodwill	958.6	934.9
Intangibles, net	261.4	220.3
Deferred income taxes	8.7	13.2
Other assets	57.7	49.9
	$3,380.6	$3,188.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$221.6	$184.7
Accrued liabilities	135.2	145.9
Advance billings	16.0	18.6
Liabilities held for sale	36.7	—
Current portion of long-term debt	13.9	14.8
Total current liabilities	423.4	364.0

Debt	696.6	664.7
Deferred income taxes	154.1	134.0
Other liabilities	75.2	72.1
	1,349.3	1,234.8
Stockholders’ equity:
Common stock – 200.0 shares authorized	0.5	0.5
Capital in excess of par value	1,708.6	1,692.6
Retained earnings	363.3	279.5
Accumulated other comprehensive loss	(15.8)	(19.3)
Treasury stock	(25.3)	—
	2,031.3	1,953.3
	$3,380.6	$3,188.1
See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2022	2021

	(in millions)
Operating activities:
Net income	$91.2	$60.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	116.9	107.0
Stock-based compensation expense	15.5	12.8
Provision for deferred income taxes	19.7	9.7
Gains on disposition of property and other assets	(6.5)	(9.0)
(Increase) decrease in other assets	2.3	6.5
Increase (decrease) in other liabilities	(18.7)	(17.6)
Other	(3.6)	(6.3)
Changes in current assets and liabilities:
(Increase) decrease in receivables	(52.0)	(76.9)
(Increase) decrease in inventories	(39.1)	(36.1)
(Increase) decrease in other current assets	(3.0)	(9.8)
Increase (decrease) in accounts payable	57.9	60.7
Increase (decrease) in advance billings	(2.6)	(26.2)
Increase (decrease) in accrued liabilities	4.6	1.6
Net cash provided by operating activities	182.6	76.8

Investing activities:
Proceeds from disposition of property and other assets	31.5	14.9
Capital expenditures	(85.9)	(60.8)
Acquisitions, net of cash acquired	(75.1)	(523.4)
Net cash required by investing activities	(129.5)	(569.3)

Financing activities:
Payments to retire debt	(59.8)	(4.2)
Proceeds from issuance of debt	80.0	500.0
Shares repurchased	(15.0)	(9.4)
Dividends paid to common stockholders	(7.4)	(7.4)
Purchase of shares to satisfy employee tax on vested stock	(9.8)	(9.6)
Debt issuance costs	—	(6.6)
Net cash (required) provided by financing activities	(12.0)	462.8
Net increase (decrease) in cash and cash equivalents	41.1	(29.7)
Cash and cash equivalents at beginning of period	72.9	95.8
Cash and cash equivalents at end of period(1)	$114.0	$66.1

(1) Ending cash as of September 30, 2022 includes $1.8 million of cash presented within assets held for sale on the Consolidated Balance Sheet.

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at June 30, 2021	48.4	$0.5	$1,688.8	$251.5	$(20.3)	—	$—	$1,920.5
Net income	—	—	—	23.7	—	—	—	23.7
Other comprehensive income	—	—	—	—	0.1	—	—	0.1
Cash dividends on common stock	—	—	—	(2.5)	—	—	—	(2.5)
Restricted shares, net	—	—	4.5	—	—	—	(0.4)	4.1
Shares repurchased	—	—	—	—	—	(0.1)	(5.0)	(5.0)
Retirement of treasury stock	—	—	—	—	—	—	—	—
Balances at September 30, 2021	48.4	$0.5	$1,693.3	$272.7	$(20.2)	(0.1)	$(5.4)	$1,940.9

Balances at June 30, 2022	48.9	$0.5	$1,703.1	$333.7	$(16.3)	(0.5)	$(25.0)	$1,996.0
Net income	—	—	—	32.0	—	—	—	32.0
Other comprehensive income	—	—	—	—	0.5	—	—	0.5
Cash dividends on common stock	—	—	—	(2.4)	—	—	—	(2.4)
Restricted shares, net	—	—	5.5	—	—	—	(0.3)	5.2
Shares repurchased	—	—	—	—	—	—	—	—
Retirement of treasury stock	—	—	—	—	—	—	—	—
Balances at September 30, 2022	48.9	$0.5	$1,708.6	$363.3	$(15.8)	(0.5)	$(25.3)	$2,031.3

Balances at December 31, 2020	48.2	$0.5	$1,694.1	$219.7	$(22.1)	—	$—	$1,892.2
Net income	—	—	—	60.4	—	—	—	60.4
Other comprehensive income	—	—	—	—	1.9	—	—	1.9
Cash dividends on common stock	—	—	—	(7.4)	—	—	—	(7.4)
Restricted shares, net	0.4	—	13.9	—	—	(0.1)	(10.7)	3.2
Shares repurchased	—	—	—	—	—	(0.2)	(9.4)	(9.4)
Retirement of treasury stock	(0.2)	—	(14.7)	—	—	0.2	14.7	—
Balances at September 30, 2021	48.4	$0.5	$1,693.3	$272.7	$(20.2)	(0.1)	$(5.4)	$1,940.9

Balances at December 31, 2021	48.3	$0.5	$1,692.6	$279.5	$(19.3)	—	$—	$1,953.3
Net income	—	—	—	91.2	—	—	—	91.2
Other comprehensive income	—	—	—	—	3.5	—	—	3.5
Cash dividends on common stock	—	—	—	(7.4)	—	—	—	(7.4)
Restricted shares, net	0.6	—	16.0	—	—	(0.2)	(10.3)	5.7
Shares repurchased	—	—	—	—	—	(0.3)	(15.0)	(15.0)
Retirement of treasury stock	—	—	—	—	—	—	—	—
Balances at September 30, 2022	48.9	$0.5	$1,708.6	$363.3	$(15.8)	(0.5)	$(25.3)	$2,031.3

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
The accompanying Consolidated Financial Statements are unaudited and have been prepared from the books and records of Arcosa, Inc. and its consolidated subsidiaries. All normal and recurring adjustments necessary for a fair presentation of the financial position of the Company and the results of operations, comprehensive income/loss, and cash flows have been made in conformity with accounting principles generally accepted in the U.S. (“GAAP”). All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, including the unknown potential duration, spread, severity, and impact of the COVID-19 pandemic, Arcosa's business, financial condition, and results of operations for the three and nine months ended September 30, 2022 may not be indicative of Arcosa's expected business, financial condition, and results of operations for the year ending December 31, 2022.
These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited Consolidated Financial Statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2021.
Stockholders' Equity
In December 2020, the Company’s Board of Directors (the “Board”) authorized a new $50 million share repurchase program effective January 1, 2021 through December 31, 2022 to replace a program of the same amount that expired on December 31, 2020. The Company did not repurchase shares for the three months ended September 30, 2022. For the nine months ended September 30, 2022, the Company repurchased 298,629 shares at a cost of $15.0 million. As of September 30, 2022, the Company had a remaining authorization of $25.7 million under the program.
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
Engineered Structures
Within the Engineered Structures segment, revenue is recognized for our wind tower, certain utility structure, and certain storage tank product lines over time as the products are manufactured using an input approach based on the costs incurred relative to the total estimated costs of production. We recognize revenue over time for these products as they are highly customized to the needs of an individual customer resulting in no alternative use to the Company if not purchased by the customer after the contract is executed, and we have the right to bill the customer for our work performed to date plus at least a reasonable profit margin for work performed. As of September 30, 2022, we had a contract asset of $67.9 million related to these contracts, compared to $54.2 million at December 31, 2021, which is included in receivables, net of allowance, within the Consolidated Balance Sheets. The increase in the contract asset is due to timing of deliveries. For all other products, revenue is recognized when the customer has accepted the product and legal title of the product has passed to the customer.

Transportation Products
The Transportation Products segment recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of September 30, 2022 and the percentage of the outstanding performance obligations as of September 30, 2022 expected to be delivered during the remainder of 2022:

	Unsatisfied performance obligations at September 30, 2022
	Total Amount	Percent expected to be delivered in 2022
	(in millions)
Engineered Structures:
Utility, wind, and related structures	$370.4	55%
Storage tanks	$15.9

Transportation Products:
Inland barges	$128.9	22%
Substantially all unsatisfied performance obligations beyond 2022 are expected to be delivered during 2023. On October 3, 2022, the Company sold the storage tanks business and its related backlog. See Note 2 Acquisitions and Divestitures.
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
Financial Instruments
The Company considers all highly liquid debt instruments to be cash and cash equivalents if purchased with a maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and receivables. The Company places its cash investments in bank deposits and highly-rated money market funds, and its investment policy limits the amount of credit exposure to any one commercial issuer. We seek to limit concentrations of credit risk with respect to receivables with control procedures that monitor the credit worthiness of customers, together with the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected credit losses. Receivable balances determined to be uncollectible are charged against the allowance. To accelerate the conversion to cash, the Company may sell a portion of its trade receivables to third parties. The Company has no recourse to these receivables once they are sold but may have continuing involvement related to servicing and collection activities. The impact of these transactions in the Company's Consolidated Statements of Operations for the three and nine months ended September 30, 2022 was not significant. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.

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
Recent Accounting Pronouncements
Recently issued accounting pronouncements not adopted as of September 30, 2022
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-04, “Reference Rate Reform”, (“ASU 2020-04”), which provides optional guidance for contract modifications, hedging accounting, and other transactions associated with the transition from reference rates that are expected to be discontinued. ASU 2020-04 is effective for all entities upon issuance through December 31, 2022. We continue to evaluate the impact of adoption, but do not expect the guidance to have a material impact on our Consolidated Financial Statements.
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

Note 2. Acquisitions and Divestitures
2022 Acquisitions
In May 2022, we completed the stock acquisition of Recycled Aggregate Materials Company, Inc. ("RAMCO"), a leading producer of recycled aggregates in the Los Angeles metropolitan area, which is included in our Construction Products segment, for a total purchase price of $75.6 million. The acquisition was funded with $80.0 million of borrowings under our revolving credit facility. The acquisition was recorded as a business combination based on a preliminary valuation of the assets acquired and liabilities assumed at their acquisition date fair value using unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities ("Level 3" inputs). The preliminary valuation resulted in the recognition of, among others, $54.2 million of permits with an initial weighted average useful life of 20 years, $6.4 million of property, plant, and equipment, and $11.7 million of goodwill in our Construction Products segment. The remaining assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level. We expect to complete our purchase price allocation as soon as reasonably possible, not to exceed one year from the acquisition date. Adjustments to the preliminary purchase price allocation could be material, particularly with respect to our preliminary estimates of intangible assets and property, plant, and equipment.

2021 Acquisitions
In August 2021, we completed the stock acquisition of Southwest Rock Products, LLC and affiliated entities (collectively “Southwest Rock”), a natural aggregates company serving the greater Phoenix metropolitan area, which is included in our Construction Products segment, for a total purchase price of $149.7 million. The acquisition was funded with cash on hand, $100.0 million of borrowings under our revolving credit facility, and a $15.0 million holdback payable to the seller upon the extension of a certain mineral reserve lease. The acquisition was recorded as a business combination based on a valuation of the assets acquired and liabilities assumed at their acquisition date fair value using Level 3 inputs. The final valuation resulted in the recognition of, among others, $70.7 million of goodwill, $43.7 million of mineral reserves, and $28.0 million of property, plant, and equipment in our Construction Products segment. The remaining assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level.
On April 9, 2021, we completed the stock acquisition of StonePoint Ultimate Holding, LLC and affiliated entities (collectively “StonePoint”), a top 25 U.S. construction aggregates company, which is included in our Construction Products segment. The purchase price of $372.8 million was funded with proceeds from a private offering of $400.0 million of 4.375% senior unsecured notes that closed on April 6, 2021. See Note 7 Debt for additional information. The acquisition was recorded as a business combination with valuations of the assets acquired and liabilities assumed at their acquisition date fair value using Level 3 inputs. The following table represents our final purchase price allocation as of September 30, 2022:

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
Divestitures
There were no divestitures closed during the three and nine months ended September 30, 2022 and 2021.
In November 2021, we completed the divestiture of certain assets and liabilities of an asphalt operation previously acquired as part of the StonePoint acquisition with a selling price of approximately $19.0 million. The income statement impact of the disposal was not significant as the assets were recorded at fair value as of their acquisition date in April 2021.

On October 3, 2022, the Company completed the previously announced sale of its storage tank business for $275 million. Pre-tax net cash proceeds received at closing were approximately $263.5 million, after estimated transaction closing costs. The storage tanks business, reported within the Engineered Structures segment, is a leading manufacturer of steel pressure tanks for the storage and transportation of propane, ammonia, and other gases serving the residential, commercial, energy, and agricultural markets with operations in the U.S. and Mexico. As of September 30, 2022, $114.8 million of assets and $36.7 million of liabilities related to the storage tank business were reclassified as held for sale within the Consolidated Balance Sheet, including $38.8 million of receivables, $40.4 million of inventories, $31.2 million of property, plant, and equipment, net, $22.3 million of accounts payable, and $14.8 million of accrued liabilities. Operating profit for the storage tanks business was $16.6 million and $40.8 million for the three and nine months ended September 30, 2022, respectively, and $8.8 million and $26.9 million for the three and nine months ended September 30, 2021, respectively. Subsequently in October 2022, the Company used $155.0 million of the cash proceeds from the sale to repay the outstanding loans borrowed under its revolving credit facility. See Note 7 Debt for additional information. Accounting for the transaction will be finalized during the fourth quarter.

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of September 30, 2022
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets:
Interest rate hedge(1)	$—	$1.6	$—	$1.6
Total assets	$—	$1.6	$—	$1.6

Liabilities:
Contingent consideration(3)	$—	$—	$4.2	$4.2
Total liabilities	$—	$—	$4.2	$4.2

	Fair Value Measurement as of December 31, 2021
	Level 1	Level 2	Level 3	Total

	(in millions)
Liabilities:
Interest rate hedge(2)	$—	$3.9	$—	$3.9
Contingent consideration(3)	—	—	6.7	6.7
Total liabilities	$—	$3.9	$6.7	$10.6

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
Engineered Structures. The Engineered Structures segment primarily manufactures and sells steel structures for infrastructure businesses, including utility structures for electricity transmission and distribution, structural wind towers, traffic structures, and telecommunication structures. These products share similar manufacturing competencies and steel sourcing requirements and can be manufactured across our North American footprint. The segment also manufactures storage and distribution tanks as well as concrete utility structures. On October 3, 2022, the Company completed the divestiture of its storage tank business. See Note 2 Acquisitions and Divestitures.
Transportation Products. The Transportation Products segment primarily manufactures and sells inland barges, fiberglass barge covers, winches, marine hardware, and steel components for railcars and other transportation and industrial equipment.
The financial information for these segments is shown in the tables below. We operate principally in North America.

	Three Months Ended September 30,
	Revenues		Operating Profit (Loss)
	2022	2021	2022	2021

	(in millions)
Aggregates and specialty materials	$216.8	$202.3
Construction site support	27.4	25.1
Construction Products	244.2	227.4	$27.6	$26.8

Utility, wind, and related structures	211.2	189.4
Storage tanks	65.8	60.7
Engineered Structures	277.0	250.1	37.1	23.6

Inland barges	50.9	58.4
Steel components	31.8	23.2
Transportation Products	82.7	81.6	1.0	1.5

Segment Totals before Eliminations and Corporate	603.9	559.1	65.7	51.9
Corporate	—	—	(16.7)	(14.4)
Eliminations	—	—	—	—
Consolidated Total	$603.9	$559.1	$49.0	$37.5

	Nine Months Ended September 30,
	Revenues		Operating Profit (Loss)
	2022	2021	2022	2021

	(in millions)
Aggregates and specialty materials	$620.9	$519.1
Construction site support	80.7	66.0
Construction Products	701.6	585.1	$72.4	$60.5

Utility, wind, and related structures	608.5	545.0
Storage tanks	187.6	154.6
Engineered Structures	796.1	699.6	106.9	70.2

Inland barges	151.7	165.3
Steel components	93.1	64.7
Transportation Products	244.8	230.0	7.2	6.9

Segment Totals before Eliminations and Corporate	1,742.5	1,514.7	186.5	137.6
Corporate	—	—	(45.6)	(45.9)
Eliminations	—	(0.1)	—	—
Consolidated Total	$1,742.5	$1,514.6	$140.9	$91.7

Note 5. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
	(in millions)
Land	$136.9	$137.3
Mineral reserves	502.6	507.3
Buildings and improvements	295.2	301.0
Machinery and other	947.4	973.9
Construction in progress	73.6	45.4
	1,955.7	1,964.9
Less accumulated depreciation and depletion	(784.3)	(763.0)
	$1,171.4	$1,201.9

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill by segment is as follows:

	September 30, 2022	December 31, 2021
	(in millions)
Construction Products	$484.0	$460.3
Engineered Structures	437.6	437.6
Transportation Products	37.0	37.0
	$958.6	$934.9

The increase in Construction Products goodwill during the nine months ended September 30, 2022 was due to the acquisition of RAMCO and the finalization of the purchase price allocations for StonePoint and Southwest Rock. See Note 2 Acquisitions and Divestitures.
Intangible Assets
Intangibles, net consisted of the following:

	September 30, 2022	December 31, 2021
	(in millions)
Intangibles with indefinite lives - Trademarks	$34.1	$34.1

Intangibles with definite lives:
Customer relationships	136.9	135.4
Permits	141.7	87.5
Other	3.4	3.9
	282.0	226.8
Less accumulated amortization	(54.7)	(40.6)
	227.3	186.2
Intangible assets, net	$261.4	$220.3

Note 7. Debt
The following table summarizes the components of debt as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(in millions)
Revolving credit facility	$155.0	$125.0
Term loan	140.6	144.4
Senior notes	400.0	400.0
Finance leases (see Note 8 Leases)	20.5	16.3
	716.1	685.7
Less: unamortized debt issuance costs	(5.6)	(6.2)
Total debt	$710.5	$679.5

Revolving Credit Facility and Term Loan
On November 1, 2018, the Company entered into a $400.0 million unsecured revolving credit facility that was scheduled to mature in November 2023. On January 2, 2020, the Company entered into an Amended and Restated Credit Agreement to increase the revolving credit facility to $500.0 million and add a term loan facility of $150.0 million, in each case with a maturity date of January 2, 2025. The entire term loan was advanced on January 2, 2020. As of September 30, 2022, the term loan had a remaining balance of $140.6 million.
As of September 30, 2022, we had $155.0 million of outstanding loans borrowed under the revolving credit facility, and there were approximately $28.4 million of letters of credit issued, leaving $316.6 million available. During the nine months ended September 30, 2022 the Company borrowed a net of $30.0 million which was used to fund the acquisition of RAMCO. Of the outstanding letters of credit as of September 30, 2022, $3.3 million are expected to expire in 2022, with the remainder in 2023. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year. Subsequently, in October 2022, the Company used $155.0 million of cash proceeds from the sale of the storage tanks business to repay the outstanding loans borrowed under its revolving credit facility, leaving $471.6 million available. See Note 2 Acquisitions and Divestitures for additional information.
The interest rates under the revolving credit facility and term loan are variable based on LIBOR or an alternate base rate plus a margin. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on the Company’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing ranges from 1.25% to 2.00% and was set at LIBOR plus 1.75% as of September 30, 2022. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.30% at September 30, 2022.
The Company's revolving credit and term loan facilities require the maintenance of certain ratios related to leverage and interest coverage. As of September 30, 2022, we were in compliance with all such financial covenants. Borrowings under the credit agreement are guaranteed by certain wholly-owned subsidiaries of the Company.
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
As of September 30, 2022, the Company had $1.1 million of unamortized debt issuance costs related to the revolving credit facility, which are included in other assets on the Consolidated Balance Sheet.

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
The estimated fair value of the Notes as of September 30, 2022 was $339.1 million based on a quoted market price in a market with little activity (Level 2 input).
In connection with the issuance of the Notes, the Company paid $6.6 million of debt issuance costs.
The remaining principal payments under existing debt agreements as of September 30, 2022 are as follows:

	2022	2023	2024	2025	2026	Thereafter

	(in millions)
Revolving credit facility(1)	$—	$—	$—	$155.0	$—	$—
Term loan	3.8	8.4	8.4	120.0	—	—
Senior notes	—	—	—	—	—	400.0
(1) In October 2022, the Company used $155.0 million of cash proceeds from the sale of the storage tanks business to repay the outstanding loans borrowed under its revolving credit facility, leaving $471.6 million available.

Interest rate hedges
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in 2023, to reduce the effect of changes in the variable interest rates associated with borrowings under the Amended and Restated Credit Agreement. The instrument carried an initial notional amount of $100 million, thereby hedging the first $100 million of borrowings. The instrument effectively fixes the LIBOR component of borrowings at a monthly rate of 2.71%. As of September 30, 2022, the Company has recorded an asset of $1.6 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive income. See Note 3 Fair Value Accounting.

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

Future minimum lease payments for operating and finance lease obligations as of September 30, 2022 consisted of the following:

	Operating Leases	Finance Leases
	(in millions)
2022 (remaining)	$2.0	$1.7
2023	7.2	6.9
2024	6.3	6.8
2025	5.5	5.0
2026	4.4	1.3
Thereafter	9.4	0.2
Total undiscounted future minimum lease obligations	34.8	21.9
Less imputed interest	(2.4)	(1.4)
Present value of net minimum lease obligations	$32.4	$20.5
The following table summarizes our operating and finance leases and their classification within the Consolidated Balance Sheet.

	September 30, 2022	December 31, 2021

	(in millions)
Assets
Operating - Other assets	$29.6	$20.9
Finance - Property, plant, and equipment, net	23.7	16.9
Total lease assets	53.3	37.8

Liabilities
Current
Operating - Accrued liabilities	6.5	4.8
Finance - Current portion of long-term debt	6.4	6.3
Non-current
Operating - Other liabilities	25.9	19.1
Finance - Debt	14.1	10.0
Total lease liabilities	$52.9	$40.2

Note 9. Other, Net
Other, net (income) expense consists of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Interest income	$—	$—	$(0.1)	$(0.1)
Foreign currency exchange transactions	—	0.1	1.5	0.6
Other	(0.2)	—	(0.3)	(0.2)
Other, net (income) expense	$(0.2)	$0.1	$1.1	$0.3

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
Our effective tax rates of 21.2% and 21.6% for the three and nine months ended September 30, 2022, respectively, which differed from the U.S. federal statutory rate of 21.0% due to state income taxes, compensation-related items, and foreign income taxes, offset by benefits from statutory depletion deductions. For the three and nine months ended September 30, 2021, the effective tax rates of 21.3% and 19.9%, respectively, which differed from the U.S. federal statutory rate of 21.0% due to state income taxes, compensation-related items, and disallowed expenses connected to acquisitions offset by benefits from statutory depletion deductions and prior year true ups.
In response to the COVID-19 pandemic, on March 27, 2020 the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes certain tax relief and benefits that may impact the Company. As of September 30, 2022, the Company has deferred $5.4 million in payroll-related taxes in accordance with the provisions of the CARES Act which is expected to be paid in the fourth quarter of 2022.
On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was enacted to reduce inflation and promote clean energy in the United States. Among other things, the IRA introduces a 15% alternative minimum tax for corporations with a three-year taxable year average annual adjusted financial statement income in excess of $1 billion and imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The IRA also provides for certain manufacturing, production, and investment tax credit incentives. The IRA is open for public comments and therefore is subject to the issuance of additional guidance and clarification. We have considered the applicable current IRA tax law changes in our tax provision for the three and nine months ended September 30, 2022, and continue to evaluate the impact of these tax law changes on future periods.

Note 11. Employee Retirement Plans
Total employee retirement plan expense, which includes related administrative expenses, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Defined contribution plans	$3.4	$2.8	$10.2	$8.1
Multiemployer plan	0.4	0.4	1.2	1.4
	$3.8	$3.2	$11.4	$9.5

The Company contributes to a multiemployer defined benefit plan under the terms of a collective-bargaining agreement that covers certain union-represented employees at one of the facilities of Meyer Utility Structures, a subsidiary of Arcosa. The Company contributed $0.4 million and $1.2 million to the multiemployer plan for the three and nine months ended September 30, 2022, respectively. The Company contributed $0.4 million and $1.3 million to the multiemployer plan for the three and nine months ended September 30, 2021, respectively. Total contributions to the multiemployer plan for 2022 are expected to be approximately $1.6 million.

Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the nine months ended September 30, 2022 and 2021 are as follows:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Accumulated other comprehensive loss

	(in millions)
Balances at December 31, 2020	$(16.6)	$(5.5)	$(22.1)
Other comprehensive income (loss), net of tax, before reclassifications	0.1	0.8	0.9
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, ($0.3), and ($0.3)	—	1.0	1.0
Other comprehensive income (loss)	0.1	1.8	1.9
Balances at September 30, 2021	$(16.5)	$(3.7)	$(20.2)

Balances at December 31, 2021	$(16.3)	$(3.0)	$(19.3)
Other comprehensive income (loss), net of tax, before reclassifications	(0.6)	3.2	2.6
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, ($0.3), and ($0.3)	—	0.9	0.9
Other comprehensive income (loss)	(0.6)	4.1	3.5
Balances at September 30, 2022	$(16.9)	$1.1	$(15.8)

Note 13. Stock-Based Compensation
Stock-based compensation totaled approximately $5.4 million and $15.5 million for the three and nine months ended September 30, 2022, respectively. Stock-based compensation totaled approximately $4.0 million and $12.8 million for the three and nine months ended September 30, 2021, respectively.

Note 14. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income remaining after allocation to unvested restricted shares, which includes unvested restricted shares of Arcosa stock held by employees of the Former Parent, by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted earnings per common share includes the weighted average net impact of nonparticipating unvested restricted shares. Total weighted average restricted shares were 1.4 million and 1.5 million shares for the three and nine months ended September 30, 2022, respectively. Total weighted average restricted shares were 1.6 million and 1.8 million three and nine months ended September 30, 2021, respectively.
The computation of basic and diluted earnings per share follows.

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS

	(in millions, except per share amounts)
Net income	$32.0			$23.7
Unvested restricted share participation	(0.1)			(0.1)
Net income per common share – basic	31.9	48.3	$0.66	23.6	48.2	$0.49
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.2		—	0.4
Net income per common share – diluted	$31.9	48.5	$0.66	$23.6	48.6	$0.49

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income	$91.2			$60.4
Unvested restricted share participation	(0.4)			(0.4)
Net income per common share – basic	90.8	48.2	$1.88	60.0	48.1	$1.25
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.3		—	0.5
Net income per common share – diluted	$90.8	48.5	$1.87	$60.0	48.6	$1.23

Note 15. Contingencies
The Company is involved in claims and lawsuits incidental to our business arising from various matters including commercial disputes, alleged product defect and/or warranty claims, intellectual property matters, personal injury claims, environmental issues, employment and/or workplace-related matters, and various governmental regulations. At September 30, 2022, the range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $0.3 million to $0.4 million.
The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when probable losses can be reasonably estimated. At September 30, 2022, total accruals of $0.8 million are included in accrued liabilities in the accompanying Consolidated Balance Sheet. The Company believes any additional liability from such claims and suits would not be material to its financial position or results of operations.
Arcosa is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment. The Company has reserved $0.8 million as of September 30, 2022, included in our total accruals of $0.8 million discussed above, to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties.

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
Market Outlook
•Within our Construction Products segment, our natural and recycled aggregates businesses have remained resilient, particularly in Texas, when seasonal weather conditions have been normal, and where states have reopened for business. We did experience a softening of demand for our specialty materials and shoring products businesses beginning in 2020 following the COVID-19 outbreak, but have largely recovered to pre-pandemic demand levels in 2022. The outlook for public and private construction activity has improved driven by healthy demand and increased infrastructure spending. However, following the recent sharp rise in interest rates and the market expectation for additional tightening, the outlook for single-family residential housing has weakened. We are focused on managing inflationary pressures related to diesel, cement, and process fuels through proactive price increases and are monitoring potential impacts on overall demand as leading economic indicators indicate an increased probability of an economic slowdown in 2023.
•Within our Engineered Structures segment, our backlog as of September 30, 2022 provides good production visibility for the remainder of 2022. Our customers remain committed to taking delivery of these orders. In utility structures, order and inquiry activity continues to be healthy, as customers remain focused on grid hardening and reliability initiatives. The demand outlook for traffic and telecom structures also remains positive. Wind tower order quantities in 2022 have been impacted by high steel prices and uncertainty related to the renewal of the Production Tax Credit (“PTC”), that expired at the end of 2021. As a result, in the fourth quarter of 2021, we idled our Clinton, Illinois wind tower facility in anticipation of lower volumes. The passage of the Inflation Reduction Act ("IRA") on August 16, 2022, which included a long-term extension of the PTC, is a significant catalyst for our wind towers business. However, the lapse in the PTC and the associated impact on our customers and the wind industry supply chain, has created a near-term lull in projects. Therefore, we are making appropriate reductions in our capacity and anticipate 2023 will be a transition year while we prepare for an expected strong multi-year rebound in volumes beginning in 2024.
•Within our Transportation Products segment, our backlog for inland barges as of September 30, 2022 of $128.9 million provides a base level of production visibility into 2023. Our customers remain committed to taking delivery of these orders. Barge order levels fell sharply at the onset of the pandemic and ensuing high steel prices further negatively impacted demand throughout 2021. To align with lower expected production levels in 2022, we have reduced capacity in our two active barge operating plants and completed the idling of our Madisonville, Louisiana facility in the fourth quarter of 2021 to further reduce our cost structure. While high steel prices have continued to negatively impact order levels in 2022, the underlying fundamentals for a dry barge replacement cycle remain in place and order inquiries are increasing. The fleet continues to age, new builds have not kept pace with scrapping, and utilization rates are high. Our barge backlog extends into 2023 allowing us to remain flexible for an anticipated market recovery. We are currently monitoring the potential impacts of record low water conditions on the Mississippi River which, if continued, could lead to a temporary delay in our barge shipments and increased production inefficiencies based on an inability to launch. Demand for steel components, which was softening pre-COVID-19 due to a weakening North American rail transportation market, is increasing relative to 2020 and 2021 cyclical lows as the near-term outlook for the new railcar market has improved.

Executive Overview
Recent Developments
On October 3, 2022, the Company completed the previously-announced sale of its storage tanks business for $275 million. The storage tanks business, reported within the Engineered Structures segment, is a leading manufacturer of steel pressure tanks for the storage and transportation of propane, ammonia, and other gases serving the residential, commercial, energy, and agricultural markets with operations in the U.S. and Mexico. As of September 30, 2022, certain balances related to the storage tanks business were reclassified to assets held for sale and liabilities held for sale on the Consolidated Balance Sheet. The Company received pre-tax net cash proceeds at closing of approximately $263.5 million, after estimated transaction closing costs. In October 2022, the Company used $155.0 million of the cash proceeds to pay down the outstanding borrowings under its revolving credit facility. See Note 2 and Note 7 of the Notes to Consolidated Financial Statements.
Financial Operations and Highlights
•Revenues for the three and nine months ended September 30, 2022 increased by 8.0% and 15.0% to $603.9 million and $1,742.5 million, respectively, driven by higher revenues in all segments.
•Operating profit for the three and nine months ended September 30, 2022 totaled $49.0 million and $140.9 million, respectively, representing an increase of $11.5 million and $49.2 million, respectively, from the same periods in 2021. For the three and nine months ended September 30, 2022, increased operating profit was driven by increased volumes and pricing in Construction Products, higher margins on increased pricing in Engineered Structures, and higher volumes in our steel components business within Transportation Products.
•As a percentage of revenue, selling, general, and administrative expenses was 11.3% for the three and nine months ended September 30, 2022, compared to 11.2% and 12.2% for the same periods in 2021. Selling, general, and administrative expenses increased 8.5% and 6.2% for the three and nine months ended September 30, 2022 compared to the same periods in the prior year, largely due to increased compensation costs.
•The effective tax rate for the three and nine months ended September 30, 2022 was 21.2% and 21.6%, respectively, compared to 21.3% and 19.9%, respectively, for the same periods in 2021. The increase in the tax rate for the nine months ended September 30, 2022 is primarily due to increased foreign adjustments and disallowed compensation deductions in addition to a one-time benefit from state tax law changes in the prior period. See Note 10 of the Notes to the Consolidated Financial Statements.
•Net income for the three and nine months ended September 30, 2022 was $32.0 million and $91.2 million, respectively, compared to $23.7 million and $60.4 million, respectively, for the same periods in 2021.
Our Engineered Structures and Transportation Products segments operate in cyclical industries. Additionally, results in our Construction Products segment are affected by weather and seasonal fluctuations with the second and third quarters historically being the quarters with the highest revenues.

Unsatisfied Performance Obligations (Backlog)
As of September 30, 2022, December 31, 2021, and September 30, 2021, our unsatisfied performance obligations, or backlog, were as follows:

	September 30, 2022	December 31, 2021	September 30, 2021

	(in millions)
Engineered Structures:
Utility, wind, and related structures	$370.4	$437.5	$465.9
Storage tanks	15.9	22.0	20.8

Transportation Products:
Inland barges	$128.9	$92.7	$130.2
Approximately 55% of the unsatisfied performance obligations for our utility, wind, and related structures in our Engineered Structures segment are expected to be delivered during 2022, with substantially all of the remainder expected to be delivered during 2023. Approximately 22% of unsatisfied performance obligations for inland barges in our Transportation Products segment are expected to be delivered during 2022, with the remainder expected to be delivered during 2023. On October 3, 2022, the Company sold the storage tanks business and its related backlog. See Note 2 of the Notes to Consolidated Financial Statements.

Results of Operations
Overall Summary
Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Percent Change	2022	2021	Percent Change
	(in millions)			(in millions)
Construction Products	$244.2	$227.4	7.4%	$701.6	$585.1	19.9%
Engineered Structures	277.0	250.1	10.8	796.1	699.6	13.8
Transportation Products	82.7	81.6	1.3	244.8	230.0	6.4
Segment Totals before Eliminations	603.9	559.1	8.0	1,742.5	1,514.7	15.0
Eliminations	—	—		—	(0.1)
Consolidated Total	$603.9	$559.1	8.0	$1,742.5	$1,514.6	15.0
2022 versus 2021
•Revenues increased by 8.0% and 15.0% during the three and nine months ended September 30, 2022, respectively.
•Revenues from Construction Products increased primarily due to increased pricing across most of our aggregate and specialty material businesses. For the nine months ended September 30, 2022, revenues also increased due to higher volumes from acquired businesses.
•Revenues from Engineered Structures increased primarily due to increased pricing in all product lines driven by higher steel prices.
•Revenues from Transportation Products increased primarily due to higher deliveries in steel components, partially offset by lower tank barge deliveries.

Operating Costs

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Percent Change	2022	2021	Percent Change
	(in millions)			(in millions)
Construction Products	$216.6	$200.6	8.0%	$629.2	$524.6	19.9%
Engineered Structures	239.9	226.5	5.9	689.2	629.4	9.5
Transportation Products	81.7	80.1	2.0	237.6	223.1	6.5
Segment Totals before Eliminations and Corporate Expenses	538.2	507.2	6.1	1,556.0	1,377.1	13.0
Corporate	16.7	14.4	16.0	45.6	45.9	(0.7)
Eliminations	—	—		—	(0.1)
Consolidated Total	$554.9	$521.6	6.4	$1,601.6	$1,422.9	12.6

Depreciation, depletion, and amortization(1)	$39.6	$39.0	1.5	$116.9	$107.0	9.3
(1) Depreciation, depletion, and amortization are components of operating costs.
2022 versus 2021
•Operating costs increased by 6.4% and 12.6% during the three and nine months ended September 30, 2022, respectively.
•Cost of revenues for Construction Products increased primarily due to inflationary-related cost increases, including diesel, cement, and process fuels. For the nine months ended September 30, 2022, cost of revenues also increased due to higher volumes from acquired businesses.
•Cost of revenues for Engineered Structures increased primarily due to higher steel prices.
•Cost of revenues for Transportation Products increased primarily due to increased steel component volumes and higher steel costs in inland barges.
•Depreciation, depletion, and amortization increased primarily due to recent acquisitions, including the fair value mark up of long-lived assets.
•Selling, general, and administrative expenses increased 8.5% and 6.2% for the three and nine months ended September 30, 2022 compared to the same periods in the prior year, largely due to increased compensation costs. As a percentage of revenues, selling, general, and administrative expenses was 11.2% and 11.3% for the three and nine months ended September 30, 2022, respectively compared to 11.2% and 12.2% for the same periods in 2021, respectively.
Operating Profit (Loss)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Percent Change	2022	2021	Percent Change
	(in millions)			(in millions)
Construction Products	$27.6	$26.8	3.0%	$72.4	$60.5	19.7%
Engineered Structures	37.1	23.6	57.2	106.9	70.2	52.3
Transportation Products	1.0	1.5	(33.3)	7.2	6.9	4.3
Segment Totals before Corporate Expenses	65.7	51.9	26.6	186.5	137.6	35.5
Corporate	(16.7)	(14.4)	16.0	(45.6)	(45.9)	(0.7)
Consolidated Total	$49.0	$37.5	30.7	$140.9	$91.7	53.7
2022 versus 2021
•Operating profit increased by 30.7% and 53.7% during the three and nine months ended September 30, 2022, respectively.
•Operating profit in Construction Products increased primarily due to increase pricing, partially offset by inflationary-related cost increases, including diesel, cement, and process fuels. For the nine months ended September 30, 2022, operating profit also increased due to higher volumes from acquired businesses.

•Operating profit in Engineered Structures increased primarily due to higher revenues and improved margins in our utility structures and storage tanks businesses.
•Operating profit in Transportation Products decreased for three months ended September 30, 2022 driven by lower tank barge deliveries. For the nine months ended September 30, 2022, operating profit increased primarily due to higher volumes in steel components.

For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.
Other Income and Expense
Other, net (income) expense consists of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Interest income	$—	$—	$(0.1)	$(0.1)
Foreign currency exchange transactions	—	0.1	1.5	0.6
Other	(0.2)	—	(0.3)	(0.2)
Other, net (income) expense	$(0.2)	$0.1	$1.1	$0.3

Income Taxes
The provision for income taxes results in effective tax rates that differ from the statutory rates. The Company's effective tax rate for the three and nine months ended September 30, 2022 was 21.2% and 21.6%, respectively, compared to 21.3% and 19.9% for the same periods in 2021. The increase in the tax rate for the nine months ended September 30, 2022 is primarily due to increased foreign adjustments and disallowed compensation deductions in addition to a one-time benefit from state tax law changes in the prior period.
Our effective tax rate reflects the Company's estimate for its state income tax expense, excess tax benefits related to equity compensation, and the impact of foreign tax benefits. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of income taxes.
In response to the COVID-19 pandemic, on March 27, 2020 the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes certain tax relief and benefits that may impact the Company. As of September 30, 2022, the Company has deferred $5.4 million in payroll-related taxes in accordance with the provisions of the CARES Act that we expect to pay during the year ended December 31, 2022.
On August 16, 2022, the IRA was enacted to reduce inflation and promote clean energy in the United States. Among other things, the IRA introduces a 15% alternative minimum tax for corporations with a three-year taxable year average annual adjusted financial statement income in excess of $1 billion and imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The IRA also provides for certain manufacturing, production, and investment tax credit incentives. The IRA is open for public comments and therefore is subject to the issuance of additional guidance and clarification. We have considered the applicable current IRA tax law changes in our tax provision for the three and nine months ended September 30, 2022, and continue to evaluate the impact of these tax law changes on future periods.

Segment Discussion
Construction Products

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Percent	2022	2021	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Aggregates and specialty materials	$216.8	$202.3	7.2%	$620.9	$519.1	19.6%
Construction site support	27.4	25.1	9.2	80.7	66.0	22.3
Total revenues	244.2	227.4	7.4	701.6	585.1	19.9

Operating costs:
Cost of revenues	191.2	176.8	8.1	552.6	458.4	20.5
Selling, general, and administrative expenses	25.4	23.8	6.7	76.6	66.2	15.7
Operating profit	$27.6	$26.8	3.0	$72.4	$60.5	19.7

Depreciation, depletion, and amortization(1)	$26.3	$25.2	4.4	$77.2	$64.8	19.1
(1) Depreciation, depletion, and amortization are components of operating profit.
Three Months Ended September 30, 2022 versus Three Months Ended September 30, 2021
•Revenues increased 7.4% primarily driven by strong pricing gains across most of our product lines in our aggregates and specialty materials businesses, partially offset by lower volumes. Revenue from recent acquisitions were mostly offset by divestitures. Revenues from our trench shoring business increased 9.2% driven by higher volumes.
•Cost of revenues increased 8.1% primarily due to inflationary-related cost increases, including diesel, cement, and process fuels. This increase was partially offset by $2.6 million recognized in the prior period for the amortization of the fair value mark up of acquired inventory. As a percent of revenues, cost of revenues increased slightly.
•Selling, general, and administrative costs increased 6.7% primarily due to additional costs from acquired businesses. Selling, general, and administrative costs in our legacy businesses were lower than the previous period as a percentage of revenues.
•Operating profit increased 3.0% as increased revenues from pricing gains were largely offset by inflationary-related cost increases.
•Depreciation, depletion, and amortization expense increased primarily due to recent acquisitions, including the impact of the fair value mark up of long-lived assets.

Nine Months Ended September 30, 2022 versus Nine Months Ended September 30, 2021
•Revenues increased 19.9% primarily driven by recent acquisitions, which on a combined basis increased segment revenues by approximately 10%, net of divestitures. The additional increase in revenues was driven by strong pricing gains across most of our product lines in our aggregates and specialty materials businesses as well as increased volumes in our legacy recycled aggregates business. Revenues from our trench shoring business increased 22.3% driven by higher volumes and increased pricing.
•Cost of revenues increased 20.5% due to higher volumes from recently acquired businesses and legacy recycled aggregates. Cost of revenues also increased due to higher depreciation, depletion, and amortization expense from acquired businesses, as well as higher inflationary-related costs, including diesel, cement, and process fuels. As a percent of revenues, cost of revenues increased slightly.
•Selling, general, and administrative costs increased 15.7% primarily due to additional costs from acquired businesses. Selling, general, and administrative costs were slightly lower than the previous period as a percentage of revenues.
•Operating profit increased 19.7% due to additional revenues from acquired businesses partially offset by higher depreciation, depletion, and amortization expense.
•Depreciation, depletion, and amortization expense increased primarily due to recently acquired businesses, including the impact of the fair value mark up of long-lived assets.

Engineered Structures

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Percent	2022	2021	Percent

	($ in millions)		Change	($ in millions)		Change
Revenues:
Utility, wind, and related structures	$211.2	$189.4	11.5%	$608.5	$545.0	11.7%
Storage tanks	65.8	60.7	8.4	187.6	154.6	21.3
Total revenues	277.0	250.1	10.8	796.1	699.6	13.8

Operating costs:
Cost of revenues	219.5	207.6	5.7	631.2	572.1	10.3
Selling, general, and administrative expenses	20.4	18.9	7.9	58.0	57.3	1.2
Operating profit	$37.1	$23.6	57.2	$106.9	$70.2	52.3

Depreciation and amortization(1)	$8.1	$8.3	(2.4)	$24.1	$25.1	(4.0)
(1) Depreciation and amortization are components of operating profit.
Three Months Ended September 30, 2022 versus Three Months Ended September 30, 2021
•Revenues increased 10.8% due to increased pricing in our utility structures and storage tanks businesses, primarily driven by higher steel prices.
•Cost of revenues increased 5.7% primarily driven by higher steel prices.
•Selling, general, and administrative costs increased primarily due to higher compensation costs. Selling, general, and administrative costs decreased as a percentage of revenues to 7.4% compared to 7.6% in the prior period.
•Operating profit increased 57.2% primarily due to higher revenues and improved margins in our utility structures and storage tanks businesses.

Nine Months Ended September 30, 2022 versus Nine Months Ended September 30, 2021
•Revenues increased 13.8% primarily due to increased pricing across all product lines, partially offset by lower volumes.
•Cost of revenues increased 10.3% primarily driven by higher steel prices, partially offset by lower volumes. Additionally, in the second quarter of 2022 and the first quarter of 2021, the Company recognized gains of $1.6 million and $3.9 million, respectively, resulting in a net increase in cost of revenues for the nine months ended September 30, 2022 compared to the same period in 2021. Both transactions related to the disposition of manufacturing facilities not required to support operations.
•Selling, general, and administrative costs increased slightly but decreased as a percentage of revenues to 7.3% compared to 8.2% in the prior period.
•Operating profit increased 52.3% primarily due to higher revenues and improved margins in our utility structures and storage tanks businesses as well as improved pricing across all product lines. This increase was partially offset by a $7.7 million one-time customer resolution that increased operating profit in 2021.

Unsatisfied Performance Obligations (Backlog)
As of September 30, 2022, the backlog for utility, wind, and related structures was $370.4 million, compared to $437.5 million and $465.9 million as of December 31, 2021 and September 30, 2021, respectively. Approximately 55% of these unsatisfied performance obligations are expected to be delivered during the year ending December 31, 2022 with substantially all of the remainder expected to be delivered in 2023. Future wind tower orders are subject to uncertainty as the recent extension and modification of PTC eligibility for new wind farm projects is currently being evaluated by the industry. On October 3, 2022, the Company sold the storage tanks business and its related backlog. See Note 2 of the Notes to Consolidated Financial Statements.

Transportation Products

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Percent	2022	2021	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Inland barges	$50.9	$58.4	(12.8)%	$151.7	$165.3	(8.2)%
Steel components	31.8	23.2	37.1	93.1	64.7	43.9
Total revenues	82.7	81.6	1.3	244.8	230.0	6.4

Operating costs:
Cost of revenues	76.4	74.7	2.3	221.1	207.2	6.7
Selling, general, and administrative expenses	5.3	5.4	(1.9)	16.5	15.9	3.8
Operating profit	$1.0	$1.5	(33.3)	$7.2	$6.9	4.3

Depreciation and amortization (1)	$3.9	$4.6	(15.2)	$11.8	$13.7	(13.9)
(1) Depreciation and amortization are components of operating profit.
Three Months Ended September 30, 2022 versus Three Months Ended September 30, 2021
•Revenues increased slightly as a 37.1% increase in steel components revenues was largely offset by a 12.8% decrease in revenues from inland barges. The increase in steel components revenues reflected higher deliveries as the North American railcar market shows signs of a modest recovery, and the decline in inland barge revenues resulted from lower tank barge deliveries.
•Cost of revenues increased 2.3% driven by higher steel component volumes and higher steel raw material costs.
•Selling, general, and administrative costs were substantially unchanged and decreased as a percentage of revenues to 6.4% compared to 6.6% in the prior period.
•Operating profit decreased due to lower tank barge deliveries and higher steel raw material costs, partially offset by higher steel component volumes.
Nine Months Ended September 30, 2022 versus Nine Months Ended September 30, 2021
•Revenues increased 6.4% led by a 43.9% increase in steel components revenues due to increased deliveries resulting from improving demand conditions in the North American railcar market. The segment increase was partially offset by a 8.2% decrease in revenues from inland barges, reflecting weakened demand conditions from both the COVID-19 pandemic and higher steel prices.
•Cost of revenues increased 6.7% driven by higher steel component volumes, partially offset by lower tank barge volumes.
•Selling, general, and administrative costs were up slightly due to overall higher volumes, but decreased as a percentage of revenues to 6.7% compared to 6.9% in the prior period .
•Operating profit increased 4.3% due to higher steel component volumes, partially offset by lower tank barge volumes.

Unsatisfied Performance Obligations (Backlog)
As of September 30, 2022, the backlog for inland barges was $128.9 million, compared to $92.7 million and $130.2 million as of December 31, 2021 and September 30, 2021, respectively. Approximately 22% of unsatisfied performance obligations for inland barges are expected to be delivered during the year ending December 31, 2022 with the remainder expected to be delivered in 2023.

Corporate

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Percent	2022	2021	Percent
	(in millions)		Change	(in millions)		Change
Corporate overhead costs	$16.7	$14.4	16.0%	$45.6	$45.9	(0.7)%

2022 versus 2021
•Corporate overhead costs increased 16.0% for the three months ended September 30, 2022 primarily due to increased compensation-related expenses. The increase was partially offset by lower acquisition and divestiture-related expenses of $1.6 million for the three months ended September 30, 2022, compared to $2.5 million for the same period in 2021.
•Corporate overhead costs were roughly flat for the nine months ended September 30, 2022 as lower acquisition and divestiture-related expenses of $5.0 million in the current period, compared to $10.0 million for the same period in 2021, were offset by higher compensation-related expenses.
•We estimate fourth quarter 2022 corporate costs of approximately $14 to $15 million, excluding non-recurring acquisition and divestiture-related expenses. We estimate fourth quarter acquisition and divestiture-related expenses of approximately $5.9 to $6.4 million.

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
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021

	(in millions)
Total cash provided by (required by):
Operating activities	$182.6	$76.8
Investing activities	(129.5)	(569.3)
Financing activities	(12.0)	462.8
Net increase (decrease) in cash and cash equivalents	$41.1	$(29.7)
Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2022 was $182.6 million compared to $76.8 million for the nine months ended September 30, 2021.
•The changes in current assets and liabilities resulted in a net use of cash of $34.2 million for the nine months ended September 30, 2022 compared to a net use of cash of $86.7 million for the nine months ended September 30, 2021. The current year activity was primarily driven by increased receivables and inventories due to increased volumes and higher steel prices, partially offset by increases in accounts payable.
Investing Activities. Net cash required by investing activities for the nine months ended September 30, 2022 was $129.5 million compared to $569.3 million for the nine months ended September 30, 2021.
•Capital expenditures for the nine months ended September 30, 2022 were $85.9 million compared to $60.8 million for the same period last year. Full-year capital expenditures are expected to be approximately $125 to $135 million in 2022. We expect maintenance capital expenditures of $75 to $80 million and capital expenditures related to additional growth to be approximately $50 to $55 million in 2022.

•Proceeds from the sale of property, plant, and equipment and other assets totaled $31.5 million for the nine months ended September 30, 2022, compared to $14.9 million for the same period in 2021.
•Cash paid for acquisitions, net of cash acquired, was $75.1 million for the nine months ended September 30, 2022 compared to $523.4 million for the same period in 2021. There was no divestiture activity for the nine months ended September 30, 2022 and 2021.
Financing Activities. Net cash required by financing activities during the nine months ended September 30, 2022 was $12.0 million compared to net cash provided by financing activities of $462.8 million for the same period in 2021.
•Current year activity primarily related to borrowings and repayments under the revolving credit facility as well as $15.0 million of share repurchases under the current repurchase authorization. Prior year to date activity primarily related to the net proceeds from the issuance of the $400 million Senior Notes and $100 million of additional borrowings under our revolving credit facility.
Other Investing and Financing Activities
Revolving Credit Facility and Senior Notes
On January 2, 2020, the Company entered into an Amended and Restated Credit Agreement to increase the revolving credit facility to $500.0 million and added a term loan facility of $150.0 million, in each case with a maturity date of January 2, 2025. The entire term loan was advanced on January 2, 2020. As of September 30, 2022, the term loan had a remaining balance of $140.6 million.
As of September 30, 2022, we had $155.0 million of outstanding loans borrowed under the revolving credit facility and there were approximately $28.4 million of letters of credit issued, leaving $316.6 million available for borrowing. Subsequently, in October 2022, the Company used $155.0 million of cash proceeds from the sale of the storage tanks business to pay off the outstanding loans borrowed under its revolving credit facility.
The interest rates under the revolving credit facility and term loan are variable based on LIBOR or an alternate base rate plus a margin. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on Arcosa’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing ranges from 1.25% to 2.00% and was set at LIBOR plus 1.75% as of September 30, 2022. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.30% as of September 30, 2022.
The Company's revolving credit and term loan facilities require the maintenance of certain ratios related to leverage and interest coverage. As of September 30, 2022, we were in compliance with all such financial covenants. Borrowings under the credit agreement are guaranteed by certain wholly-owned subsidiaries of the Company.
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
Dividends and Repurchase Program
In September 2022, the Company declared a quarterly cash dividend of $0.05 per share that was paid on October 31, 2022.
In December 2020, the Company’s Board of Directors authorized a new $50 million share repurchase program effective January 1, 2021 through December 31, 2022 to replace a program of the same amount that expired on December 31, 2020. Under the program, the Company repurchased 298,629 shares during the nine months ended September 30, 2022. As of September 30, 2022, the Company had a remaining authorization of $25.7 million under the program. See Note 1 of the Notes to the Consolidated Financial Statements.

Derivative Instruments
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in 2023, to reduce the effect of changes in the variable interest rates associated with borrowings under the Amended and Restated Credit Agreement. The instrument carried an initial notional amount of $100.0 million, thereby hedging the first $100.0 million of borrowings. The instrument effectively fixes the LIBOR component of the borrowings at a monthly rate of 2.71%. As of September 30, 2022, the Company has recorded an asset of $1.6 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive income. See Note 3 and Note 7 of the Notes to the Consolidated Financial Statements.

Recent Accounting Pronouncements
See Note 1 of the Notes to the Consolidated Financial Statements for information about recent accounting pronouncements.

Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performances, estimates, projections, goals, and forecasts. Arcosa uses the words “anticipates,” “assumes,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” “plans,” and similar expressions to identify these forward-looking statements. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements include, among others:
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2021 as set forth in our 2021 Annual Report on Form 10-K. See Note 9 of the Notes to Consolidated Financial Statements for the impact of foreign exchange rate fluctuations for the three and nine months ended September 30, 2022.

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
As permitted by the SEC Staff interpretive guidance for recently acquired businesses, management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of September 30, 2022 excludes an assessment of the internal control over financial reporting of the RAMCO business acquired in May 2022. RAMCO represents approximately 3% of consolidated total assets and less than 1% of consolidated revenues as of and for the nine months ended September 30, 2022.

PART II

Item 1. Legal Proceedings
See Note 15 of the Consolidated Financial Statements regarding legal proceedings.

Item 1A. Risk Factors
There have been no material changes in the Company's risk factors from those set forth in our 2021 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended September 30, 2022:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2022 through July 31, 2022	80	$44.76	—	$25,656,442
August 1, 2022 through August 31, 2022	11	$51.78	—	$25,656,442
September 1, 2022 through September 30, 2022	752	$57.19	—	$25,656,442
Total	843	$55.94	—	$25,656,442

(1)     These columns include the following transactions during the three months ended September 30, 2022: (i) the surrender to the Company of 843 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of no shares of common stock on the open market as part of the stock repurchase program.
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

Arcosa, Inc.
(Registrant)

November 3, 2022	By:	/s/ Gail M. Peck
Gail M. Peck
Chief Financial Officer