Form 10-K
period 2022-12-31
Arcosa, Inc.
filed 2023-02-24
CIK 1739445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2022

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2022) was $2.2 billion.
At January 13, 2023 the number of shares of common stock outstanding was 48,441,548.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive 2023 Proxy Statement.

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
(1) On October 3, 2022, the Company completed the sale of its storage tanks business.

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
•Natural Aggregates: We are an established producer and distributor of natural aggregates serving both public infrastructure and private construction markets and operate in Texas, our largest geographic exposure, and 8 other states. We manage the business from the four regions of Texas (including Arkansas and Oklahoma), the Ohio River Valley, the Gulf Coast, and the West. We operate primarily from open pit quarries and have one underground mine. Our natural aggregates products include sand, gravel, limestone, stabilized material, and various other products used in the production of ready mixed concrete, cement, and other precast concrete products, roads, municipal and private water, sewer and drainage projects, oil and gas well pads, wind farms, as well as various other building products.
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
•Recycled Aggregates: Recycled aggregates are a complement to our natural aggregates platform and are produced by crushing concrete reclaimed from demolished highways, buildings, and other structures. The raw product material is processed to remove steel, rebar, shingles, and other debris, and screened to appropriate sizes for use as a road base, erosion control, for building foundations, and as a backfill for utility trenches. Recycled aggregates currently supply a small percentage of total aggregates supplied nationwide. We believe the supply of recycled aggregates will continue to grow in use due to resource scarcity and associated ESG benefits, reduced disposal and acceptance of concrete in landfills, and energy savings from less processing and transportation costs. Recycled aggregates are a substitute to natural aggregates, primarily for hard rock uses.
During 2022, we expanded our recycled aggregates platform, which is largely Texas based, through the acquisition of Recycled Aggregate Materials Company, Inc. (“RAMCO”) with operations in the Los Angeles metropolitan area.
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
•Infrastructure Construction: Infrastructure construction includes construction spending by federal, state, and local governments for roads, highways, bridges, airports, and other public infrastructure, as well as private spending on road and utility construction. Public infrastructure spending is typically supported by federal and state legislation and programs. On December 4, 2015, the Fixing America's Surface Transportation Act (“FAST Act”) was signed into law. The FAST Act authorized $305 billion of public infrastructure funding from 2016 to 2020. It was subsequently extended to provide an additional $13.6 billion in 2021. On November 15, 2021, the Infrastructure Investment and Jobs Act (“IIJA”) was signed into law, which provides approximately $350 billion for federal highway programs from 2022 through 2026 by extending many of the programs in the FAST Act at higher funding levels, as well as supplemental funding for roads, bridges, and other major projects. Most of this funding is apportioned to states, based on formulas specified in the IIJA and provides funding through a wide range of competitive grant programs.
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
In 2022, we had shipments of approximately 37 million tons of aggregates and specialty materials, including approximately 4 million tons of recycled aggregates. Texas is our largest geographic market, representing approximately 45% of the segment's revenues in 2022. All other states each are less than 10% of segment revenues. Within Texas, we primarily serve the Texas Triangle formed by the Dallas-Fort Worth metro at its northern point in North Texas; the Houston metro at its southeastern edge on the Gulf Coast; and Austin-San Antonio at its western tip in Central Texas. The outlook for construction spending in Texas is favorable with 2023 fiscal year planned Texas Department of Transportation (“TxDOT”) lettings of approximately $8.8 billion. In 2022, TxDOT released its 10-year Unified Transportation Program identifying a record $85 billion of infrastructure projects, an increase of $10 billion from the prior year. Population and household formation growth have contributed to a strong residential housing market in recent years, however the recent rise in interest rates has caused a near term slow down, with housing permits, an indication of future construction activity, down approximately 1% in Texas in 2022 compared to the previous year. Non-residential construction activity, while currently negatively impacted by supply chain delays incited by the COVID-19 pandemic, generally follows a strong residential construction cycle on a lagged basis.
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
Raw Material and Suppliers
The primary raw material for our natural aggregates and specialty materials comes from quarries. Natural aggregates and specialty materials can be found throughout the U.S. We have a proven and successful record of securing long-term reserve positions for both current and future mine locations through our employment of exploration teams and the use of professional third parties. Our reserves are critical to our raw material supply and long-term success. We currently estimate that we have 1.2 billion tons of proven and probable natural aggregates and specialty materials reserves strategically located in favorable markets that are expected to require large amounts of aggregates to meet future construction demand. For further discussion of our natural aggregates and specialty materials reserves, please refer to Item 2. “Properties.”
Recycled aggregates are not dependent on reserves and the primary raw material is demolished concrete which is processed into recycled aggregates. We source raw material both internally and externally primarily from demolition and road removal projects. We control a portion of our raw material needs through demolition services that we provide and source the remainder in competitive markets from third parties. Due to increasing landfill scarcity the acceptance of demolished concrete may be restricted, increasing the availability of raw product at our crushing locations. In addition, in certain markets, we are paid a fee to accept raw product. Our operating permits which allow recycling activities and the strategic location of our stationary crushing sites are competitive advantages.
Engineered Structures.
Products
Through wholly owned subsidiaries, our Engineered Structures segment primarily manufactures and sells steel structures for infrastructure businesses, including utility structures for electricity transmission and distribution, structural wind towers, traffic structures, and telecommunication structures. These products share similar manufacturing competencies and steel sourcing requirements and can be manufactured across our North American footprint. This segment also historically manufactured and sold storage and distribution tanks. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for revenues attributable to our Engineered Structures products.
•Utility Structures: We are a well-established manufacturer in the U.S. and Mexico of engineered steel utility structures, including tapered steel and lattice structures, for electricity transmission and distribution. We also manufacture pre-stressed concrete poles for utility, lighting, transportation, and telecommunications markets. In 2022, we began construction of a new concrete pole plant in Florida to serve increased grid hardening and renewable energy investment.
•Wind Towers: We are one of the leading manufacturers of structural wind towers in the U.S. and Mexico with plants strategically located in wind-rich regions of North America.
•Traffic Structures: We manufacture steel traffic structures for use on the U.S. highway and road system primarily serving Florida and adjacent states. Our products include overhead steel sign structures, tolling gantry structures, mast and sign arms, and other custom solutions. We have one dedicated manufacturing plant in Florida and have the capability to manufacture traffic structures in our other Engineered Structures plants.
•Telecommunication Structures: We manufacture telecom structures, including self-supporting lattice towers, monopole towers, and guyed towers. We have one manufacturing plant in Oklahoma and have the capability to manufacture telecom structures in our other Engineered Structures plants.
In October 2022, we completed the sale of our storage tanks business.

Markets
Our Engineered Structures segment serves a broad spectrum of infrastructure markets, including electricity transmission and distribution, wind power generation, highway road construction, and wireless communication. We believe we are well-positioned to benefit from significant upgrades in the electrical grid to support enhanced reliability, policy changes encouraging more generation from renewable energy sources, the expansion of new transmission, distribution, and telecommunication infrastructure, and the replacement and growth of the U.S. highway and road system.
Our utility structures business is well-positioned to benefit from significant investment in utility infrastructure. There is strong demand for transmission and distribution structures across the U.S. as much of the utility infrastructure has aged and needs replacement. Global concerns regarding emissions have increased consumer demand for electricity. Upgrades to utility structures are needed to support larger equipment that is required to withstand growing load demand and to allow for connectivity of the grid to renewable energy sources. The IIJA, enacted in November 2021, provides $73 billion in additional federal funding to support the investment needed in the U.S. power grid.
We believe we are well-positioned to benefit from healthy public infrastructure spending in Florida and adjacent states and have opportunities to grow organically into new geographies as well. Additionally, we expect to benefit from continued spending on the buildout of 5G and other wireless networks in North America. We anticipate that the IIJA will be supportive for these businesses as well due to the increased level of highway spending and the provision for $65 billion in additional federal funding for broadband infrastructure.
Demand for new wind energy projects in the U.S. has been supported by the Renewable Electricity Production Tax Credit (“PTC”) that was first introduced in 1992, providing a tax credit for electricity produced at each qualifying wind project. Since inception, the PTC has undergone numerous extensions and received varying levels of legislative support, contributing to volatility in the demand for new wind energy installations. Following a multi-year extension in 2015 and a series of annual extensions in 2020 and 2021, the PTC expired at the end of 2021 creating a lapse in support for new wind farm projects beginning in 2022. In August 2022, the Inflation Reduction Act (“IRA”) passed, providing a long-term extension of the PTC for new wind farm projects and introduced a new advanced manufacturing tax credit for companies that domestically manufacture and sell clean energy equipment in the U.S. from 2023 to 2032. The wind industry is currently awaiting finalization of the IRA's tax credit rules from the Internal Revenue Service (“IRS”). Subject to further clarification from the IRS, we believe these tax incentives provide a significant multi-year catalyst for our wind towers business. Together with the increased cost competitiveness of wind energy, state renewable fuel mandates, and increasing business acceptance of long-term decarbonization goals, we believe we are well-positioned to benefit from these wind energy incentives.
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
Within our wind towers business, our primary customers are wind turbine producers. We compete with both domestic and foreign producers of towers. Revenues from GE Renewable Energy (“GE”) included in our Engineered Structures segment constituted 9.3%, 9.5%, and 15.3% of consolidated revenues for the years ended December 31, 2022, 2021, and 2020, respectively.
Our traffic structures business primarily sells to individual state Departments of Transportation and highway contractors typically in a competitive-bid market.
Our telecom structures business sells to wireless communication carriers and third-party tower lessors and developers.

Raw Materials and Suppliers
The principal material used in our Engineered Structures segment is steel. During 2022, the supply of steel was sufficient to support our manufacturing requirements. Overall steel prices began to rise sharply in late 2020, reaching record levels in 2021. While hot rolled coil prices normalized to more historic levels during 2022, plate steel prices reached new highs before moderating somewhat but remain elevated. Steel prices may be volatile in the future in part as a result of market conditions. We use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, flexing between steel type, and other arrangements with our customers to mitigate the effect of steel price volatility on our operating profit for the year. Arcosa’s manufacturing operations also use component parts such as flanges for wind towers. In general, we believe there is enough capacity in the supply industries to meet current production levels without any material impacts. We anticipate our existing contracts and other relationships with multiple suppliers will meet our current production forecasts.
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
•Inland Barges: We have a leading position in the U.S. market for the manufacture of inland barges and fiberglass barge covers. We manufacture a variety of hopper barges, tank barges, deck barges, and fiberglass covers, and provide a full line of deck hardware to the marine industry, including hatches, castings, and winches for barges, towboats, and dock facilities. Dry cargo barges transport various commodities, such as grain, coal, and aggregates. Tank barges transport liquids, including refined products, chemicals, and a variety of petroleum products. Deck barges are used for transportation of heavy, oversized cargo and construction support. Our fiberglass reinforced lift covers are used primarily for grain barges.
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
Our inland barge business serves numerous end-markets through a base of established customers who support the transportation of staple commodities such as grain, coal, aggregates, chemicals, fertilizers, petrochemicals, and refined products. Despite recent declines, the dry and liquid barge replacement cycles are expected to remain fundamentally strong as investments in the aging barge fleet over the last 5 to 6 years have been below long-term average replacement rates (with the exception of 2019 for liquid barges). Approximately 35% of the hopper fleet and 25% of the tank fleet are more than 20 years old. The replacement of these fleets is expected to drive healthy demand based on an assumed 25 to 30-year useful life. In the dry barge industry, scrapping has exceeded new builds every year since 2016 suggesting a strong deferred replacement cycle that we expect will be supported by a recovery in agriculture once plate steel prices normalize after increasing sharply over the last two years. The liquid barge industry is poised to benefit from expected growth in the U.S. petrochemical industry and difficulty in new pipeline permitting and construction.
Our steel component business primarily serves the North American railcar industry, both the new car and maintenance markets, as well as various mining and industrial markets. Demand for steel components is increasing relative to cyclical lows in 2020 and 2021 as the outlook for the new railcar market has improved and reflects a stable level of replacement demand.
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
Raw Materials and Suppliers
The principal material used in our Transportation Products segment is steel. During 2022, the supply of steel was sufficient to support our manufacturing requirements. Overall steel prices began to rise sharply in late 2020, reaching record levels in 2021. While hot rolled coil prices normalized to more historic levels during 2022, plate steel prices reached new highs before moderating somewhat but remain elevated. Steel prices may be volatile in the future in part as a result of market conditions. We use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, flexing between steel type, and other arrangements with our customers to mitigate the effect of steel price volatility on our operating profit for the year. Arcosa’s manufacturing operations also use component parts such as pumps, engines, and hardware for tank barges. In general, we believe there is enough capacity in the supply industries to meet current production levels without any material impacts. We anticipate our existing contracts and other relationships with multiple suppliers will meet our current production forecasts.
Unsatisfied Performance Obligations (Backlog). As of December 31, 2022 and 2021, our backlog of firm orders was as follows:

	December 31, 2022	December 31, 2021

	(in millions)
Engineered Structures:
Utility, wind, and related structures	$671.3	$437.5
Storage tanks(1)	$—	$22.0

Transportation Products:
Inland barges	$225.1	$92.7
(1) On October 3, 2022, the Company completed the sale of its storage tanks business and its related backlog.
Approximately 57% of the unsatisfied performance obligations for our utility, wind, and related structures in our Engineered Structures segment are expected to be delivered during the year ending 2023, 24% expected to be delivered during the year ending 2024, with the remainder expected to be delivered during the year ending 2025. All of the unsatisfied performance obligations for inland barges in our Transportation Products segment are expected to be delivered during the year ending 2023.
Marketing. We sell substantially all of our products and services through our own sales personnel operating from offices in multiple locations in the U.S. and Mexico. We also use independent sales representatives and distributors.
Human Capital. The Company employed approximately 5,230 employees as of December 31, 2022. The following table presents the approximate headcount breakdown of employees by segment:

December 31, 2022
Construction Products	1,860
Engineered Structures	2,365
Transportation Products	900
Corporate	105
5,230
As of December 31, 2022, approximately 4,125 employees were employed in the U.S., 1,090 employees in Mexico, and 15 employees in Canada.
The decrease in employee headcount from December 31, 2021 to December 31, 2022 was largely due to the sale of the storage tanks business.

Employee Health and Safety.
Arcosa is committed to safety across our operations. Our highest priority is the health and safety of our employees. We strive to continuously improve our procedures, processes, and management systems with regard to employee health and safety. These efforts are achieved by promoting safe work practices among employees and contractors and maintaining property and equipment in safe operating conditions. In furtherance of Arcosa’s commitment to improving our safety performance, the Company achieved improvements in certain safety metrics during 2022.
In 2019, we launched a reenergized safety initiative, ARC 100, to build a positive and proactively engaged culture of safety excellence. ARC 100 is inspired by the voices of frontline employees, driven by cross-functional teams, and actively supported by visible commitment from senior leaders. During 2022, Arcosa experienced progress in reducing severity and frequency of safety incidents as a result of a continued focus on building a strong safety culture through its ARC 100 safety initiative.
The outbreak and continuance of the COVID-19 pandemic has highlighted the critical importance of focusing on the health and wellness of our employees. As an essential business, we have followed the federal, state, and local guidelines governing our facilities and shared best practices across the organization with the goal of protecting our employees. In 2022, Arcosa continued to monitor and implement safeguards, guidelines, and best practices for COVID-19 mitigation procedures.
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
In 2022, Arcosa launched LEAD: Leadership Exploration and Development. This formal employee development program was created to help identify internal talent, provide skill and competency growth opportunities, and build a deep bench of emerging leaders at the Company.
Arcosa fosters employee development through a variety of leadership and training programs, like LEAD, as well as tuition reimbursement at education institutions, professional society memberships, and relevant conference and symposia attendance.
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
Engineered Structures. Arcosa’s Engineered Structures segment is subject to the regulations by the U.S. Department of Transportation (“USDOT”) and various state agencies, including state departments of transportation. These agencies promulgate and enforce rules and regulations pertaining, in part, to the manufacture of tanks that are used in the storage, transportation and transport arrangement, and distribution of regulated and non-regulated substances.

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

Name	Age	Office	Officer Since
Antonio Carrillo	56	President and Chief Executive Officer	2018
Gail M. Peck	55	Chief Financial Officer	2018
Reid S. Essl	41	Group President	2018
Kerry S. Cole	54	Group President	2018
Jesse E. Collins, Jr.	56	Group President	2018
Bryan P. Stevenson	49	Chief Legal Officer	2018
Mary E. Henderson	64	Chief Accounting Officer	2018
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
Risks Related to our Business and Operations.
The global COVID-19 pandemic and other similar outbreaks may adversely affect Arcosa’s business.
Arcosa’s business may be adversely affected if a pandemic or outbreak of an infectious disease occurs. For example, the outbreak of COVID-19, including its variants, has disrupted global trade, commerce, financial and credit markets, and daily life throughout the world. If federal, state, or local authorities determine that Arcosa’s operations are non-essential or non-critical, or if one or more of Arcosa’s facilities become subject to governmental ordered closure, voluntary temporary closure, closure from a COVID-19 outbreak within the facility, or closure for other COVID-19 related reason, the business as a whole could be materially affected.
In addition, certain of Arcosa’s workers and operations are located in areas where travel and curfew restrictions or other regulatory restrictions have or could be imposed with respect to the COVID-19 pandemic, such as Mexico. Disruptions to Arcosa’s cross-border business transactions and activities caused by COVID-19 could materially affect Arcosa’s business. The negative impact on the economy from the COVID-19 pandemic could cause customers to postpone projects, cancel or delay orders, or file bankruptcy. The extent to which the COVID-19 pandemic and other similar outbreaks impact our business will depend on numerous evolving factors that we may not be able to accurately predict.
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
Arcosa faces intense competition in all geographic markets and each industry sector in which it operates. In addition to price, Arcosa faces competition in respect to product performance and technological innovation, substitution, quality, reliability of delivery, customer service, and other factors. The effects of this competition, which is often intense, could reduce Arcosa’s revenues and operating profits, limit Arcosa’s ability to grow, increase pricing pressure on Arcosa’s products, and otherwise affect Arcosa’s financial results.

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
Furthermore, any shortages in trucking, rail, barge, or container shipping capacity, any increase in the cost thereof, or any other disruption to those transportation systems, including due to a pandemic related shutdown or work stoppage, could limit Arcosa’s ability to deliver its products in a timely manner or at all. Any material disruption at one or more of Arcosa’s facilities or those of Arcosa’s customers or suppliers or otherwise within Arcosa’s supply chain, whether as a result of downtime, facility damage, an inability to deliver Arcosa’s products or otherwise, could prevent Arcosa from meeting demand, require Arcosa to incur unplanned capital expenditures, or cause other material disruption to Arcosa’s operations, any of which could have a material adverse effect on Arcosa’s business.
Equipment failures or extensive damage to Arcosa’s facilities, including as might occur as a result of natural disasters, could lead to production, delivery or service curtailments or shutdowns, loss of revenue or higher expenses.
Arcosa operates a substantial amount of equipment at its production facilities, several of which are located in areas that may experience adverse weather, including extreme temperatures, tornados, and hurricanes, or are located on navigable waterways, subject to potential flooding and other excessive or low water conditions on one or more rivers that serve Arcosa facilities. An interruption in operations at Arcosa’s facilities, as a result of equipment or technology failure or acts of nature, including non-navigation orders, could reduce or prevent Arcosa’s production, delivery, service, or repair of Arcosa’s products and increase Arcosa’s costs and expenses. A halt of production at any of Arcosa’s manufacturing facilities could severely affect delivery times to Arcosa’s customers. While Arcosa maintains emergency response and business recovery plans that are intended to allow Arcosa to recover from natural disasters that could disrupt Arcosa’s business, Arcosa cannot provide assurances that its plans would fully protect Arcosa from the effects of all such disasters. In addition, insurance may not adequately compensate Arcosa for any losses incurred as a result of natural or other disasters, which may adversely affect Arcosa’s financial condition. Any significant delay in deliveries not otherwise contractually mitigated by favorable force majeure or other provisions could result in cancellation of all or a portion of Arcosa’s orders, cause Arcosa to lose future sales, and negatively affect Arcosa’s reputation and Arcosa’s results of operations.
Delays in construction projects and any failure to manage Arcosa’s inventory could have a material adverse effect on us.
Many of Arcosa’s products are used in large-scale construction projects which generally require a significant amount of planning and preparation before construction commences. However, construction projects can be delayed and rescheduled for a number of reasons, including unanticipated soil conditions, adverse weather or flooding, changes in project priorities, financing issues, difficulties in complying with environmental and other government regulations or obtaining permits, additional time required to acquire rights-of-way or property rights, and a pandemic related shutdown or work stoppage. These delays may create unplanned downtime, increasing costs and inefficiencies in Arcosa’s operations, and increased levels of obsolete inventory.
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
Demand for Arcosa’s products in some markets is typically seasonal, with periods of snow or heavy rain negatively affecting construction activity. For example, sales of Arcosa’s products are somewhat higher from spring through autumn when construction activity is greatest. Construction activity declines in these markets during the winter months in particular due to inclement weather, frozen ground, and fewer hours of daylight. Construction activity and Arcosa's ability to deliver products on time or at all to its customers can also be affected in any period by public holidays, vacation periods, and adverse weather conditions such as extreme temperature, hurricanes, severe storms, torrential rains and floods, low river levels, natural disasters such as fires and earthquakes, a pandemic related shutdown or work stoppage, and similar events, any of which could reduce demand for Arcosa’s products, push back existing orders to later dates or lead to cancellations.
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
Arcosa’s operations outside of the U.S. are subject to the risks associated with cross-border business transactions and activities. Political, legal, trade, economic change or instability, criminal activities, or social unrest could limit or curtail Arcosa’s respective foreign business activities and operations, including the ability to hire and retain employees. Violence in Mexico associated with drug trafficking is continuing. Arcosa has not, to date, been materially affected by any of these risks, but Arcosa cannot predict the likelihood of future effects from such risks or any resulting adverse impact on Arcosa’s business. Arcosa ships raw materials to Mexico and manufactures products in Mexico that are sold in the U.S. or elsewhere, which are subject to customs and other regulations and the transportation and import of such products may be disrupted. Some foreign countries where Arcosa operates have regulatory authorities that regulate products sold or used in those countries. If Arcosa fails to comply with the applicable regulations related to the foreign countries where Arcosa operates, Arcosa may be unable to market and sell its products in those countries or could be subject to administrative fines or penalties.
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
Arcosa's margins may be negatively impacted by increased costs resulting from inflationary pressures in the market, including increased costs for fuel, energy, and steel. Under varying circumstances, Arcosa may take actions to minimize these inflationary risks, but such efforts may not be effective in mitigating the impact on Arcosa's margins.
Arcosa may incur increased costs due to fluctuations in interest rates and foreign currency exchange rates.
Arcosa is exposed to risks associated with fluctuations in interest rates and changes in foreign currency exchange rates. Under varying circumstances, Arcosa may seek to minimize these risks using hedges and similar financial instruments and other activities, although these measures, if and when implemented, may not be effective. Any material and untimely changes in interest rates or exchange rates could adversely impact our business.
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
A significant portion of Arcosa’s business depends on the adequate supply of numerous specialty and other parts and components at competitive prices. Arcosa’s manufacturing operations partially depend on Arcosa’s ability to obtain timely deliveries of raw materials, parts, and components in acceptable quantities and quality from Arcosa’s suppliers. Certain raw materials, parts, and components for Arcosa’s products are currently available from a limited number of suppliers and, as a result, Arcosa may have limited control over pricing, availability, and delivery schedules. If Arcosa is unable to purchase a sufficient quantity of raw materials, parts, and components on a timely basis, Arcosa could face disruptions in its production and incur delays while Arcosa attempts to engage alternative suppliers. Fewer suppliers could result from unimproved or worsening economic or commercial conditions, potentially increasing Arcosa’s rejections for poor quality and requiring Arcosa to source unknown and distant supply alternatives. Any such disruption or conditions could harm Arcosa’s business.
The principal material used in Arcosa’s manufacturing segments is steel. Market steel prices may exhibit periods of volatility and increased steel prices could negatively impact demand for Arcosa's products like barges. Steel prices may experience further volatility as a result of scrap surcharges assessed by steel mills, tariffs, and other market factors. Arcosa may use contract-specific purchasing practices, supplier commitments, contractual price escalation provisions, and other arrangements with Arcosa’s customers to mitigate the effect of this volatility on Arcosa’s operating profits for the year. To the extent that Arcosa does not have such arrangements in place, a change in steel prices could materially lower Arcosa’s profitability. In addition, meeting production demands is dependent on Arcosa’s ability to obtain a sufficient amount of steel. An unanticipated interruption in Arcosa’s supply chain could have an adverse impact on both Arcosa’s margins and production schedules.
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
Arcosa uses electricity and various gases, including natural gas, at Arcosa’s manufacturing facilities and uses diesel fuel in vehicles to transport Arcosa’s products to customers and to operate its plant equipment. An outbreak or escalation of hostilities between the U.S. and any foreign power or between other foreign powers, such as the war in Ukraine, could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of natural gas or energy in general. Extreme weather conditions and natural occurrences such as extreme temperatures, hurricanes, tornadoes, and floods could result in varying states of disaster and a real or perceived shortage of petroleum and/or natural gas, including rationing thereof, potentially resulting in unavailability or an increase in natural gas prices, electricity prices, or other general energy costs. Speculative trading in energy futures in the world markets could also result in an increase in natural gas and general energy cost. Future limitations on the availability (including limitations imposed by increased regulation or restrictions on rail, road, and pipeline transportation of energy supplies as well as other potential supply chain limitations) or consumption of petroleum products and/or an increase in energy costs, particularly natural gas for plant operations and diesel fuel for vehicles and plant equipment, could have an adverse effect upon our ability to conduct Arcosa’s business cost effectively.
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

The loss of revenues attributable to one of our customers could negatively impact our business.
GE Renewable Energy, a customer in our Engineered Structures segment, accounted for approximately 9.3% of our consolidated revenues in 2022 down from 9.5% of consolidated revenues in 2021. The loss of revenues attributable to this customer could have a material adverse effect on Arcosa's business.
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
In addition, any merger or acquisition into which Arcosa may enter is subject to known and unknown risks of such business, new lines of business, markets, downturn of such markets, and/or products and integrating such business, regulatory compliance or zoning requirements, financial systems, markets, and/or products into Arcosa’s businesses and culture. For example, the acquisitions of StonePoint and Southwest Rock brought new lines of businesses to Arcosa, including asphalt production, and expose Arcosa to new geographic markets. The failure to successfully integrate such mergers or acquisitions could prevent Arcosa from achieving the anticipated operating and cost synergies or long-term strategic benefits from such transactions.
If Arcosa is not able to successfully integrate its transactions to any material degree, such failure of a successful integration could result in unexpected claims or otherwise have a material adverse effect on Arcosa’s business. Integration risks include the following: (i) the diversion of management’s time and resources to integration matters from other Arcosa matters; (ii) difficulties in achieving business opportunities and growth prospects of the acquired business; (iii) difficulties in managing the expanded operations; and (iv) challenges in retaining key personnel.
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
Arcosa has grown through acquisitions. Arcosa’s anticipated benefits from acquisitions may not be realized. A downturn in the new markets brought with acquisitions could have a disproportionate adverse impact on the acquired company’s business. An element of Arcosa’s long-term strategy is to reduce the complexity and cyclicality of the overall business, which may result in divestitures which have known and unknown risks. Some or all of Arcosa’s anticipated benefits from any divestiture, like further simplification of Arcosa’s business, may not be realized. If any of these divestiture-related risks occur, they could result in a material adverse effect on Arcosa’s business.
Arcosa's indebtedness restricts its current and future operations, which could adversely affect its ability to respond to changes in its business and manage its operations.
Arcosa is a party to the Amended and Restated Credit Agreement (the “Credit Agreement”), by and among Arcosa, as borrower, and the lenders party thereto and the Indenture by and among Arcosa, certain of its subsidiaries which are guarantors and the trustee (the "Indenture") pursuant to which $400 million of 4.375% senior notes due 2029 (the "Senior Notes") (the Credit Agreement, Indenture, and Senior Notes, collectively, the “Financing Documents”) were issued. The Financing Documents contain a number of covenants potentially restricting the operations and financial condition of Arcosa and certain of its subsidiaries. These covenants could have an adverse effect on Arcosa's business by limiting its ability to take advantage of financing, merger and acquisition, or other opportunities. The breach of any of these covenants or restrictions could result in a default under the Financing Documents.
For more information on the restrictive covenants in the Financing Documents and the Indenture, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” Arcosa's ability to comply with these agreements may be affected by events beyond its control, including prevailing economic, financial, and industry conditions.

The phaseout of the London Interbank Offered Rate (LIBOR) and the replacement of LIBOR with a different reference rate may have an adverse effect on Arcosa’s business.
The United Kingdom’s Financial Conduct Authority (the authority that regulates LIBOR) has announced that it would phase out the most popular LIBOR indices by the end of June 2023. In the U.S., the Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to LIBOR. Arcosa’s revolving credit facility, term loan, and other financial instruments utilize LIBOR or an alternative benchmark reference rate for calculating the applicable interest rate. Arcosa anticipates entering into an amendment to its revolving credit facility, term loan, and other financial instruments to replace LIBOR with SOFR prior to the completion of the LIBOR phase-out. This anticipated replacement may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect Arcosa’s business and ability to acquire debt financing.
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
Although we believe that we are in material compliance with all applicable regulations and operating permits material to our business operations, amendments to existing statutes and regulations, adoption of new statutes and regulations, modification of existing operating permits, or entering into new lines of business could require us to continually alter our methods of operation and/or discontinue the sale of certain of our products resulting in costs to us that could be substantial. We may not be able, for financial or other reasons, to comply with applicable laws, rules, regulations, and permit requirements. Our failure to comply with applicable laws, rules, regulations, or permit requirements could subject us to civil remedies, including substantial fines, penalties, and injunctions, as well as possible criminal sanctions, which would, if of significant magnitude, materially adversely impact our future business. If the SEC’s proposed climate disclosure requirements are adopted on substantially similar terms as proposed, we will be required to incur significant time and money to comply with the disclosure requirements and may be required to modify certain of our operations. These compliance costs could adversely impact our future business.
Violations of or changes in the regulatory requirements applicable to the industries in which Arcosa operates or will operate may have a material adverse effect on Arcosa’s business.
Arcosa’s Transportation Products segment is subject to regulation by, among others, the U.S. Coast Guard; the U.S. National Transportation Safety Board; the U.S. Customs Service; the Maritime Administration of the USDOT and private industry organizations such as the American Bureau of Shipping and the Association of American Railroads. These organizations establish safety criteria, investigate vessel accidents, and recommend improved safety standards.
Arcosa’s Construction Products segment is subject to regulation by MSHA, USEPA, FDA, and various state agencies.
Arcosa’s Engineered Structures segment is subject to the regulations by the USDOT and various state agencies, including state departments of transportation.
Arcosa’s operations are also subject to regulation of health and safety matters by OSHA and MSHA. In addition, our business is subject to additional regulatory requirements in Mexico and other countries where we conduct business.
Future regulatory changes, new lines of business which are covered by regulatory agencies that Arcosa has not previously been subject to, or the determination that Arcosa’s current or future products or processes are not in compliance with applicable requirements, rules, regulations, specifications, standards or product testing criteria might result in additional operating expenses, administrative fines or penalties, product recalls, reputational harm, or loss of business that could have a material adverse effect on Arcosa’s business. For example, the U.S. barge industry relies, in part, on the Jones Act, and changes to or a repeal of the legislation could have a material adverse impact on Arcosa’s barge business and revenues. In addition, the impact of a government shutdown could have a material adverse effect on Arcosa's revenues, profits, and cash flows. Arcosa relies on government personnel to conduct certain routine business processes related to the inspection and delivery of certain products that, if disrupted, could have an immediate impact on Arcosa's revenues and business.

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
However, future events, such as changes in, or modified interpretations of, existing environmental laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards associated with the manufacture of Arcosa’s products and related business activities and properties, may give rise to additional compliance and other costs that could have a material adverse effect on Arcosa’s business. In 2021, Arcosa began operating an underground limestone mine in Pennsylvania, which involves unique potential environmental and safety risks and hazards inherent to underground mining operations. This may give rise to additional compliance and other costs that could have a material adverse effect on Arcosa's business.
In addition to environmental laws, the transportation of commodities by rail, barge, or container raises potential risks in the event of an accident that results in the release of an environmentally sensitive substance. Generally, liability under existing laws for an accident depends upon causation analysis and the acts, errors, or omissions, if any, of a party involved in the transportation activity, including, but not limited to, the shipper, the buyer, and the seller of the substances being transported, or the manufacturer of the barge, container, or its components. Additionally, the severity of injury or property damage arising from an incident may influence the causation responsibility analysis, exposing Arcosa to potentially greater liability. Under certain circumstances, strict liability concepts may apply. If Arcosa is found liable in any such incidents, it could have a material adverse effect on Arcosa’s business.
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
Business, regulatory, and legal developments regarding climate change, and physical impacts from climate change, could have an adverse effect on our business.
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
Potential impacts of climate change include physical impacts, such as disruption in production and product distribution due to impacts from major storm events, shifts in regional weather patterns and intensities, and sea level changes. Other adverse consequences of climate change could include an increased frequency of severe weather events, low river levels, drought, flooding, and rising sea levels that could affect operations at Arcosa’s manufacturing facilities as well as the price and/or availability of insurance coverage for the Company assets or other unforeseen disruptions of Arcosa’s operations, systems, property, or equipment.
The impacts of climate change and related regulations on our operations and the Company overall are highly uncertain and difficult to estimate, but such effects could be materially adverse to our business.
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
Periods of impasse, deadlock, and last-minute accords may continue to permeate many aspects of U.S. governance, including federal government budgeting and spending, taxation, U.S. deficit spending and debt ceiling limits, and international commerce. Such periods could negatively impact U.S. domestic and global financial markets, thereby reducing customer demand for Arcosa’s products and services and potentially result in reductions in Arcosa’s revenues, increased price competition, or increased operating costs, any of which could adversely affect Arcosa’s business.

For example, Arcosa produces many of its products at its manufacturing facilities in Mexico. Arcosa’s business benefits from free trade agreements such as the United States-Mexico-Canada Agreement (“USMCA”). Potential developments, including failure to enforce the USMCA, potential changes or amendments to the agreement, governmental policies, and laws and regulations could adversely affect Arcosa’s existing production operations in Mexico and have a material adverse effect on Arcosa’s business.
Some of Arcosa’s customers place orders for Arcosa’s products (i) in reliance on their ability to utilize tax benefits or tax credits such as accelerated depreciation or the production tax credit for renewable energy or (ii) to utilize federal-aid programs that allow for purchase price reimbursement or other government funding or subsidies, any of which benefits, credits, or programs could be or are being delayed, discontinued or allowed to expire without extension thereby reducing demand for certain of Arcosa’s products and reducing certain tax credits for which Arcosa may be eligible.
There is no assurance that the U.S. government will reauthorize, modify, or otherwise not allow the expiration of tax benefits, tax credits, subsidies, or federal-aid programs that may include funding of the purchase or purchase price reimbursement of certain of Arcosa’s products. For example, the federal renewable electricity production tax credit (the “PTC”) was previously allowed to expire, until it was restored as part of the Inflation Reduction Act of 2022 (the "IRA"). Additionally, § 45X of the IRA includes new Advanced Manufacturing Production (“AMP”) tax credits for manufacturers of wind energy components, like Arcosa Wind Towers. Although the IRA was signed into law in August 2022 the issuance of guidance and interpretation as to the eligibility for, calculation of, and methods for claiming the IRA’s various tax benefits, tax credits, subsidies, and programs remains pending. In instances where any benefits, credits, subsidies, or programs are allowed to expire or are otherwise delayed, modified or discontinued, the demand for Arcosa’s products could decrease and reduce the amount of AMP tax credits for which Arcosa may be eligible, thereby creating the potential for a material adverse effect on Arcosa’s business and could result in non-cash impairments on long-lived assets, including intangible assets, and/or goodwill.
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
Additionally, certain regions or states may require or possess the means to finance only a limited number of large infrastructure projects and periods of high demand may be followed by years of little to no activity. There can be no assurances that governments will sustain or increase current infrastructure spending and tax incentive and other subsidy levels, and any reductions thereto or delays therein could affect Arcosa’s business.
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
A defect in materials or components from suppliers, our materials, or in the manufacturing of our products could result in product warranty and product liability claims, decrease demand for products, or materially harm existing or prospective customer relationships. These claims may require costly repairs or replacement and may include costs related to disassembly of our products and transportation of the products from the field to our facilities and returning the products to the customer, a change in our manufacturing processes, recall of previously manufactured products, or personal injury claims, which could result in significant expense and materially harm our existing or prospective customer relationships. Any of the foregoing could materially harm our business.
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
Arcosa relies on information technology infrastructure and architecture, including hardware, network including the cloud, software, people, and processes to provide useful and confidential information to conduct Arcosa’s business in the ordinary course. Any material failure, interruption of service, compromised data security, or cybersecurity threat could adversely affect Arcosa’s relations with suppliers, customers, and regulators and place Arcosa in violation of confidentiality and data protection laws, rules, and regulations, and result in negative impacts to Arcosa’s market share, operations, and profitability. Arcosa will have to continually upgrade its infrastructure and applications, to reduce these risks. Security breaches in Arcosa’s information technology could result in theft, destruction, loss, misappropriation, or release of confidential data, trade secrets, or other proprietary or intellectual property that could adversely impact Arcosa’s future results.
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
Terrorist activities, anti-terrorist efforts, and other armed conflict involving the U.S. or its interests abroad or other foreign actors may adversely affect the U.S. and global economies, potentially preventing Arcosa from meeting its financial and other obligations by negatively affecting the industries in which Arcosa operates. This could result in delays in or cancellations of the purchase of Arcosa’s products or shortages in raw materials, parts, or components.
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
Arcosa has been proactive in integrating its ESG initiatives into its long-term strategy. The subjective nature and wide variety of frameworks and methods used by our stockholders and others to assess Arcosa’s ESG strategy and progress; diversity, equity, and inclusion ("DEI") initiatives; and heightened governance standards could result in a negative perception by our stockholders or misrepresentation of Arcosa’s ESG goals and progress. Arcosa’s inability to achieve satisfactory progress on its ESG initiatives, like climate change related initiatives, reduced emissions, DEI efforts, and improved safety, on a timely basis, or at all, or to meet the ESG criteria of our stockholders and others could adversely affect Arcosa’s business.
Risks Related to Arcosa Common Stock.
Investors may have difficulty valuing Arcosa's stock.
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
Arcosa may become subject to substantial and costly litigation by its former and current employees related to improper termination of employment, sexual harassment, hostile work environment, and other employment-related claims. Such claims could divert management’s attention from Arcosa’s core business, be expensive to defend, and result in sizable damage awards against Arcosa. Arcosa’s current insurance coverage is limited and may not apply or may not be sufficient to cover these claims. Any employment related claims brought against Arcosa, with or without merit, could harm Arcosa’s reputation in the industry and reduce product sales. Damages assessed against Arcosa could have a material adverse impact on Arcosa’s business.
Arcosa may be required to reduce the value of Arcosa’s long-lived assets, including intangible assets and/or goodwill, which would weaken Arcosa’s financial results.
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
Certain non-cash impairments may result from a change in our strategic goals, business direction, changes in market interest rates, or other factors relating to the overall business environment. Any impairment of the value of goodwill or other intangible assets recorded in connection with previous acquisitions would result in a non-cash charge against earnings, which could have a material adverse effect on our financial condition and results of operations.
Changes in accounting policies or inaccurate estimates or assumptions in the application of accounting policies could adversely affect the reported value of Arcosa’s assets or liabilities and financial results.
Arcosa’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The significant accounting policies, together with the other notes that follow, are an integral part of the financial statements. Some of these policies require the use of estimates and assumptions that may affect the reported value of Arcosa’s assets or liabilities and financial results and require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. Accounting standard setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board, the SEC, and Arcosa’s independent registered public accounting firm) may amend or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be difficult to predict and can materially impact how Arcosa records and reports its financial condition and results of operations. In some cases, Arcosa could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. For a further discussion of some of Arcosa’s critical accounting policies and standards and recent accounting changes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.-Critical Accounting Policies and Estimates” and Note 1. "Overview and Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements.
Litigated disputes and other claims could increase Arcosa’s costs and weaken Arcosa’s liquidity and financial condition.
Arcosa is currently, and may from time to time be, involved in various claims or legal proceedings arising out of Arcosa’s operations. Adverse judgments and outcomes in some or all of these matters could result in significant losses and costs that could weaken Arcosa’s liquidity and financial condition. Although Arcosa maintains reserves for its probable and reasonably estimable liability, Arcosa’s reserves may be inadequate to cover its portion of claims or final judgments after taking into consideration rights in indemnity and recourse under insurance policies or to third parties as a result of which there could be a material adverse effect on Arcosa’s business. See Note 15. Commitments and Contingencies” for additional information on the Company’s current litigation.
The use of social and other digital media (including websites, blogs and newsletters) to disseminate negative, false, misleading and/or unreliable or inaccurate data and information about our Company could create unwarranted volatility in our stock price and losses to our stockholders and could adversely affect our reputation, products, business, and operating results.
Investors may rely on social and other digital media to receive news, data, and information about the Company. Social and other digital media can be used by anyone to publish data and information without regard for factual accuracy. The use of social and other digital media to publish inaccurate, offensive, and disparaging data and information may influence the public’s inability to distinguish what is true and accurate and could obstruct an effective and timely response to correct inaccuracies or falsifications. Such use of social and other digital media could result in negative unsubstantiated claims concerning the Company in general, our products, or our reputation which could reflect negatively on our Company and/or employees, and potentially having a material adverse effect on our business.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Arcosa’s corporate headquarters is located in Dallas, Texas. We principally operate in various locations throughout the U.S. and in Mexico. Our facilities are considered to be in good condition, well maintained, and adequate for our purposes. Information about the total square footage of our facilities as of December 31, 2022 is as follows:

	Approximate Square Feet(1)		Approximate Square Feet Located In(1)
	Owned	Leased	U.S.	Non-U.S.
Construction Products	767,200	182,500	938,100	11,600
Engineered Structures	1,993,100	317,000	1,657,500	652,600
Transportation Products	1,802,500	81,100	1,883,600	—
Corporate	—	24,600	24,600	—
	4,562,800	605,200	4,503,800	664,200
(1) Excludes non-operating facilities.

Our estimated weighted average production capacity utilization for the twelve-month period ended December 31, 2022 is reflected by the following percentages:

Production Capacity Utilized(1)
Construction Products(2)	75%
Engineered Structures	65%
Transportation Products	35%
(1) Excludes non-operating facilities.
(2) Includes processing facilities, quarries, and mines.

Mineral Reserves - Overview
Information concerning the Company’s mining properties has been prepared in accordance with the requirements of Subpart 1300 of Regulation S-K (“S-K 1300”), which first became applicable to the Company for the fiscal year ended December 31, 2021. These requirements differ from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, S-K 1300 requires the Company to disclose its mineral resources in addition to its proven and probable mineral reserves, as of the end of their most recently completed fiscal year both in the aggregate and for each of their individually material mining properties. As of December 31, 2022, the Company did not have any individually material mining properties.
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
The Company’s estimates of mineral reserves and mineral resources are determined internally by competent professionals, including engineers and geologists, using industry best practices and internal controls. These estimates are based on geologic data, mineral ownership information, and current or proposed operating plans. Our mineral reserves are proven and probable reserves that could be economically and legally extracted or produced at the time of the reserve determination, considering grade and quality of the minerals and all material modifying factors. These estimates are periodically updated to reflect past mining production, updated mine plans, new exploration information, and other geologic or mining data. Acquisitions or dispositions of mining properties will also change these estimates. Changes in mining or processing methods may increase or decrease the recovery basis for the estimates. The ability to update or modify the estimates of our mineral reserves is restricted to competent geologists and mining engineers and material modifications are documented. Our estimates of mineral reserves and mineral resources, and supporting information, have been assessed by the John T. Boyd Company, a qualified person, which is unaffiliated with the Company and conforms to the requirements under S-K 1300 for qualified persons.
Mining Properties
During the year ended December 31, 2022, we produced 31.4 million tons of natural aggregates and specialty materials from our mining and processing operations located in the United States and Canada, all of which, we believe, have adequate road and/or railroad access. The Company reports its mining operations primarily through the following commodity groupings:
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

Our active operations as of December 31, 2022 included 44 that produce and distribute natural aggregates and 13 that produce, process, and distribute specialty materials. In addition to our active operations, we control interests in 22 inactive and greenfield (undeveloped) mining properties. We also own and operate recycled aggregates (i.e., recycled concrete products) facilities which are not dependent on mineral reserves.
The following map illustrates the locations of our active mining operations as of December 31, 2022, excluding stand-alone processing facilities:

(1)
(1)
Natural Aggregates – natural sand, gravel, and limestone base, stabilized sand
Specialty Materials – Shale and clay expanded and hardened in a rotary kiln, gypsum, anhydrite, and limestone
(1) – Includes multiple operations within a small geographic area.

The following table summarizes, by major commodity group and geographic region, the status for our mining properties as of December 31, 2022:

	Number of Properties
	Producing	Inactive	Total
Natural aggregates:
Texas	22	9	31
All other	22	9	31
	44	18	62
Specialty materials	13	4	17
	57	22	79
Our active mining operations include 56 surface mines and one underground mine. The operations extract materials from surficial or near-surface alluvial and bedrock deposits. Mining methods utilized at our surface operations include conventional truck/shovel excavation and dredge mining. Our single underground mine in Pennsylvania utilizes mechanized room-and-pillar mining methods.
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

	Annual Production (million tons)
	2022	2021	2020
Natural aggregates	26.8	24.4	14.5
Specialty materials	4.6	5.3	5.3
	31.4	29.7	19.8
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
Mineral Reserves
We controlled an estimated 1.2 billion tons of mineral reserves as of December 31, 2022. Reported mineral reserves include only quantities that are owned in fee or under lease – approximately 550 million tons or 46% are located on owned land and 647 million tons or 54% are located on leased land. The economic viability of our reserves were determined using average selling prices ranging from $2.68 to $64.47 per ton, depending on the location and market.
Our mineral reserves, on average, represent approximately 30 years at current production levels within the natural aggregates business and approximately 90 years at current production levels within the specialty materials business. However, certain operations may have more limited reserves and may not be able to expand. Approximately 966 million tons or 81% of the reported mineral reserves are attributable to active mining operations.
As of December 31, 2022, the Company’s estimated proven and probable mineral reserves by major commodity group and geographic region are as follows:

	Estimated Mineral Reserves (million tons)
	Proven	Probable	Total	Owned	Leased
Natural aggregates:
Texas	185.8	18.9	204.7	67%	33%
All other	274.1	295.0	569.1	19%	81%
	459.9	313.9	773.8	32%	68%
Specialty materials	337.4	85.5	422.9	72%	28%
	797.3	399.4	1,196.7	46%	54%
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

Mineral Resources
We controlled an estimated 118.8 million tons of mineral resources as of December 31, 2022, exclusive of our reported mineral reserves. Our mineral resource estimates are based on an initial assessment using average selling price assumptions ranging from $6.43 to $88.33, depending on the location and market. The following table summarizes our mineral resources by major commodity group and geographic region as of December 31, 2022:

	Estimated Mineral Resources (million tons)
	Measured	Indicated	Inferred	Total
Natural aggregates:
Texas	—	1.6	19.7	21.3
All other	6.5	7.7	10.3	24.5
	6.5	9.3	30.0	45.8
Specialty materials	23.5	—	49.5	73.0
	30.0	9.3	79.5	118.8
Our inferred mineral resources have been estimated on the basis of limited geologic evidence. Mineral resources, that are not mineral reserves, do not have a demonstrated economic viability at this time; however, of the 79.5 million tons of inferred mineral resources, 29.3 million tons or 37% are attributable to 9 active mining operations.

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
Holders
At December 31, 2022, we had 1,057 record holders of common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The following graph compares the Company's cumulative total stockholder return from November 1, 2018 (beginning of “regular-way” trading) through December 31, 2022 with the S&P Small Cap 600 Index and the S&P Small Cap 600 Construction & Engineering Industry Index. The data in the graph assumes $100 was invested in each index at the closing price on November 1, 2018 and assumes the reinvestment of dividends.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100
Index Value
225
200
175
150
125
100
75
11/01/18
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Arcosa, Inc.
S&P Small Cap 600 Index
S&P Small Cap 600 Construction & Engineering Industry Index

Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

	11/1/2018	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Arcosa, Inc.	$100	$101	$163	$202	$194	$201
S&P Small Cap 600 Index	$100	$88	$107	$120	$152	$127
S&P Small Cap 600 Construction & Engineering Industry Index	$100	$87	$115	$132	$190	$194

Issuer Purchases of Equity Securities
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended December 31, 2022:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2022 through October 31, 2022	232	$64.58	—	$25,656,442
November 1, 2022 through November 30, 2022	46,148	$58.85	—	$25,656,442
December 1, 2022 through December 31, 2022	188	$57.17	—	$25,656,442
Total	46,568	$58.87	—	$25,656,442
(1)     These columns include the surrender to the Company of 46,568 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)     In December 2022, the Company’s Board of Directors authorized a new $50 million share repurchase program effective January 1, 2023 through December 31, 2024 to replace a program of the same amount that expired on December 31, 2022. Under the previous program, the Company repurchased 298,629 shares at a cost of $15.0 million during the year ended December 31, 2022. During the year ended December 31, 2021, the Company repurchased 170,168 shares at a cost of $9.4 million. As of December 31, 2022, the Company has approximately $25.7 million available dollars for share repurchases under the current program.

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
The COVID-19 pandemic has disrupted global trade, commerce, financial and credit markets, and daily life throughout the world. The extent to which the COVID-19 pandemic impacts our business, liquidity and financial condition, and results of operations will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business, and individuals’ actions taken in response to the pandemic; the impact of the pandemic on economic activity, and actions taken in response; the effect on our customers and customer demand for our products and services; our ability to sell and provide our products and services; if key personnel are unable to perform their duties or have limited availability; the number of employees who contract or are directly exposed to COVID-19 and their availability to work in our plants and facilities; the ability to retain employees; the ability of our customers to pay for our products and services; any disruption in our supply chain; the ability to procure personal protective equipment; the availability of COVID-19 testing supplies; our ability to continue operations in compliance with COVID-19 related regulations; any closures of our and our customers’ facilities; increased cybersecurity and IT infrastructure risks; the impact on the health and safety of our employees; the impact on the demand for commodities served by our products and services; the impact of new COVID-19 variants and the response to any potential reoccurrence.
We strive to continuously improve our procedures, processes, and management systems regarding employee health and safety, and the COVID-19 pandemic has highlighted the critical importance of focusing on the health and wellness of our employees. We have followed the federal, state, and local guidelines governing our facilities and shared best practices across the organization, with the goal of protecting our employees and communities. We do not anticipate that any enhanced health and safety protocols will have a material impact on the productivity of our plants.

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
•Within our Engineered Structures segment, our backlog as of December 31, 2022 provides good production visibility for 2023. Our customers remain committed to taking delivery of these orders. In utility structures, order and inquiry activity continues to be healthy, as customers remain focused on grid hardening and reliability initiatives. The demand outlook for traffic and telecom structures also remains positive. Wind tower order quantities in 2022 were impacted by high steel prices and uncertainty related to the renewal of the Production Tax Credit (“PTC”), that expired at the end of 2021. As a result, in the fourth quarter of 2021, we idled our Clinton, Illinois wind tower facility in anticipation of lower volumes. The passage of the Inflation Reduction Act ("IRA") on August 16, 2022, which included a long-term extension of the PTC for new wind farm projects and introduced a new advanced manufacturing tax credit for companies that domestically manufacture and sell clean energy equipment in the U.S., is a significant catalyst for our wind towers business. However, the lapse in the PTC and the associated impact on our customers and the wind industry supply chain, has created a near-term lull in projects. As a result, we anticipate 2023 will be a transition year as new wind projects ramp up and expect a strong multi-year rebound in volumes beginning in 2024. In the fourth quarter of 2022, we received wind tower orders of $371 million which extends our backlog to 2025 and fills a base level of production capacity for the next three years.
•Within our Transportation Products segment, our backlog for inland barges as of December 31, 2022 is $225.1 million, which fills a significant portion of our planned production capacity for 2023. Our customers remain committed to taking delivery of these orders. Barge order levels fell sharply at the onset of the pandemic and ensuing high steel prices further negatively impacted demand throughout 2021. To align with lower expected production levels in 2022, we reduced capacity in our two active barge operating plants and completed the idling of our Madisonville, Louisiana facility in the fourth quarter of 2021 to further reduce our cost structure. While high steel prices continued to negatively impact order levels in 2022, the underlying fundamentals for a dry barge replacement cycle remain in place. The fleet continues to age, new builds have not kept pace with scrapping, and utilization rates are high. As a result, order inquiries have been increasing, and we received orders of $134 million in the fourth quarter of 2022, primarily for hopper barges for 2023 delivery. Demand for steel components, which was softening pre-COVID-19 due to a weakening North American rail transportation market, is increasing relative to 2020 and 2021 cyclical lows as the near-term outlook for the new railcar market indicates a stable level of replacement demand.
Executive Overview
Financial Operations and Highlights
•Revenues for the year ended December 31, 2022 increased 10.1% to $2.2 billion compared to the year ended December 31, 2021 with all three segments contributing to the increase.
•Operating profit for the year ended December 31, 2022 of $349.0 million increased $241.7 million compared to the year ended December 31, 2021, of which $189.0 million related to the gain on the sale of the storage tanks business completed in the fourth quarter. The additional $52.7 million increase was driven by increased pricing and volumes in Construction Products, higher margins on increased pricing in Engineered Structures, and higher overall volumes and increased efficiencies in Transportation Products.

•As a percentage of revenue, selling, general, and administrative expenses was 11.7% for the year ended December 31, 2022, compared to 12.6% in the prior year. Selling, general, and administrative expenses increased by 2.7% for the year ended December 31, 2022, when compared to the prior year largely due to increased compensation costs.
•The effective tax rate for the year ended December 31, 2022 was 22.3% compared to 16.7% for the year ended December 31, 2021. See Note 10, “Income Taxes” to the Consolidated Financial Statements.
•Net income for the year ended December 31, 2022 was $245.8 million compared with $69.6 million for the year ended December 31, 2021.
Unsatisfied Performance Obligations (Backlog)
As of December 31, 2022 and 2021 our backlog of firm orders was as follows:

	December 31, 2022	December 31, 2021

	(in millions)
Engineered Structures:
Utility, wind, and related structures	$671.3	$437.5
Storage tanks(1)	$—	$22.0

Transportation Products:
Inland barges	$225.1	$92.7
(1) On October 3, 2022, the Company completed the sale of its storage tanks business and its related backlog.
Approximately 57% of the unsatisfied performance obligations for our utility, wind, and related structures in our Engineered Structures segment are expected to be delivered during the year ending 2023, 24% expected to be delivered during the year ending 2024, with the remainder expected to be delivered during the year ending 2025. All of the unsatisfied performance obligations for inland barges in our Transportation Products segment are expected to be delivered during the year ending 2023.

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
Overall Summary
Revenues

	Year Ended December 31,			Percent Change
	2022	2021	2020	2022 versus 2021	2021 versus 2020

	($ in millions)
Construction Products	$923.5	$796.8	$593.6	15.9%	34.2%
Engineered Structures	1,002.0	934.1	877.7	7.3	6.4
Transportation Products	317.3	305.6	466.5	3.8	(34.5)
Segment Totals before Eliminations	2,242.8	2,036.5	1,937.8	10.1	5.1
Eliminations	—	(0.1)	(2.2)
Consolidated Total	$2,242.8	$2,036.4	$1,935.6	10.1	5.2

2022 versus 2021
•Revenues increased by 10.1%.
•Revenues from our Construction Products segment increased primarily due to increased pricing across our product lines in our aggregate and specialty materials businesses and higher volumes from recently acquired businesses.

•In our Engineered Structures segment, revenues increased primarily due to increased pricing in all product lines.
•Revenues from our Transportation Products segment increased primarily due to higher deliveries in steel components, partially offset by lower tank barge deliveries.
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

	Year Ended December 31,			Percent Change
	2022	2021	2020	2022 versus 2021	2021 versus 2020

	(in millions)
Construction Products	$827.0	$713.6	$518.9	15.9%	37.5%
Engineered Structures	695.0	846.1	797.5	(17.9)	6.1
Transportation Products	305.8	299.2	411.9	2.2	(27.4)
Segment Totals before Eliminations and Corporate Expenses	1,827.8	1,858.9	1,728.3	(1.7)	7.6
Corporate	66.0	70.3	57.7	(6.1)	21.8
Eliminations	—	(0.1)	(2.2)
Consolidated Total	$1,893.8	$1,929.1	$1,783.8	(1.8)	8.1

Depreciation, depletion, and amortization	$154.1	$144.3	$114.5	6.8	26.0

2022 versus 2021
•Operating costs decreased 1.8%. Excluding the $189.0 million gain on the sale of our storage tanks business within the Engineered Structures segment, operating costs increased 8.0%
•Cost of revenues for Construction Products increased primarily due to inflationary-related cost increases, including diesel, cement, and process fuels and higher volumes from recently acquired businesses.
•Excluding the gain from the sale of the storage tanks business, operating costs for Engineered Structures increased primarily due to higher steel raw material prices.
•Cost of revenues for Transportation Products increased primarily due to increased steel component volumes and higher steel raw material costs in inland barges.
•Depreciation, depletion, and amortization increased primarily due to recent acquisitions, including the fair value mark up of long-lived assets.
•As a percentage of revenue, selling, general, and administrative expenses for the year ended December 31, 2022 was 11.7% compared to 12.6% for the year ended December 31, 2021.
2021 versus 2020
•Operating costs increased 8.1%.
•Cost of revenues for Construction Products increased primarily due to higher volumes from acquired businesses, including the cost impact of the fair market value write-up of acquired inventory and additional depreciation, depletion, and amortization expense.
•Cost of revenues for Engineered Structures increased primarily due to higher volumes in our utility structures business, as well as higher steel raw material prices.

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
Operating Profit (Loss)

	Year Ended December 31,			Percent Change
	2022	2021	2020	2022 versus 2021	2021 versus 2020

	(in millions)
Construction Products	$96.5	$83.2	$74.7	16.0%	11.4%
Engineered Structures	307.0	88.0	80.2	248.9	9.7
Transportation Products	11.5	6.4	54.6	79.7	(88.3)
Segment Totals before Eliminations and Corporate Expenses	415.0	177.6	209.5	133.7	(15.2)
Corporate	(66.0)	(70.3)	(57.7)	(6.1)	21.8
Consolidated Total	$349.0	$107.3	$151.8	225.3	(29.3)

2022 versus 2021
•Operating profit increased 225.3%, a large portion of which related to the $189.0 million gain on sale of our storage tanks business within the Engineered Structures segment. Excluding the gain, operating profit increased $52.7 million, or 49.1%.
•Operating profit in Construction Products increased primarily due to increased pricing and volumes from recently acquired businesses, partially offset by inflationary-related cost increases, including diesel, cement, and process fuels.
•Operating profit in Engineered Structures increased by 34.1%, excluding the gain on the sale of the storage tanks business, primarily due to higher revenues and improved margins in our utility structures and storage tanks businesses as well as improved pricing across all product lines.
•Operating profit in Transportation Products increased primarily due to higher volumes and improved margins in our steel components business.
2021 versus 2020
•Our operating profit decreased 29.3%.
•Operating profit in the Construction Products segment increased primarily due to increased volumes from recently acquired business and in our legacy businesses.
•Operating profit in our Engineered Structures segment increased primarily due to higher volumes in our utility structures business and improved margins in our storage tanks business, partially offset by lower wind tower volumes.
•Operating profit in our Transportation Products segment decreased primarily due to lower barge volumes and the associated decline in operational efficiencies from reduced capacity utilization.
For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.

Other Income and Expense
Other, net (income) expense consists of the following items:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Interest income	$(1.1)	$—	$(0.4)
Foreign currency exchange transactions	3.3	0.6	3.6
Other	(0.4)	(0.3)	(0.2)
Other, net (income) expense	$1.8	$0.3	$3.0

•Other, net expense due to foreign currency exchange transactions increased by $2.7 million in 2022 primarily driven by increased volatility in the U.S. dollar to Mexican peso exchange rate as well as foreign currency impacts on the sale of the storage tanks business in Mexico.
Income Taxes
The income tax provision for the years ended December 31, 2022, 2021, and 2020 was $70.4 million, $14.0 million, and $31.6 million, respectively. The effective tax rate for the years ended December 31, 2022, 2021, and 2020 was 22.3%, 16.7%, and 22.9%, respectively. The effective tax rates differ from the federal tax rate of 21.0% due to the impact of state income taxes, excess tax benefits related to equity compensation, and the impact of foreign tax benefits. The increase in our effective tax rate for the year ended December 31, 2022 was largely due to true-ups of apportionment rates impacting prior year state current and deferred taxes. For a reconciliation of the federal tax rate to our effective tax rate, see Note 10 of the Notes to Consolidated Financial Statements.
In response to the COVID-19 pandemic, on March 27, 2020 the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes certain tax relief and benefits that impacted the Company. Approximately $15 million of federal and state income tax payments deferred during the first half of 2020 were paid during the third quarter of 2020. Approximately $5.4 million and $4.3 million of payroll-related taxes were paid during 2022 and 2021, respectively. As of December 31, 2022, the Company has repaid all payroll-related taxes deferred in accordance with the provisions of the CARES Act.
See Note 10 of the Notes to Consolidated Financial Statements for a further discussion of income taxes.

Segment Discussion
Construction Products

	Year Ended December 31,			Percent Change
	2022	2021	2020	2022 versus 2021	2021 versus 2020

	($ in millions)
Revenues:
Aggregates and specialty materials	$821.4	$711.6	$529.4	15.4%	34.4%
Construction site support	102.1	85.2	64.2	19.8	32.7
Total revenues	923.5	796.8	593.6	15.9	34.2

Operating costs:
Cost of revenues	726.6	623.7	449.7	16.5	38.7
Selling, general, and administrative expenses	100.4	89.9	68.4	11.7	31.4
Impairment charge	—	—	0.8
Operating profit	$96.5	$83.2	$74.7	16.0	11.4

Depreciation, depletion, and amortization	$102.7	$88.7	$60.1	15.8	47.6

2022 versus 2021
•Revenues increased 15.9% partially due to recent acquisitions, which on a combined basis accounted for approximately half of the increase in segment revenues. The additional increase in revenues was driven by strong pricing gains across our product lines in our aggregates and specialty materials businesses, partially offset by overall lower volumes from legacy operations. Revenues from our trench shoring business increased 19.8% driven by higher volumes and increased pricing.
•Cost of revenues increased 16.5%, partially due to higher volumes as well as additional depreciation, depletion, and amortization expense from recently acquired businesses. Cost of revenues also increased due to higher inflationary-related costs, including diesel, cement, and process fuels, across our businesses. As a percent of revenues, cost of revenues increased slightly.
•Selling, general, and administrative expenses increased 11.7% driven by additional costs from recently acquired businesses. As a percentage of revenues, selling, general, and administrative costs declined to 10.9% compared to 11.3% in the previous year.
•Operating profit increased by 16.0%, in line with revenue.
•Depreciation, depletion, and amortization expense increased primarily due to recent acquisitions, including the impact of the fair value mark up of long-lived assets.
2021 versus 2020
•Revenues increased 34.2%, primarily due to StonePoint and other recent acquisitions, which on a combined basis increased segment revenues by approximately 25%. The additional increase in revenues was driven by strong demand for construction aggregates despite numerous weather-related challenges in the first half of the year, partially offset by reduced shipments to oil and gas markets. Revenues from our trench shoring business increased 32.7%, above pre-pandemic levels, due to higher steel prices and improved demand conditions as COVID-related construction delays improved.
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
•Operating profit increased 11.4% driven by increased volumes in the second half of the year which offset the impact of Winter Storm Uri in the first quarter, and excessive rainfall in the second quarter. Excluding the impact of the fair value mark up of acquired inventory and the impairment charge recognized in the prior year, operating profit increased approximately 15%.
•Depreciation, depletion, and amortization expense increased primarily due to StonePoint and other recently acquired businesses along with the associated fair value mark up of acquired long-lived assets.

Engineered Structures

	Year Ended December 31,			Percent Change
	2022	2021	2020	2022 versus 2021	2021 versus 2020

	($ in millions)
Revenues:
Utility, wind, and related structures	$813.1	$717.9	$695.2	13.3%	3.3%
Storage tanks	188.9	216.2	182.5	(12.6)	18.5
Total revenues	1,002.0	934.1	877.7	7.3	6.4

Operating costs:
Cost of revenues	810.4	769.2	721.8	5.4	6.6
Selling, general, and administrative expenses	73.6	74.0	74.4	(0.5)	(0.5)
Gain on sale of storage tanks business	(189.0)	—	—
Impairment charge	—	2.9	1.3
Operating profit	$307.0	$88.0	$80.2	248.9	9.7

Depreciation and amortization	$30.5	$33.1	$31.5	(7.9)	5.1

2022 versus 2021
•Revenues increased 7.3% driven by increased pricing across all product lines partially offset by lower overall volumes and the sale of the storage tanks business which was completed on October 3, 2022.
•Cost of revenues increased 5.4% primarily driven by higher steel raw material prices partially offset by lower overall volumes and the elimination of costs for storage tanks in the fourth quarter following the sale.
•Selling, general, and administrative expenses were substantially unchanged as increased costs in utility structures were offset by the elimination of costs from storage tanks in the fourth quarter following the sale.
•Operating profit increased significantly driven by the $189.0 million gain recognized on sale of our storage tanks business during the fourth quarter. Excluding the gain, operating profit increased $30.0 million or 34.1% primarily due to higher revenues and improved margins in our utility structures and storage tanks businesses as well as improved pricing across all product lines. The increase was partially offset by a $7.7 million increase to operating profit in 2021 related to the resolution of a customer dispute.
2021 versus 2020
•Revenues increased 6.4% due to increased pricing across all product lines, higher volumes in utility structures, and the full year impact of the acquired traffic and telecom structures businesses. Revenue increases were partially offset by lower wind tower volumes. Revenues also increased by $7.7 million due to a non-recurring item in our wind towers business related to the resolution of a customer dispute from 2019.
•Cost of revenues increased 6.6% driven by higher steel raw material prices and increased volumes in our utility structures business, partially offset by lower wind tower volumes. Cost of revenues were reduced by a gain of $3.9 million recognized on the sale of a non-operating facility in the first quarter.
•Selling, general, and administrative expenses were substantially unchanged.

•Operating profit increased by 9.7% primarily due to increased volumes in our utility structures business and improved margins in our storage tanks and utility structures businesses, a one-time resolution of a customer dispute, and the gain on the sale of a non-operating facility. This increase was partially offset by lower wind tower volumes and Winter Storm Uri that impacted production in our Texas and Oklahoma plants for approximately one week in the first quarter.
Unsatisfied Performance Obligations (Backlog)
As of December 31, 2022, the backlog for utility, wind, and related structures was $671.3 million compared to $437.5 million as of December 31, 2021. Approximately 57% of the unsatisfied performance obligations for our utility, wind, and related structures are expected to be delivered during the year ending December 31, 2023, 24% expected to be delivered during the year ending 2024, with the remainder expected to be delivered during the year ending 2025.

Transportation Products

	Year Ended December 31,			Percent Change
	2022	2021	2020	2022 versus 2021	2021 versus 2020

	($ in millions)
Revenues:
Inland barges	$189.9	$215.7	$378.3	(12.0)%	(43.0)%
Steel components	127.4	89.9	88.2	41.7	1.9
Total revenues	317.3	305.6	466.5	3.8	(34.5)

Operating costs:
Cost of revenues	283.0	277.4	384.3	2.0	(27.8)
Selling, general, and administrative expenses	22.8	21.8	22.6	4.6	(3.5)
Impairment charge	—	—	5.0
Operating profit	$11.5	$6.4	$54.6	79.7	(88.3)

Depreciation and amortization	$15.8	$17.8	$18.0	(11.2)	(1.1)

2022 versus 2021
•Revenues increased 3.8% led by a 41.7% increase in steel components revenues due to increased deliveries resulting from improving demand conditions in the North American railcar market. The segment increase was partially offset by a 12.0% decrease in revenues from inland barges, reflecting continued weak demand conditions resulting from historically high steel prices.
•Cost of revenues increased by 2.0% driven by higher steel component volumes, partially offset by lower tank barge volumes.
•Selling, general, and administrative expenses increased 4.6% due to higher overall volumes and increased legal expenses.
•Operating profit increased by 79.7% due to higher overall volumes and improved margins in our steel components business.
2021 versus 2020
•Revenues decreased 34.5%. Revenues from inland barges decreased 43.0% due to lower tank and hopper barge deliveries as demand conditions weakened from the COVID-19 pandemic and increased steel prices. Steel component revenues increased slightly due to higher deliveries as market fundamentals in the North American railcar market began to improve from cyclical trough levels reached in 2020.
•Cost of revenues decreased 27.8% driven by lower barge volumes.
•Selling, general, and administrative expenses decreased due to lower compensation costs.
•Operating profit decreased by 88.3% due to lower barge volumes and the associated decline in operational efficiencies from reduced capacity utilization.

Unsatisfied Performance Obligations (Backlog)
As of December 31, 2022, the backlog for inland barges was $225.1 million compared to $92.7 million as of December 31, 2021. All of the backlog for inland barges is expected to be delivered during the year ending December 31, 2023.

Corporate

	Year Ended December 31,			Percent Change
	2022	2021	2020	2022 versus 2021	2021 versus 2020

	($ in millions)
Corporate overhead costs	$66.0	$70.3	$57.7	(6.1)%	21.8%

2022 versus 2021
•Corporate overhead costs decreased 6.1% primarily due to a $1.1 million reduction in acquisition and divestiture-related expenses as well as by $8.7 million for a legal settlement recognized in the prior year. This decrease was partially offset by higher compensation-related expenses in the current year.
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
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for each of the last three years:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Total cash provided by (required by):
Operating activities	$174.3	$166.5	$259.9
Investing activities	90.7	(570.3)	(528.2)
Financing activities	(177.5)	380.9	123.7
Net increase (decrease) in cash and cash equivalents	$87.5	$(22.9)	$(144.6)

2022 versus 2021
Operating Activities. Net cash provided by operating activities for the year ended December 31, 2022 was $174.3 million compared to $166.5 million for the year ended December 31, 2021.
•The changes in current assets and liabilities resulted in a net use of cash of $65.3 million for the year ended December 31, 2022 compared to a net use of cash of $50.3 million for the year ended December 31, 2021. The current year activity was primarily driven by increased receivables and inventories due to increased volumes and higher steel prices.

Investing Activities. Net cash provided by investing activities for the year ended December 31, 2022 was $90.7 million compared to net cash required by investing activities of $570.3 million for the year ended December 31, 2021.
•Capital expenditures for the year ended December 31, 2022 increased to $138.0 million compared to $85.1 million for the year ended December 31, 2021 driven by investment in various growth projects in our Construction Products and Engineered Structures segments.
•Proceeds of $271.6 million were received during the year ended December 31, 2022 from the sale of the storage tanks business compared to $18.2 million for the year ended December 31, 2021 from the divestiture of an asphalt operation acquired as part of the StonePoint acquisition.
•Proceeds from the sale of property, plant, and equipment and other assets totaled $32.2 million for the year ended December 31, 2022 compared to $20.0 million for the year ended December 31, 2021.
•Cash paid for acquisitions, net of cash acquired, was $75.1 million for the year ended December 31, 2022 compared to $523.4 million for the year ended December 31, 2021.
Financing Activities. Net cash required by financing activities for the year ended December 31, 2022 was $177.5 million compared to $380.9 million of net cash provided by financing activities for the same period in 2021.
•During the year ended December 31, 2022, the Company received net proceeds from borrowings under its revolving credit facility of $30 million which was used to partially finance the acquisition of RAMCO. Subsequently, the Company used $155.0 million of cash proceeds from the sale of the storage tanks business in the fourth quarter to repay all amounts borrowed under its revolving credit facility. During the year ended December 31, 2021, the Company received proceeds from the issuance of the $400 million senior notes to finance the acquisition of StonePoint. The Company also received proceeds of $100 million from borrowings under the revolving credit facility, of which $75 million were repaid during the year.
•Dividends paid during the year ended December 31, 2022 were $9.8 million.
•The Company paid $15.0 million during the year ended December 31, 2022 to repurchase common stock under the share repurchase program in effect at the time compared to $9.4 million paid during the year ended December 31, 2021.
2021 versus 2020
Operating Activities. Net cash provided by operating activities for the year ended December 31, 2021 was $166.5 million compared to $259.9 million for the year ended December 31, 2020.
•The changes in current assets and liabilities resulted in a net use of cash of $50.3 million for the year ended December 31, 2021 compared to a net source of cash of $3.8 million for the year ended December 31, 2020. The decrease was primarily driven by increased receivables and inventories due to increased volumes and higher steel prices.
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
•Cash paid for acquisitions, net of cash acquired, was $523.4 million for the year ended December 31, 2021 compared to $455.7 million during for the year ended December 31, 2020.
Financing Activities. Net cash provided by financing activities during the year ended December 31, 2021 was $380.9 million compared to $123.7 million of net cash provided by financing activities for the same period in 2020.
•During the year ended December 31, 2021, the Company received proceeds from the issuance of the $400 million senior notes. The Company also received proceeds of $100 million from borrowings under our revolving credit facility, of which $75 million were repaid during the year. During the year ended December 31, 2020, the Company received proceeds from the issuance of the $150 million term loan to partially fund the acquisition of Cherry and, as a precautionary measure at the onset of the pandemic, borrowings under the Company's revolving credit facility of $100 million which were later repaid during the year.
•Dividends paid during the year ended December 31, 2021 were $9.8 million.

•The Company paid $9.4 million during the year ended December 31, 2021 to repurchase common stock under the share repurchase program in effect at the time compared to $8.0 million paid during the year ended December 31, 2020.
Other Investing and Financing Activities
Revolving Credit Facility and Senior Notes
On January 2, 2020, the Company entered into an Amended and Restated Credit Agreement to increase the revolving credit facility to $500 million and added a term loan facility of $150 million, in each case with a maturity date of January 2, 2025. The entire term loan was advanced on January 2, 2020 in connection with the closing of the acquisition of Cherry. As of December 31, 2022, the term loan had a remaining balance of $136.8 million.
As of December 31, 2022, we had no outstanding loans borrowed under the revolving credit facility, and there were approximately $25.3 million of letters of credit issued, leaving $474.7 million available. During 2022, the Company borrowed a net $30 million, which was used to partially finance the acquisition of RAMCO. In the fourth quarter, the Company used $155.0 million of the cash proceeds from the sale of the storage tanks business to repay all outstanding loans borrowed under its revolving credit facility. See Note 2 Acquisitions and Divestitures for additional information. Of the outstanding letters of credit as of December 31, 2022, $24.7 million are expected to expire in 2023, with the remainder in 2024. The majority of our letter of credit obligations support the Company’s various insurance programs and generally renew by their terms each year.
The interest rates under the revolving credit facility and term loan are variable based on LIBOR or an alternate base rate plus a margin. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on Arcosa’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing ranges from 1.25% to 2.00% and was set at LIBOR plus 1.75% as of December 31, 2022. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.30% at December 31, 2022.
The Company's revolving credit and term loan facilities require the maintenance of certain ratios related to leverage and interest coverage. As of December 31, 2022, we were in compliance with all such financial covenants. Borrowings under the credit agreement are guaranteed by certain wholly owned subsidiaries of the Company.
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
On April 6, 2021, the Company issued $400.0 million aggregate principal amount of 4.375% senior notes (the “Notes”) that mature in April 2029. Interest on the Notes is payable semiannually in April and October of each year. The Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by each of the Company’s domestic subsidiaries that is a guarantor under our revolving credit and term loan facilities.
We believe, based on our current business plans, that our existing cash, available liquidity, and cash flow from operations will be sufficient to fund necessary capital expenditures and operating cash requirements for the foreseeable future.
Repurchase Program
In December 2022, the Company’s Board of Directors (the “Board”) authorized a new $50 million share repurchase program effective January 1, 2023 through December 31, 2024 to replace a program of the same amount that expired on December 31, 2022. Under the previous program, the Company repurchased 298,629 shares at a cost of $15.0 million during the year ended December 31, 2022. During the year ended December 31, 2021, the Company repurchased 170,168 shares at a cost of $9.4 million. See Note 1 of the Notes to Consolidated Financial Statements.
Derivative Instruments
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in October 2023, to reduce the effect of changes in the variable interest rates associated borrowings under the Amended and Restated Credit Agreement. The instrument carried an initial notional amount of $100 million, thereby hedging the first $100 million of borrowings. The instrument effectively fixes the LIBOR component of the borrowings at a monthly rate of 2.71%. As of December 31, 2022, the Company has recorded an asset of $1.8 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive loss. See Note 3 and Note 7 of the Notes to Consolidated Financial Statements.

Stock-Based Compensation
We have a stock-based compensation plan for our directors, officers, and employees. See Note 13 of the Notes to Consolidated Financial Statements.
Employee Retirement Plans
In 2022, we sponsored an employee savings plan under the 401(k) plan that covered substantially all employees and included a company matching contribution with the investment of the funds directed by the participants. The Company also contributed to a multiemployer defined benefit pension plan under the terms of a collective-bargaining agreement that covered certain union-represented employees at one of our facilities. See Note 11 of the Notes to Consolidated Financial Statements.

Contractual Obligations and Commercial Commitments
As of December 31, 2022, we had the following contractual obligations and commercial commitments:

Contractual Obligations and Commercial Commitments	Total	Next 12 Months	Beyond 12 Months

	(in millions)
Debt	$536.8	$8.4	$528.4
Operating leases	40.3	7.8	32.5
Finance leases	20.3	6.9	13.4
Obligations for purchase of goods and services	181.8	177.1	4.7
Total	$779.2	$200.2	$579.0
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
Long-lived Assets
As of December 31, 2022, net property, plant, and equipment and net intangible assets represent 36% and 8% of the Company's total assets, respectively. The methods for recognition of depreciation, depletion, and amortization are based on estimates regarding the expected future economic benefit to the Company and any potential impairment to the value of such assets could be significant. As such, the accounting treatment for these long-lived assets is a critical accounting policy.
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
The Company had no impairment charges during the year ended December 31, 2022. Impairment charges of $2.9 million were recognized during the year ended December 31, 2021 related to assets that were classified as held for sale during the year. Impairment charges of $7.1 million were recognized during the year ended December 31, 2020 related to assets that were disposed of during the year.
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

As of December 31, 2022, goodwill totaled $958.5 million. Based on the Company's annual goodwill impairment test, performed at the reporting unit level as of December 31, 2022, the Company concluded that no impairment charges were determined to be necessary and that none of the reporting units evaluated were at risk of failing the goodwill impairment test. A reporting unit is considered to be at risk if its estimated fair value does not exceed the carrying value of its net assets by 10% or more. See Note 1 and Note 6 of the Notes to Consolidated Financial Statements.
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
A 100 basis point increase in the discount rate or reduction in the terminal growth rate would not have resulted in an impairment of goodwill for any of our reporting units as of December 31, 2022.
Contingencies and Litigation
The Company is involved in claims and lawsuits and environmental matters incidental to our business. We evaluate our exposure to such claims and suits periodically and establish accruals for these contingencies when probable losses can be reasonably estimated. The range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties was $0.3 million to $1.9 million as of December 31, 2022 and $9.1 million to $9.5 million as of December 31, 2021.
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
As of December 31, 2022, our adjusted net deferred tax liability was $166.0 million. At December 31, 2022, the Company had $60.3 million federal consolidated net operating loss carryforwards, primarily from businesses acquired, and $6.6 million of tax-effected state loss carryforwards remaining. In addition, the Company had $9.1 million of foreign net operating loss carryforwards that will begin to expire in the year 2023. We have established a valuation allowance for state and foreign tax operating losses and credits that we have estimated may not be realizable.
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
•variations in weather in areas where our products are manufactured, sold, used, or installed;
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
•if the Company's ESG efforts and related public disclosures are not favorably received by stockholders;

•if the Former Parent fails to perform under various transaction agreements that were executed as part of the Separation;
•if the distribution of shares of Arcosa resulting from the Separation, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, the Company's stockholders at the time of the distribution and the Company could be subject to significant tax liability; and
•if the Separation does not comply with legal dividend requirements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate revolving credit and term loan facility. As of December 31, 2022, we had no outstanding loans borrowed under the revolving credit facility and the term loan had a remaining balance of $136.8 million. If interest rates average one percentage point more in fiscal year 2023 than they did during 2022, our interest expense would increase by $0.4 million, after considering the effects of interest rate hedges. In comparison, at December 31, 2021, we estimated that an average increase of one percentage point would increase interest expense by $1.7 million.
As of December 31, 2022, we had $400.0 million outstanding on our 4.375% senior notes (the "Notes") due 2029. The Notes have a 4.375% fixed annual interest rate and, therefore, our economic interest rate exposure is fixed. However, the values of the Notes are exposed to interest rate risk. We estimate that a one percentage point increase in market interest rates would decrease the fair value of the Notes by approximately $17.9 million. We carry the Notes at face value less unamortized discount on our Consolidated Balance Sheet and present the fair value for disclosure purposes only.
In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2022 was $109.6 million. The impact of such market risk exposures as a result of foreign exchange rate fluctuations has not been significant to Arcosa. See Note 9 of the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data.

Arcosa, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Arcosa, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arcosa, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Goodwill

Description of the Matter
At December 31, 2022, the Company’s goodwill was $958.5 million and represented 29% of total assets. As discussed in Note 1 of the financial statements, goodwill is required to be tested for impairment annually, or on an interim basis whenever events or circumstances change, indicating that the carrying amount of the goodwill might be impaired.
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
Dallas, Texas
February 24, 2023

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2022	2021	2020

	(in millions, except per share amounts)
Revenues	$2,242.8	$2,036.4	$1,935.6
Operating costs:
Cost of revenues	1,820.0	1,670.2	1,553.6
Selling, general, and administrative expenses	262.8	256.0	223.1
Gain on sale of storage tanks business	(189.0)	—	—
Impairment charge	—	2.9	7.1
	1,893.8	1,929.1	1,783.8
Total operating profit	349.0	107.3	151.8

Interest expense	31.0	23.4	10.6
Other, net (income) expense	1.8	0.3	3.0
	32.8	23.7	13.6
Income before income taxes	316.2	83.6	138.2
Provision for income taxes:
Current	25.6	2.1	22.0
Deferred	44.8	11.9	9.6
	70.4	14.0	31.6
Net income	$245.8	$69.6	$106.6

Net income per common share:
Basic	$5.08	$1.44	$2.20
Diluted	$5.05	$1.42	$2.18
Weighted average number of shares outstanding:
Basic	48.2	48.1	48.0
Diluted	48.5	48.6	48.5
Dividends declared per common share	$0.20	$0.20	$0.20

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Net income	$245.8	$69.6	$106.6
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.9, $0.3, and ($1.0)	3.5	1.1	(3.7)
Reclassification adjustments for losses included in net income, net of tax expense (benefit) of ($0.2), ($0.4), and ($0.4)	0.8	1.4	1.6
Currency translation adjustment:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of ($0.1), $0.0, and ($0.1)	(0.7)	0.3	(0.3)
	3.6	2.8	(2.4)
Comprehensive income	$249.4	$72.4	$104.2

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2022	December 31, 2021

	(in millions, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$160.4	$72.9
Receivables, net of allowance for doubtful accounts of $5.5 and $4.2	334.2	310.8
Inventories:
Raw materials and supplies	126.3	150.8
Work in process	59.2	53.6
Finished goods	130.3	120.1
	315.8	324.5
Other	46.4	59.7
Total current assets	856.8	767.9

Property, plant, and equipment, net	1,199.6	1,201.9
Goodwill	958.5	934.9
Intangibles, net	256.1	220.3
Deferred income taxes	9.6	13.2
Other assets	60.0	49.9
	$3,340.6	$3,188.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$190.7	$184.7
Accrued liabilities	121.8	145.9
Advance billings	40.5	18.6
Current portion of long-term debt	14.7	14.8
Total current liabilities	367.7	364.0

Debt	535.9	664.7
Deferred income taxes	175.6	134.0
Other liabilities	77.0	72.1
	1,156.2	1,234.8
Stockholders’ equity:
Common stock, $0.01 par value – 200.0 shares authorized at December 31, 2022; 200.0 at December 31, 2021; 48.4 shares issued and outstanding at December 31, 2022; 48.3 at December 31, 2021	0.5	0.5
Capital in excess of par value	1,684.1	1,692.6
Retained earnings	515.5	279.5
Accumulated other comprehensive loss	(15.7)	(19.3)
Treasury stock – 0.0 shares at December 31, 2022; 0.0 at December 31, 2021	—	—
	2,184.4	1,953.3
	$3,340.6	$3,188.1

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Operating activities:
Net income	$245.8	$69.6	$106.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	154.1	144.3	114.5
Impairment charge	—	2.9	7.1
Stock-based compensation expense	19.1	18.0	20.0
Provision for deferred income taxes	44.8	11.9	9.6
Gains on disposition of property and other assets	(11.7)	(10.3)	(6.4)
Gain on sale of storage tanks business	(189.0)	—	—
(Increase) decrease in other assets	(3.8)	5.2	(7.6)
Increase (decrease) in other liabilities	(16.0)	(22.6)	11.5
Other	(3.7)	(2.2)	0.8
Changes in current assets and liabilities:
(Increase) decrease in receivables	(65.9)	(25.9)	(13.5)
(Increase) decrease in inventories	(26.7)	(24.6)	32.6
(Increase) decrease in other current assets	(8.5)	(13.3)	1.9
Increase (decrease) in accounts payable	27.0	34.7	43.5
Increase (decrease) in advance billings	21.9	(26.1)	(31.6)
Increase (decrease) in accrued liabilities	(13.1)	4.9	(29.1)
Net cash provided by operating activities	174.3	166.5	259.9

Investing activities:
Proceeds from disposition of property and other assets	32.2	20.0	9.6
Capital expenditures	(138.0)	(85.1)	(82.1)
Acquisitions, net of cash acquired	(75.1)	(523.4)	(455.7)
Proceeds from sale of businesses	271.6	18.2	—
Net cash provided (required) by investing activities	90.7	(570.3)	(528.2)

Financing activities:
Payments to retire debt	(220.2)	(83.2)	(104.9)
Proceeds from issuance of debt	80.0	500.0	251.4
Shares repurchased	(15.0)	(9.4)	(8.0)
Dividends paid to common shareholders	(9.8)	(9.8)	(9.8)
Purchase of shares to satisfy employee tax on vested stock	(12.5)	(10.1)	(3.8)
Debt issuance costs	—	(6.6)	—
Other	—	—	(1.2)
Net cash (required) provided by financing activities	(177.5)	380.9	123.7
Net increase (decrease) in cash and cash equivalents	87.5	(22.9)	(144.6)
Cash and cash equivalents at beginning of period	72.9	95.8	240.4
Cash and cash equivalents at end of period	$160.4	$72.9	$95.8
Income tax payments for the years ended 2022, 2021, and 2020 were $21.9 million, $2.9 million, and $36.9 million, respectively.
See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock					Treasury Stock
	Shares	$0.01 Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Total Stockholders’ Equity

	(in millions, except par value)
Balances at December 31, 2019	48.3	$0.5	$1,686.7	$122.9	$(19.7)	—	$—	$1,790.4
Net income	—	—	—	106.6	—	—	—	106.6
Other comprehensive loss	—	—	—	—	(2.4)	—	—	(2.4)
Cash dividends on common stock	—	—	—	(9.8)	—	—	—	(9.8)
Restricted shares, net	0.3	—	23.3	—	—	(0.2)	(7.1)	16.2
Shares repurchased	—	—	—	—	—	(0.2)	(8.0)	(8.0)
Retirement of treasury stock	(0.4)	—	(15.1)	—	—	0.4	15.1	—
Other	—	—	(0.8)	—	—	—	—	(0.8)
Balances at December 31, 2020	48.2	$0.5	$1,694.1	$219.7	$(22.1)	—	$—	$1,892.2
Net income	—	—	—	69.6	—	—	—	69.6
Other comprehensive income	—	—	—	—	2.8	—	—	2.8
Cash dividends on common stock	—	—	—	(9.8)	—	—	—	(9.8)
Restricted shares, net	0.5	—	20.8	—	—	(0.2)	(12.9)	7.9
Shares repurchased	—	—	—	—	—	(0.2)	(9.4)	(9.4)
Retirement of treasury stock	(0.4)	—	(22.3)	—	—	0.4	22.3	—
Balances at December 31, 2021	48.3	$0.5	$1,692.6	$279.5	$(19.3)	—	$—	$1,953.3
Net income	—	—	—	245.8	—	—	—	245.8
Other comprehensive income	—	—	—	—	3.6	—	—	3.6
Cash dividends on common stock	—	—	—	(9.8)	—	—	—	(9.8)
Restricted shares, net	0.7	—	20.1	—	—	(0.3)	(13.6)	6.5
Shares repurchased	—	—	—	—	—	(0.3)	(15.0)	(15.0)
Retirement of treasury stock	(0.6)	—	(28.6)	—	—	0.6	28.6	—
Balances at December 31, 2022	48.4	$0.5	$1,684.1	$515.5	$(15.7)	—	$—	$2,184.4

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
Stockholders' Equity
In December 2022, the Company’s Board of Directors (the “Board”) authorized a new $50 million share repurchase program effective January 1, 2023 through December 31, 2024 to replace a program of the same amount that expired on December 31, 2022. Under the previous program, the Company repurchased 298,629 shares at a cost of $15.0 million during the year ended December 31, 2022. During the year ended December 31, 2021, the Company repurchased 170,168 shares at a cost of $9.4 million.
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
Engineered Structures
Within the Engineered Structures segment, revenue is recognized for our wind tower, certain utility structure, and certain storage tanks product lines over time as the products are manufactured using an input approach based on the costs incurred relative to the total estimated costs of production. We recognize revenue over time for these products as they are highly customized to the needs of an individual customer resulting in no alternative use to the Company if not purchased by the customer after the contract is executed, and we have the right to bill the customer for our work performed to date plus at least a reasonable profit margin for work performed. As of December 31, 2022 and 2021, we had a contract asset of $77.5 million and $54.2 million, respectively, which is included in receivables, net of allowance, within the Consolidated Balance Sheets. The increase in the contract asset during 2022 is due to timing of deliveries. For all other products, revenue is recognized when the customer has accepted the product and legal title of the product has passed to the customer.
Transportation Products
The Transportation Products segment recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.

Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of December 31, 2022 and the percentage of the outstanding performance obligations as of December 31, 2022 expected to be delivered during 2023:

	Unsatisfied performance obligations at
	December 31, 2022
	Total Amount	Percent expected to be delivered in 2023
	(in millions)
Engineered Structures:
Utility, wind, and related structures	$671.3	57%
Storage tanks	$—

Transportation Products:
Inland barges	$225.1	100%
Approximately 24% of the unsatisfied performance obligations for our utility, wind, and related structures in our Engineered Structures segment are expected to be delivered during the year ending 2024, with the remainder expected to be delivered during the year ending 2025. On October 3, 2022, the Company completed the sale of its storage tanks business and its related backlog. Note 2  Acquisitions and Divestitures.

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
Financial Instruments
The Company considers all highly liquid debt instruments to be cash and cash equivalents if purchased with a maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and receivables. The Company places its cash investments in bank deposits and highly rated money market funds, and its investment policy limits the amount of credit exposure to any one commercial issuer. We seek to limit concentrations of credit risk with respect to receivables with control procedures that monitor the credit worthiness of customers, together with the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected credit losses. Receivable balances determined to be uncollectible are charged against the allowance. To accelerate the conversion to cash, the Company may sell a portion of its trade receivables to third parties. The Company has no recourse to these receivables once they are sold but may have continuing involvement related to servicing and collection activities. The impact of these transactions in the Company's Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020 was not significant. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined principally on the first in first out method. The value of inventory is adjusted for damaged, obsolete, excess, or slow-moving inventory. Work in process and finished goods include material, labor, and overhead.

Property, Plant, and Equipment
Property, plant, and equipment are stated at cost and depreciated or depleted over their estimated useful lives, primarily using the straight-line method. The estimated useful lives are: buildings and improvements - 5 to 30 years; leasehold improvements - the lesser of the term of the lease or 11 years; and machinery and equipment - 3 to 15 years. Depletion of mineral reserves is calculated based on estimated proven and probable reserves using the units-of-production method on a quarry-by-quarry basis. The costs of ordinary maintenance and repair are charged to operating costs as incurred.
Goodwill and Intangible Assets
Goodwill is required to be tested for impairment annually, or on an interim basis when events or changes in circumstances indicate the carrying amount may not be recoverable. The quantitative goodwill impairment test is assessed at the “reporting unit” level by comparing the reporting unit's estimated fair value with the carrying amount of its net assets. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized. The goodwill impairment is measured as the excess of the reporting unit's carrying value over its fair value, not to exceed the amount of goodwill allocated to the reporting unit. The estimates and judgments that most significantly affect the fair value calculations are assumptions, consisting of level three inputs, related to revenue and operating profit growth, discount rates, and exit multiples. As of December 31, 2022 and 2021, the Company's annual impairment test of goodwill was completed at the reporting unit level and no impairment charges were determined to be necessary.
Intangible assets are recorded at fair value, using level three inputs, on the date of acquisition and evaluated to determine their estimated useful life. These assets primarily consist of customer relationships and permits and are amortized using the straight-line method. The estimated useful lives for definite-lived intangible assets are: customer relationships - 2 to 22 years; permits - 10 to 29 years; and other - 5 to 10 years.
Indefinite-lived intangible assets primarily relate to an acquired trademark. These assets are not amortized but are evaluated for impairment annually, or on an interim basis when events or changes in circumstances indicate the carrying amount may not be recoverable. The impairment test compares the fair value of each asset to its carrying value using a relief from royalty method. As of December 31, 2022 and 2021, the Company's annual impairment test was completed and no impairment charges were determined to be necessary.
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
The Company had no impairment charges during the year ended December 31, 2022. Impairment charges of $2.9 million were recognized during the year ended December 31, 2021 related to assets that were classified as held for sale during the year. Impairment charges of $7.1 million were recognized during the year ended December 31, 2020 related to assets that were disposed of during the year.
Workers’ Compensation
The Company is effectively self-insured for workers’ compensation claims. A third-party administrator is used to process claims. We accrue our workers' compensation liability based upon independent actuarial studies. As of December 31, 2022 and 2021, the Company's accrual for worker's compensation costs was $28.2 million and $28.9 million, respectively, which is included in accrued liabilities and other long-term liabilities within the Consolidated Balance Sheets.
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

As of December 31, 2022 and 2021, the Company's accrual for warranty costs was $1.5 million and $6.3 million, respectively, which is included in accrued liabilities within the Consolidated Balance Sheets.
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
Recently issued accounting pronouncements not adopted as of December 31, 2022
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-04, “Reference Rate Reform”, (“ASU 2020-04”), which provides optional guidance for contract modifications, hedging accounting, and other transactions associated with the transition from reference rates that are expected to be discontinued. ASU 2020-04 is effective for all entities upon issuance through December 31, 2024 as amended by ASU 2022-06. We continue to evaluate the impact of adoption, but do not expect the guidance to have a material impact on our Consolidated Financial Statements.
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

Note 2. Acquisitions and Divestitures
The Company's acquisition activities are summarized below:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Acquisitions:
Purchase price	$75.6	$539.2	$474.7
Net cash paid	$75.1	$523.4	$455.7
Goodwill recorded	$11.6	$149.5	$172.1
2022 Acquisitions
In May 2022, we completed the stock acquisition of Recycled Aggregate Materials Company, Inc. ("RAMCO"), a leading producer of recycled aggregates in the Los Angeles metropolitan area, which is included in our Construction Products segment, for a total purchase price of $75.6 million. The acquisition was funded with $80.0 million of borrowings under our revolving credit facility. The acquisition was recorded as a business combination based on a preliminary valuation of the assets acquired and liabilities assumed at their acquisition date fair value using unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities ("Level 3" inputs). The preliminary valuation resulted in the recognition of, among others, $54.2 million of permits with an initial weighted average useful life of 20 years, $6.4 million of property, plant, and equipment, and $11.6 million of goodwill in our Construction Products segment. The remaining assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level. We expect to complete our purchase price allocation as soon as reasonably possible, not to exceed one year from the acquisition date. Adjustments to the preliminary purchase price allocation could be material, particularly with respect to our preliminary estimates of intangible assets and property, plant, and equipment.
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

StonePoint Ultimate Holding, LLC
On April 9, 2021, we completed the stock acquisition of StonePoint Ultimate Holding, LLC and affiliated entities (collectively “StonePoint”), a top 25 U.S. construction aggregates company, which is included in our Construction Products segment. The purchase price of $372.8 million was funded with proceeds from a private offering of $400.0 million of 4.375% senior unsecured notes that closed on April 6, 2021. See Note 7 Debt for additional information. The acquisition was recorded as a business combination with valuations of the assets acquired and liabilities assumed at their acquisition date fair value using Level 3 inputs. The following table represents our final purchase price allocation as of December 31, 2022:

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
Divestitures
On October 3, 2022, the Company completed the sale of its storage tanks business for $275 million. Net cash proceeds received at closing were approximately $271.6 million, after transaction closing costs. The sale resulted in a pre-tax gain of $189.0 million which is presented within operating income in the Consolidated Statement of Operations. The storage tanks business, historically reported within the Engineered Structures segment, manufactured steel pressure tanks for the storage and transportation of propane, ammonia, and other gases serving the residential, commercial, energy, and agricultural markets with operations in the U.S. and Mexico. Revenues and operating profit of the storage tanks business were $187.3 million and $40.7 million, respectively, for the year ended December 31, 2022, $217.0 million and $36.6 million, respectively, for the year ended December 31, 2021, and $177.0 million and $18.3 million, respectively, for the year ended December 31, 2020. As the sale of the storage tanks business is not considered a strategic shift that will have a major effect on the Company's operations or financial results, it is not reported as a discontinued operation. In October 2022, the Company used $155.0 million of the cash proceeds from the sale to repay the outstanding loans borrowed under its revolving credit facility. See Note 7 Debt for additional information.
In November 2021, we completed the divestiture of certain assets and liabilities of an asphalt operation previously acquired as part of the StonePoint acquisition with a selling price of approximately $19.0 million. The income statement impact of the disposal was not significant as the assets were recorded at fair value as of their acquisition date in April 2021.
There were no businesses divested of during the year ended December 31, 2020.

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of December 31, 2022
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets:
Interest rate hedge(1)	$—	$1.8	$—	$1.8
Total assets	$—	$1.8	$—	$1.8

Liabilities:
Contingent consideration(2)	—	—	2.4	2.4
Total liabilities	$—	$—	$2.4	$2.4

	Fair Value Measurement as of December 31, 2021
	Level 1	Level 2	Level 3	Total

	(in millions)
Liabilities:
Interest rate hedge(3)	$—	$3.9	$—	$3.9
Contingent consideration(2)	—	—	6.7	6.7
Total liabilities	$—	$3.9	$6.7	$10.6

(1) Included in other assets on the Consolidated Balance Sheets.
(2) Current portion included in accrued liabilities and non-current portion included in other liabilities on the Consolidated Balance Sheets.
(3) Included in other liabilities on the Consolidated Balance Sheets.

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
Engineered Structures. The Engineered Structures segment primarily manufactures and sells steel structures for infrastructure businesses, including utility structures for electricity transmission and distribution, structural wind towers, traffic structures, and telecommunication structures. These products share similar manufacturing competencies and steel sourcing requirements and can be manufactured across our North American footprint. The segment also manufactures storage and distribution tanks. On October 3, 2022, the Company completed the sale of its storage tanks business, and the gain of $189.0 million is included in operating profit below. See Note 2  Acquisitions and Divestitures.
Transportation Products. The Transportation Products segment primarily manufactures and sells inland barges, fiberglass barge covers, winches, marine hardware, and steel components for railcars and other transportation and industrial equipment.
The financial information for these segments is shown in the tables below. We operate principally in North America.
Year Ended December 31, 2022

	Revenues	Operating Profit (Loss)	Assets	Depreciation, Depletion, & Amortization	Capital Expenditures

Aggregates and specialty materials	$821.4
Construction site support	102.1
Construction Products	923.5	$96.5	$1,895.7	$102.7	$84.6

Utility, wind, and related structures	813.1
Storage tanks	188.9
Engineered Structures	1,002.0	307.0	956.1	30.5	44.5

Inland barges	189.9
Steel components	127.4
Transportation Products	317.3	11.5	264.0	15.8	8.8

Segment Totals before Eliminations and Corporate	2,242.8	415.0	3,115.8	149.0	137.9
Corporate	—	(66.0)	224.8	5.1	0.1
Consolidated Total	$2,242.8	$349.0	$3,340.6	$154.1	$138.0

 Year Ended December 31, 2021

	Revenues	Operating Profit (Loss)	Assets	Depreciation, Depletion, & Amortization	Capital Expenditures

Aggregates and specialty materials	$711.6
Construction site support	85.2
Construction Products	796.8	$83.2	$1,741.1	$88.7	$44.2

Utility, wind, and related structures	717.9
Storage tanks	216.2
Engineered Structures	934.1	88.0	1,077.9	33.1	32.0

Inland barges	215.7
Steel components	89.9
Transportation Products	305.6	6.4	267.6	17.8	8.8

Segment Totals before Eliminations and Corporate	2,036.5	177.6	3,086.6	139.6	85.0
Corporate	—	(70.3)	101.5	4.7	0.1
Eliminations	(0.1)	—	—	—	—
Consolidated Total	$2,036.4	$107.3	$3,188.1	$144.3	$85.1

Year Ended December 31, 2020

	Revenues	Operating Profit (Loss)	Assets	Depreciation, Depletion, & Amortization	Capital Expenditures

Aggregates and specialty materials	$529.4
Construction site support	64.2
Construction Products	593.6	$74.7	$1,207.9	$60.1	$33.8

Utility, wind, and related structures	695.2
Storage tanks	182.5
Engineered Structures	877.7	80.2	1,028.5	31.5	32.9

Inland barges	378.3
Steel components	88.2
Transportation Products	466.5	54.6	276.1	18.0	13.9

Segment Totals before Eliminations and Corporate	1,937.8	209.5	2,512.5	109.6	80.6
Corporate	—	(57.7)	134.2	4.9	1.5
Eliminations	(2.2)	—	—	—	—
Consolidated Total	$1,935.6	$151.8	$2,646.7	$114.5	$82.1
Corporate assets are composed of cash and cash equivalents, certain property, plant, and equipment, and other assets. Capital expenditures exclude amounts paid for business acquisitions, but include amounts paid for the acquisition of land and reserves in our Construction Products segment.
Revenues from one customer included in the Engineered Structures segment constituted 9.3%, 9.5%, and 15.3% of consolidated revenues for the years ended December 31, 2022, 2021, and 2020, respectively.

Revenues and operating profit (loss) for our Mexico operations for the years ended December 31, 2022, 2021, and 2020 are presented below. The operating profit presented below for the year ended December 31, 2022 excludes the gain on sale of the storage tanks business. See Note 2 Acquisitions and Divestitures. Our Canadian operations were not significant in relation to the Consolidated Financial Statements.

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Mexico:
Revenues:
External	$120.9	$137.5	$135.3
Intercompany	65.3	87.7	60.6
	$186.2	$225.2	$195.9

Operating profit (loss)	$7.5	$8.4	$(0.4)
Total assets and long-lived assets for our Mexico operations as of December 31, 2022 and 2021 are presented below:

	Total Assets		Long-Lived Assets

	December 31,
	2022	2021	2022	2021

	(in millions)
Mexico	$112.5	$217.3	$63.4	$86.9

Note 5. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021

	(in millions)
Land	$138.7	$137.3
Mineral reserves	506.3	507.3
Buildings and improvements	308.3	301.0
Machinery and other	973.9	973.9
Construction in progress	83.7	45.4
	2,010.9	1,964.9
Less accumulated depreciation and depletion	(811.3)	(763.0)
	$1,199.6	$1,201.9
We did not capitalize any interest expense as part of the construction of facilities and equipment during 2022 or 2021.
As of December 31, 2022 and 2021, the Company had non-operating facilities with a net book value of $15.5 million and $18.7 million, respectively, classified as property, plant, and equipment, net on our Consolidated Balance Sheets. We estimate the fair market value of properties not currently in use based on the location and condition of the properties, the fair market value of similar properties in the area, and the Company's experience selling similar properties in the past. Our estimated fair value of these assets exceeds their book value.

As of December 31, 2022, the Company did not have any property, plant, and equipment classified as held for sale. As of December 31, 2021, the Company had property, plant, and equipment with a value of $20.4 million classified as held for sale and included in other current assets on the Consolidated Balance Sheet. These assets related to a non-operating facility within our Engineered Structures segment that was subsequently sold in February 2022. We recognized an impairment loss on these assets of $2.9 million during the year ended December 31, 2021 as the fair value less the cost to sell these assets was less than their carrying value.

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill by segment is as follows:

	December 31, 2022	December 31, 2021

	(in millions)
Construction Products	$483.9	$460.3
Engineered Structures	437.6	437.6
Transportation Products	37.0	37.0
	$958.5	$934.9
The increase in goodwill for Construction Products during the year ended December 31, 2022 is primarily due to the acquisition of RAMCO and the finalization of the purchase price allocations for StonePoint and Southwest Rock. See Note 2 Acquisitions and Divestitures.
Intangible Assets
Intangibles, net consisted of the following:

	December 31, 2022	December 31, 2021

	(in millions)
Intangibles with indefinite lives - Trademarks	$34.1	$34.1

Intangibles with definite lives:
Customer relationships	136.9	135.4
Permits	141.7	87.5
Other	2.7	3.9
	281.3	226.8
Less accumulated amortization	(59.3)	(40.6)
	222.0	186.2
Intangible assets, net	$256.1	$220.3
Total amortization expense from intangible assets was $19.7 million, $18.1 million, and $12.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Expected future amortization expense of intangibles as of December 31, 2022 is as follows:

Amortization Expense
(in millions)
2023	$19.4
2024	18.1
2025	17.4
2026	14.8
2027	13.0
Thereafter	139.3

Note 7. Debt
The following table summarizes the components of debt as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021

	(in millions)
Revolving credit facility	$—	$125.0
Term loan	136.8	144.4
Senior notes	400.0	400.0
Finance leases (see Note 8 Leases)	19.1	16.3
	555.9	685.7
Less: unamortized debt issuance costs	(5.3)	(6.2)
Total debt	$550.6	$679.5
On November 1, 2018, the Company entered into a $400.0 million unsecured revolving credit facility that was scheduled to mature in November 2023. On January 2, 2020, the Company entered into an Amended and Restated Credit Agreement to increase the revolving credit facility to $500.0 million and added a term loan facility of $150.0 million, in each case with a maturity date of January 2, 2025. The entire term loan was advanced on January 2, 2020. As of December 31, 2022, the term loan had a remaining balance of $136.8 million.
As of December 31, 2022, we had no outstanding loans borrowed under the revolving credit facility, and there were approximately $25.3 million of letters of credit issued, leaving $474.7 million available. During 2022, the Company borrowed a net $30 million, which was used to partially finance the acquisition of RAMCO. In the fourth quarter, the Company used $155.0 million of the cash proceeds from the sale of the storage tanks business to repay all outstanding loans borrowed under its revolving credit facility. See Note 2 Acquisitions and Divestitures for additional information. Of the outstanding letters of credit as of December 31, 2022, $24.7 million are expected to expire in 2023, with the remainder in 2024. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year.
The interest rates under the revolving credit facility and term loan are variable based on LIBOR or an alternate base rate plus a margin. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on Arcosa’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing ranges from 1.25% to 2.00% and was set at LIBOR plus 1.75% as of December 31, 2022. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.30% at December 31, 2022.
The Company's revolving credit and term loan facilities require the maintenance of certain ratios related to leverage and interest coverage. As of December 31, 2022, we were in compliance with all such financial covenants. Borrowings under the credit agreement are guaranteed by certain wholly owned subsidiaries of the Company.
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
As of December 31, 2022, the Company had $1.0 million of unamortized debt issuance costs related to the revolving credit facility, which are included in other assets on the Consolidated Balance Sheet.
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
The estimated fair value of the Notes as of December 31, 2022 was $347.6 million based on a quoted market price in a market with little activity (Level 2 input).
In connection with the issuance of the Notes, the Company paid $6.6 million of debt issuance costs.
The remaining principal payments under existing debt agreements as of December 31, 2022 are as follows:

	2023	2024	2025	2026	2027	Thereafter

	(in millions)
Term loan	8.4	8.4	120.0	—	—	—
Senior notes	—	—	—	—	—	400.0
Interest rate hedges
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in October 2023, to reduce the effect of changes in the variable interest rates associated with borrowings under the Amended and Restated Credit Agreement. The instrument carried an initial notional amount of $100 million, thereby hedging the first $100 million of borrowings. The instrument effectively fixes the LIBOR component of borrowings at a monthly rate of 2.71%. As of December 31, 2022, the Company has recorded an asset of $1.8 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive loss. See Note 3 Fair Value Accounting.

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
Future minimum lease payments for operating and finance lease obligations as of December 31, 2022 consisted of the following:

	Operating Leases	Finance Leases

	(in millions)
2023	$7.8	$6.9
2024	6.9	6.8
2025	6.3	5.1
2026	5.2	1.3
2027	3.3	0.2
Thereafter	10.8	—
Total undiscounted future minimum obligations	40.3	20.3
Less imputed interest	(3.7)	(1.2)
Present value of net minimum lease obligations	$36.6	$19.1

The following table summarizes our operating and finance leases and their classification within the Consolidated Balance Sheet.

	December 31, 2022	December 31, 2021

	(in millions)
Assets
Operating - Other assets	$33.9	$20.9
Finance - Property, plant, and equipment, net	22.4	16.9
Total lease assets	56.3	37.8

Liabilities
Current
Operating - Accrued liabilities	6.7	4.8
Finance - Current portion of long-term debt	6.3	6.3
Non-current
Operating - Other liabilities	29.9	19.1
Finance - Debt	12.8	10.0
Total lease liabilities	$55.7	$40.2
Operating lease costs were $7.3 million and $6.1 million during the years ended December 31, 2022 and 2021, respectively, and are included in cost of revenues and selling, general, and administrative expenses on the Consolidated Statements of Operations. Costs related to variable lease rates or leases with terms less than twelve months were not significant. Amortization of finance lease assets was $5.1 million and $2.5 million during the years ended December 31, 2022 and 2021, respectively, and is included in cost of revenues and selling, general, and administrative expenses on the Consolidated Statements of Operations. Interest expense on finance lease liabilities was not significant during the years ended December 31, 2022 and 2021.
The following table includes supplemental cash flow and non-cash information related to leases:

	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Cash paid for operating leases	$7.6	$6.0
Cash paid for finance leases	$7.7	$3.2

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$15.2	$1.9
Finance leases	$10.7	$14.6
Other information about lease amounts recognized in our Consolidated Financial Statements is as follows:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term - operating leases	7.2 years	7.7 years
Weighted average remaining lease term - finance leases	3.1 years	3.2 years
Weighted average discount rate - operating leases	5.2%	4.8%
Weighted average discount rate - finance leases	3.8%	4.6%

Note 9. Other, Net
Other, net (income) expense consists of the following items:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Interest income	$(1.1)	$—	$(0.4)
Foreign currency exchange transactions	3.3	0.6	3.6
Other	(0.4)	(0.3)	(0.2)
Other, net (income) expense	$1.8	$0.3	$3.0

Note 10. Income Taxes
The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Current:
Federal	$11.3	$0.8	$16.6
State	7.9	0.7	6.9
Foreign	6.4	0.6	(1.5)
Total current	25.6	2.1	22.0
Deferred:
Federal	37.5	12.6	11.3
State	5.7	(2.3)	(0.9)
Foreign	1.6	1.6	(0.8)
Total deferred	44.8	11.9	9.6
Provision	$70.4	$14.0	$31.6
The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Year Ended December 31,
	2022	2021	2020
Statutory rate	21.0%	21.0%	21.0%
State taxes, including prior year true-ups	3.8	(2.3)	3.3
Changes in valuation allowances and reserves	0.1	0.1	(0.1)
Statutory depletion	(1.3)	(3.0)	(1.3)
Prior year true-ups	—	(3.2)	(0.2)
Foreign adjustments	(0.2)	1.3	0.3
Currency adjustments	(0.8)	(0.4)	(1.2)
Compensation related items	0.2	1.1	1.0
Disallowed transaction costs	—	0.9	0.1
Other, net	(0.5)	1.2	—
Effective rate	22.3%	16.7%	22.9%
In response to the COVID-19 pandemic, on March 27, 2020 the U.S. Congress passed the CARES Act, which includes certain tax relief and benefits that may impact the Company. As of December 31, 2022, the Company has repaid all payroll-related taxes deferred in accordance with the provisions of the CARES Act.

Income (loss) before income taxes for the December 31, 2022, 2021, and 2020 was $271.1 million, $76.6 million, and $143.0 million, respectively, for U.S. operations, and $45.1 million, $7.0 million, and $(4.8) million, respectively, for foreign operations, principally Mexico and Canada. The Company provides deferred income taxes on the unrepatriated earnings of its foreign operations where it results in a deferred tax liability.
Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are as follows:

	December 31,
	2022	2021

	(in millions)
Deferred tax liabilities:
Depreciation, depletion, and amortization	$208.5	$203.7
Total deferred tax liabilities	208.5	203.7
Deferred tax assets:
Workers compensation and other benefits	16.2	17.8
Warranties and reserves	1.2	3.2
Equity items	(0.5)	—
Tax loss carryforwards and credits	29.2	47.0
Inventory	1.0	13.8
Accrued liabilities and other	1.4	6.5
Total deferred tax assets	48.5	88.3
Net deferred tax assets (liabilities) before valuation allowances	(160.0)	(115.4)
Valuation allowances	6.0	5.4
Adjusted net deferred tax assets (liabilities)	$(166.0)	$(120.8)
At December 31, 2022, the Company had $60.3 million of federal consolidated net operating loss carryforwards, primarily from businesses acquired, and $6.6 million of tax-effected state loss carryforwards remaining. In addition, the Company had $9.1 million of tax-effected foreign net operating loss carryforwards that will begin to expire in the year 2023.
We have established a valuation allowance for state and foreign tax operating losses and credits that we have estimated may not be realizable.
Income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled approximately $97.9 million as of December 31, 2022. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.
Taxing authority examinations
We have multiple federal tax return filings that are subject to examination by the Internal Revenue Service (“IRS”). The 2019-2021 tax years are open for the Arcosa, Inc. federal return. During the year ended December 31, 2021, the IRS formally commenced an audit of the 2018 tax return for one of our subsidiaries and the audit was subsequently closed in 2022. We have various subsidiaries that file separate state tax returns and are subject to examination by taxing authorities at different times, generally open for their 2019 tax years and forward. We have various subsidiaries in Mexico that file separate tax returns and are subject to examination by taxing authorities at different times. The entities are generally open for their 2015 tax years and forward.

Unrecognized tax benefits
Unrecognized tax benefits represent the differences between tax positions taken or expected to be taken on a tax return and the benefits recognized for financial statement purposes. There were no unrecognized tax benefits as of December 31, 2022, 2021, and 2020.
The Company accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. There were no accrued interest and penalties as of December 31, 2022, 2021, and 2020.

Note 11. Employee Retirement Plans
The Company sponsors defined contribution plans and defined benefit plans that provide retirement income for eligible employees and retirees of the Company.
Total employee retirement plan expense, which includes related administrative expenses, is as follows:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Defined contribution plans	$12.5	$11.9	$10.6
Multiemployer plan	1.6	1.8	1.7
	$14.1	$13.7	$12.3
Defined Contribution Plans
Established under Internal Revenue Code Section 401(k), the Arcosa, Inc. 401(k) Plan (“401(k) Plan”) is a defined contribution plan available to all eligible employees. Participants in the 401(k) Plan are eligible to receive future retirement benefits through elected contributions and a company-funded match with the investment of the funds directed by the participants.
The Company also sponsors a fully‑funded, non-qualified deferred compensation plan. The invested assets and related liabilities of these participants were approximately $4.3 million at December 31, 2022 and $5.3 million at December 31, 2021, which are included in other assets and other liabilities on the Consolidated Balance Sheets. Distributions from the Company’s non-qualified deferred compensation plan to participants were approximately $1.2 million for the year ended December 31, 2022 and $1.0 million for the year ended December 31, 2021.
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

Our participation in the multiemployer plan for the year ended December 31, 2022 is outlined in the table below. The Pension Protection Act (“PPA”) zone status at December 31, 2022 and 2021 is as of the plan years beginning January 1, 2022 and 2021, respectively, and is obtained from the multiemployer plan's regulatory filings available in the public domain and certified by the plan's actuary. Among other factors, plans in the yellow zone are less than 80% funded while plans in the red zone are less than 65% funded. Federal law requires that plans classified in the yellow or red zones adopt a funding improvement plan or a rehabilitation plan in order to improve the financial health of the plan. The Company's contributions to the multiemployer plan were less than 5% of total contributions to the plan. The last column in the table lists the expiration date of the collective bargaining agreement to which the plan is subject.

		PPA Zone Status			Contributions for Year Ended December 31,
Pension Fund	Employer Identification Number	2022	2021	Rehabilitation plan status	2022	2021	2020	Surcharge imposed	Expiration date of collective bargaining agreement

					(in millions)
Boilermaker-Blacksmith National Pension Trust	48-6168020	Yellow	Yellow	Implemented	$1.6	$1.7	$1.7	No	06/30/2025
Employer contributions to the multiemployer plan for the year ending December 31, 2023 are expected to be $1.6 million.
ACG Pension Plan
In connection with the acquisition of ACG in December 2018, the Company assumed the assets and liabilities related to a defined benefit pension plan. As of December 31, 2022, the plan assets totaled $2.9 million and the projected benefit obligation totaled $2.6 million, for a net over funded status of $0.3 million, which is included in other assets on the Consolidated Balance Sheet. The net pension expense for the year ended December 31, 2022 was not significant. Employer contributions for the ACG pension plan for the year ending December 31, 2023 are not expected to be significant.

Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the years ended December 31, 2022, December 31, 2021, and December 31, 2020 are as follows:

	Currency translation adjustments	Unrealized gain (loss) on derivative financial instruments	Accumulated other comprehensive loss

	(in millions)
Balances at December 31, 2019	$(16.3)	$(3.4)	$(19.7)
Other comprehensive income (loss), net of tax, before reclassifications	(0.3)	(3.7)	(4.0)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, ($0.4), and ($0.4)	—	1.6	1.6
Other comprehensive income (loss)	(0.3)	(2.1)	(2.4)
Balances at December 31, 2020	(16.6)	(5.5)	(22.1)
Other comprehensive income (loss), net of tax, before reclassifications	0.3	1.1	1.4
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, ($0.4), and ($0.4)	—	1.4	1.4
Other comprehensive income (loss)	0.3	2.5	2.8
Balances at December 31, 2021	(16.3)	(3.0)	(19.3)
Other comprehensive income (loss), net of tax, before reclassifications	(0.7)	3.5	2.8
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, ($0.2), and ($0.2)	—	0.8	0.8
Other comprehensive income (loss)	(0.7)	4.3	3.6
Balances at December 31, 2022	$(17.0)	$1.3	$(15.7)
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
At December 31, 2022, we had 1.7 million shares available for grant. Any equity awards that have been granted under the Plan that are subsequently forfeited, canceled, or tendered to satisfy tax withholding obligations are added back to the shares available for grant.

The cost of employee services received in exchange for awards of equity instruments is referred to as share-based payments and is based on the grant date fair-value of those awards. Stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for share-based awards. The Company recognizes compensation expense for both the Arcosa awards and Trinity awards held by our employees. Stock-based compensation totaled $19.1 million, $18.0 million, and $20.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The income tax benefit related to stock-based compensation expense was $5.9 million, $4.6 million, and $2.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Equity Awards
Equity awards outstanding as of December 31, 2022 consist of restricted stock, restricted stock units, and performance units and generally vest for periods ranging from 1 to 15 years from the date of grant. Certain equity awards vest in their entirety or on a pro-rata basis upon the employee's retirement from the Company and may take into consideration the employee's age and years of service to the Company, as defined more specifically in the Company's award agreements. Equity awards granted to non-employee directors under the Plan generally vest one year from the grant date and are released at that time, in the case of restricted stock, or upon completion of the directors' service to the Company, in the case of restricted stock units. Expense related to equity awards issued to eligible employees and directors under the Plan is recognized ratably over the vesting period or to the date on which retirement eligibility is achieved, if shorter. Performance units vest and settle in shares of our common stock following the end of a three-year performance period contingent upon the achievement of specific performance goals during the performance period and certification by the Human Resources Committee of the Board of the achievement of the performance goals. Performance units are granted to employees based upon a target level of performance; however, depending upon the achievement of the performance goals during the performance period, performance units may be issued at an amount between 0% and 200% of the target level. Expense related to performance units is recognized ratably over the vesting period. Forfeitures are recognized as reduction to expense in the period in which they occur.
The activity for equity awards held by Arcosa employees for the year ended December 31, 2022 was as follows:

	Arcosa Equity Awards Held by Arcosa Employees	Trinity Equity Awards Held by Arcosa Employees	Weighted Average Grant-Date Fair Value per Award
Equity awards outstanding at December 31, 2021	1,255,583	517,175	$31.31
Granted	451,220	—	51.25
Vested	(680,201)	(86,187)	33.54
Forfeited	(90,776)	(43,611)	35.35
Equity awards outstanding at December 31, 2022	935,826	387,377	$36.42
At December 31, 2022, unrecognized compensation expense related to equity awards totaled $25.9 million, which will be recognized over a weighted average period of 2.6 years. The total vesting-date fair value of shares vested and released was $39.0 million, $32.0 million, and $11.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Note 14. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income remaining after allocation to unvested restricted shares, which includes unvested restricted shares of Arcosa stock held by employees of the Former Parent, by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted earnings per common share includes the weighted average net impact of nonparticipating unvested restricted shares. Total weighted average restricted shares were 1.5 million shares, 1.7 million shares, and 1.7 million shares, for the years ended December 31, 2022, 2021, and 2020, respectively.

The computation of basic and diluted earnings per share follows.

	Year Ended December 31, 2022
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income	$245.8
Unvested restricted share participation	(1.0)
Net income per common share – basic	244.8	48.2	$5.08
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.3
Net income per common share – diluted	$244.8	48.5	$5.05

	Year Ended December 31, 2021
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income	$69.6
Unvested restricted share participation	(0.4)
Net income per common share – basic	69.2	48.1	$1.44
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.5
Net income per common share – diluted	$69.2	48.6	$1.42

	Year Ended December 31, 2020
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income	$106.6
Unvested restricted share participation	(0.8)
Net income per common share – basic	105.8	48.0	$2.20
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.5
Net income per common share – diluted	$105.8	48.5	$2.18

Note 15. Commitments and Contingencies
The Company is involved in claims and lawsuits incidental to our business arising from various matters including commercial disputes, alleged product defect and/or warranty claims, intellectual property matters, personal injury claims, environmental issues, employment and/or workplace-related matters, and various governmental regulations. At December 31, 2022, the range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $0.3 million to $1.9 million.
The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when probable losses can be reasonably estimated. At December 31, 2022, total accruals of $2.2 million are included in accrued liabilities in the accompanying Consolidated Balance Sheet. The Company believes any additional liability from such claims and suits would not be material to its financial position or results of operations.
Arcosa is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment. The Company has accrued $0.7 million as of December 31, 2022, included in our total accruals of $2.2 million discussed above, to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties.

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
Other commitments
Non-cancelable purchase obligations amounted to $202.1 million as of December 31, 2022, of which $160.8 million is for the purchase of raw materials and components, primarily by the Engineered Structures and Transportation Products segments.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 Framework) (“COSO”) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.
As permitted by the SEC Staff interpretive guidance for recently acquired businesses, management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of December 31, 2022 excludes an assessment of the internal control over financial reporting of the RAMCO business acquired in May 2022. RAMCO represents approximately 3% of consolidated total assets and approximately 1% of consolidated revenues as of and for the year ended December 31, 2022.
The effectiveness of internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements. Ernst & Young LLP's attestation report on effectiveness of our internal control over financial reporting follows.
Changes in Internal Control over Financial Reporting.
During the three months ended December 31, 2022, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Arcosa, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Arcosa, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arcosa, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
As indicated in the accompanying “Management’s Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Recycled Aggregate Materials Company, Inc. (RAMCO) business acquired during the year ended December 31, 2022. RAMCO constituted approximately 3% of total assets and 1% of total revenues as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of such business acquired during the year ended December 31, 2022.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 24, 2023 expressed an unqualified opinion thereon.
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
February 24, 2023

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Proposal 1 - Election of Nominated Directors” in the Company's Proxy Statement to be filed for the 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Information About Our Executive Officers.” Information relating to the Board of Directors' determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407 (d)(5) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance - Board Meetings and Committees - Audit Committee” in the Company's 2023 Proxy Statement. Information regarding the Company's Audit Committee is incorporated by reference to the information set forth under the caption “Corporate Governance - Board Meetings and Committees - Audit Committee” in the Company's 2023 Proxy Statement.
The Company has adopted a Code of Conduct that applies to all of its directors, officers, and employees. The Code of Conduct is on the Company's website at www.arcosa.com under “Additional Governance Documents” within the “Corporate Governance” tab of our website. The Company intends to post any amendments or waivers for its Code of Conduct to the Company's website at www.arcosa.com to the extent applicable to an executive officer, principal accounting officer, controller, or director of the Company.

Item 11. Executive Compensation.
Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Company's 2023 Proxy Statement. Information concerning compensation committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in the Company's 2023 Proxy Statement. Information about the compensation committee report is incorporated by reference to the information set forth under the caption “Executive Compensation - Human Resources Committee Report” in the Company's 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's 2023 Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management.”
The following table sets forth information about Arcosa common stock that may be issued under Arcosa's equity compensation plan as of December 31, 2022.
Equity Compensation Plan Information

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by security holders:
Restricted stock units and performance units	885,228	(1)	$—	1,712,513 (2)
Equity compensation plans not approved by security holders	—			—
Total	885,228			1,712,513
(1)     Represents shares underlying awards that have been granted under the 2018 Stock Option and Incentive Plan (the “Incentive Plan”) (including Arcosa equity awards issued in respect of outstanding Trinity equity awards in connection with the Separation). Amounts are comprised of (a) 362,279 shares of common stock issuable upon the vesting and conversion of restricted stock units and (b) 522,949 shares of common stock issuable upon the vesting and conversion of performance units, assuming payout at target performance. The restricted stock units and performance units do not have an exercise price. The performance units are granted to employees based upon a target level; however, depending upon the achievement of certain specified goals during the performance period, performance units may be issued at an amount between 0% and 200% of the target level.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related person transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in the Company's 2023 Proxy Statement. Information regarding the independence of directors is incorporated by reference to the information set forth under the caption “Corporate Governance - Independence of Directors” in the Company's 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the caption “Fees of Independent Registered Public Accounting Firm for Fiscal Years 2022 and 2021” in the Company's 2023 Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules.
(a) (1) Financial Statements.
See Item 8.
(2) Financial Statement Schedule.
All schedules are omitted because they are not required, not significant, not applicable, or the information is shown in the financial statements or the notes to consolidated financial statements.
(3) Exhibits.

NO.	DESCRIPTION
2.1
Separation and Distribution Agreement, dated as of October 31, 2018, by and between Trinity Industries, Inc. and Arcosa, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed November 1, 2018, File No. 001-38494).

2.2
Securities Purchase Agreement dated December 12, 2019 by and among Arcosa MS2, LLC and Cherry Industries, Inc. and certain affiliated real estate holding companies, the sellers set forth therein, Leonard L. Cherry in his capacity as “Sellers Representative” and Arcosa Materials, Inc. solely as buyer guarantor (incorporated by reference to Exhibit 2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 001-38494).

2.3
Unit Purchase Agreement Dated March 22, 2021 by and among StonePoint Ultimate Holding, LLC, Arcosa Materials, Inc., the persons identified as sellers on the signature pages thereto, and the representative named therein (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, File No. 001-38494).

2.4
Membership Interest Purchase Agreement dated August 4, 2021 by and among Arcosa MS5, LLC, as Buyer and Southwest Rock Products, LLC, Midwest Land Trust, LLC, White Mountain Properties, LLC collectively as the Companies, and the Members of the Companies set forth therein, collectively as the Sellers, and Christopher Reinesch, as the Sellers' Representative (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, File No. 001-38494).

3.1	Restated Certificate of Incorporation of Arcosa, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8, filed on October 31, 2018, File No. 333-228098).
3.2	Amended and Restated Bylaws of Arcosa, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 12, 2022, File No. 001-38494).
4.1	Description of Arcosa, Inc.’s Capital Stock (filed herewith).
4.2
Indenture, dated April 6, 2021, among Arcosa, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed April 9, 2021, File No. 001-38494).

4.3
First Supplemental Indenture dated as of September 30, 2021 among the Guaranteeing Subsidiaries named therein, Arcosa, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, File No. 001-38494).

4.4	Form of 4.375% Senior Note due 2029 (included in Exhibit 4.1 and incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on April 9, 2021, File No. 001-38494).
4.5
Second Supplemental Indenture dated as of May 17, 2022 among the Guaranteeing Subsidiaries named therein, Arcosa, Inc. and Computershare Trust Company N.A. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, File No. 001-38494).

10.1
Transition Services Agreement, dated as of October 31, 2018, by and between Trinity Industries, Inc. and Arcosa, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 1, 2018, File No. 001-38494).

10.2
Tax Matters Agreement, dated as of October 31, 2018, by and between Trinity Industries, Inc. and Arcosa, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 1, 2018, File No. 001-38494).

10.3
Employee Matters Agreement, dated as of October 31, 2018, by and between Trinity Industries, Inc. and Arcosa, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 1, 2018, File No. 001-38494).

10.4
Intellectual Property Matters Agreement, dated as of October 31, 2018, by and between Trinity Industries, Inc. and Arcosa, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 1, 2018, File No. 001-38494).

*10.5	Arcosa, Inc. 2018 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed on October 31, 2018, File No. 333-228098).
*10.6	Arcosa, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed November 1, 2018, File No. 001-38494).
*10.7	Arcosa, Inc. 2018 Deferred Plan for Director Fees (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed November 1, 2018, File No. 001-38494).
*10.8	Arcosa, Inc. Supplemental Profit Sharing Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed November 1, 2018, File No. 001-38494).
*10.9
Form of Non-Employee Director Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-38494).

*10.10	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-38494).
*10.11
Form of Former Parent Restricted Stock Grant Agreement for grants issued prior to 2008 (incorporated by reference to Exhibit 10.7.1 to Trinity Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-06903).

*10.12
Form of Former Parent Restricted Stock Grant Agreement for grants issued commencing 2008 (incorporated by reference to Exhibit 10.7.1.1 to Trinity Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-06903).

*10.13
Form of Former Parent Restricted Stock Unit Agreement for Non-Employee Directors for grants issued prior to 2008 (incorporated by reference to Exhibit 10.7.2 to Trinity Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-06903).

*10.14
Form of Former Parent Restricted Stock Unit Agreement for Non-Employee Directors for grants issued commencing 2008 (incorporated by reference to Exhibit 10.7.2.1 to Trinity Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-06903).

*10.15
Form of Former Parent Restricted Stock Unit Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.2 to Trinity Industries, Inc. Form 8-K filed on May 3, 2017, File No. 001-06903).

*10.16
Form of Former Parent Performance-Based Restricted Stock Unit Grant Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.3 to Trinity Industries, Inc. Form 8-K filed on May 3, 2017, File No. 001-06903).

*10.17
Form of Former Parent Non-Employee Director Restricted Stock Unit Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.6 to Trinity Industries, Inc. Quarterly Report on Form 10-Q for the quarter period ended June 30, 2017, File No. 001-06903).

*10.18	Form of Restricted Stock Unit Agreement for grants commencing 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2019, File No. 001-38494).
*10.19
Form of Non-Employee Director Restricted Stock Unit Agreement for grants commencing 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 8, 2019, File No. 001-38494).

*10.20
Form of Performance-Based Restricted Stock Unit Grant Agreement for grants commencing 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 8, 2019, File No. 001-38494).

*10.21
Amendment Number One to the Arcosa, Inc. 2018 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, File No. 001-38494).

*10.22
Amendment Number One to the Arcosa, Inc. Supplemental Profit Sharing Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 001-38494).

*10.23	Form of Restricted Stock Unit Agreement for grants commencing 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 5, 2022, File No. 001-38494).
*10.24
Form of Performance-Based Restricted Stock Unit Agreement for grants commencing 2022 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 5, 2022, File No. 001-38494).

10.25.1
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

10.25.2
Supplement to Subsidiary Guaranty dated as of May 27, 2020 by Arcosa Cherry, LLC (incorporated by reference to Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 001-38494).

10.25.3
Supplement to Subsidiary Guaranty dated as of May 27, 2020 by Cherry Industries, Inc. (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 001-38494).

10.25.4
Supplement to Subsidiary Guaranty dated as of May 27, 2020 by Cherry Crushed Concrete, Inc. (incorporated by reference to Exhibit 10.1.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 001-38494).

10.25.5
Supplement to Subsidiary Guaranty dated as of December 24, 2020 by Arcosa Materials Holdings, Inc. (incorporated by reference to Exhibit 10.24.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, File No. 001-38494).

10.25.6
Supplement to Subsidiary Guaranty dated as of August 31, 2021 by Arcosa StonePoint, LLC (incorporated by reference to Exhibit 10.1.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, File No. 001-38494).

10.25.7
Supplement to Subsidiary Guaranty dated as of August 31, 2021 by StonePoint Holding, LLC (incorporated by reference to Exhibit 10.1.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, File No. 001-38494).

10.25.8
Supplement to Subsidiary Guaranty dated as of August 31, 2021 by StonePoint Intermediate Holding, LLC (incorporated by reference to Exhibit 10.1.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, File No. 001-38494).

10.25.9
Supplement to Subsidiary Guaranty dated as of August 31, 2021 by StonePoint Materials LLC (incorporated by reference to Exhibit 10.1.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, File No. 001-38494).

10.25.10
Supplement to Subsidiary Guaranty dated as of August 31, 2021 by StonePoint Ultimate Holding, LLC (incorporated by reference to Exhibit 10.1.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, File No. 001-38494).

10.25.11
Amendment Number One to the Amended and Restated Credit Agreement dated March 26, 2021 by and among Arcosa, Inc. as borrower, the lenders thereto, JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, File No. 001-38494).

10.25.12
Supplement to Subsidiary Guaranty dated as of April 8, 2022 by Arcosa Aggregates Texas, LLC (incorporated by reference to Exhibit 10.1.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, File No. 001-38494).

10.25.13
Supplement to Subsidiary Guaranty dated as of April 26, 2022 by Arcosa Aggregates Holdings, LLC (incorporated by reference to Exhibit 10.1.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, File No. 001-38494).

10.25.14
Amendment Number Two to the Amended and Restated Credit Agreement dated as of June 29, 2022 by and among Arcosa, Inc., as borrower, the lenders thereto, JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, File No. 001-38494).

10.25.15	Supplement to Subsidiary Guaranty dated as of December 27, 2022 by Southern Aggregates, LLC (filed herewith).
*10.26
Arcosa, Inc. 2022 Change in Control Severance Plan, dated March 3, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 7, 2022, File No. 001-38494).

10.27
Equity Purchase Agreement by and between Arcosa, Inc. and Triarc Tanks Bidco, LLC, dated April 25, 2022 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, File No. 001-38494).

10.28
Amendment No. 1 to Equity Purchase Agreement by and between Arcosa, Inc. and Triarc Tanks Bidco, LLC, dated May 13, 2022 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, File No. 001-38494).

21	Listing of subsidiaries of Arcosa, Inc. (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).

23.2	Consent of John T. Boyd Company (filed herewith).
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
95	Mine Safety Disclosure Exhibit (filed herewith).
101.INS	Inline XBRL Instance Document (filed electronically herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Management contracts and compensatory plan arrangements

Item 16. Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCOSA, INC.	By	/s/ Gail M. Peck
Registrant		Gail M. Peck
Chief Financial Officer
February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Antonio Carrillo	President and Chief Executive Officer and Director	February 24, 2023
Antonio Carrillo	(Principal Executive Officer)

/s/ Gail M. Peck	Chief Financial Officer	February 24, 2023
Gail M. Peck	(Principal Financial Officer)

/s/ Mary E. Henderson	Chief Accounting Officer	February 24, 2023
Mary E. Henderson	(Principal Accounting Officer)

/s/ Rhys J. Best	Non-Executive Chairman	February 24, 2023
Rhys J. Best

/s/ Joseph Alvarado	Director	February 24, 2023
Joseph Alvarado

/s/ Jeffrey A. Craig	Director	February 24, 2023
Jeffrey A. Craig

/s/ Steven J. Demetriou	Director	February 24, 2023
Steven J. Demetriou

/s/ Ronald J. Gafford	Director	February 24, 2023
Ronald J. Gafford

/s/ John W. Lindsay	Director	February 24, 2023
John W. Lindsay

/s/ Kimberly S. Lubel	Director	February 24, 2023
Kimberly S. Lubel

/s/ Julie A. Piggott	Director	February 24, 2023
Julie A. Piggott

/s/ Melanie M. Trent	Director	February 24, 2023
Melanie M. Trent