Form 10-Q
period 2023-03-31
Arcosa, Inc.
filed 2023-04-28
CIK 1739445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At April 14, 2023, the number of shares of common stock outstanding was 48,436,941.

ARCOSA, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Arcosa, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2023	2022

	(in millions)
Revenues	$549.2	$535.8
Operating costs:
Cost of revenues	440.6	439.7
Selling, general, and administrative expenses	62.5	62.6
Gain on disposition of property, plant, equipment, and other assets	(22.6)	(1.2)
Gain on sale of storage tanks business	(6.4)	—
	474.1	501.1
Total operating profit	75.1	34.7

Interest expense	7.1	7.2
Other, net (income) expense	(1.9)	0.9
Income before income taxes	69.9	26.6

Provision for income taxes	14.2	6.4

Net income	$55.7	$20.2

Net income per common share:
Basic	$1.15	$0.42
Diluted	$1.14	$0.41
Weighted average number of shares outstanding:
Basic	48.3	48.2
Diluted	48.8	48.8
Dividends declared per common share	$0.05	$0.05

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2023	2022

	(in millions)
Net income	$55.7	$20.2
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.0 and $0.4	0.1	1.6
Reclassification adjustments for (gains) losses included in net income, net of tax expense (benefit) of $0.1 and ($0.1)	(0.4)	0.5
Currency translation adjustment:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.0 and $0.0	0.1	0.1
	(0.2)	2.2
Comprehensive income	$55.5	$22.4

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(unaudited)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$149.2	$160.4
Receivables, net of allowance	393.6	334.2
Inventories:
Raw materials and supplies	125.2	126.3
Work in process	70.8	59.2
Finished goods	132.3	130.3
	328.3	315.8
Other	41.8	46.4
Total current assets	912.9	856.8

Property, plant, and equipment, net	1,209.7	1,199.6
Goodwill	976.5	958.5
Intangibles, net	250.9	256.1
Deferred income taxes	9.6	9.6
Other assets	57.5	60.0
	$3,417.1	$3,340.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$205.8	$190.7
Accrued liabilities	115.7	121.8
Advance billings	44.0	40.5
Current portion of long-term debt	14.9	14.7
Total current liabilities	380.4	367.7

Debt	535.0	535.9
Deferred income taxes	183.0	175.6
Other liabilities	75.5	77.0
	1,173.9	1,156.2
Stockholders’ equity:
Common stock – 200.0 shares authorized	0.5	0.5
Capital in excess of par value	1,690.3	1,684.1
Retained earnings	568.8	515.5
Accumulated other comprehensive loss	(15.9)	(15.7)
Treasury stock	(0.5)	—
	2,243.2	2,184.4
	$3,417.1	$3,340.6
See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2023	2022

	(in millions)
Operating activities:
Net income	$55.7	$20.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	38.8	37.8
Stock-based compensation expense	5.5	4.4
Provision for deferred income taxes	7.4	5.1
Gains on disposition of property, plant, equipment, and other assets	(22.6)	(1.2)
Gain on sale of storage tanks business	(6.4)	—
(Increase) decrease in other assets	3.4	(1.2)
Increase (decrease) in other liabilities	(2.6)	(3.0)
Other	3.5	0.5
Changes in current assets and liabilities:
(Increase) decrease in receivables	(66.4)	(69.3)
(Increase) decrease in inventories	(10.9)	(18.2)
(Increase) decrease in other current assets	4.6	2.7
Increase (decrease) in accounts payable	10.5	44.0
Increase (decrease) in advance billings	8.0	1.8
Increase (decrease) in accrued liabilities	(1.2)	0.9
Net cash provided by operating activities	27.3	24.5

Investing activities:
Proceeds from disposition of property, plant, equipment, and other assets	23.9	20.6
Proceeds from sale of storage tanks business	2.0	—
Capital expenditures	(44.4)	(25.9)
Acquisitions, net of cash acquired	(15.6)	—
Net cash required by investing activities	(34.1)	(5.3)

Financing activities:
Payments to retire debt	(1.9)	(1.0)
Dividends paid to common stockholders	(2.4)	(2.4)
Purchase of shares to satisfy employee tax on vested stock	(0.1)	(0.1)
Net cash required by financing activities	(4.4)	(3.5)
Net increase (decrease) in cash and cash equivalents	(11.2)	15.7
Cash and cash equivalents at beginning of period	160.4	72.9
Cash and cash equivalents at end of period	$149.2	$88.6

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at December 31, 2021	48.3	$0.5	$1,692.6	$279.5	$(19.3)	—	$—	$1,953.3
Net income	—	—	—	20.2	—	—	—	20.2
Other comprehensive income	—	—	—	—	2.2	—	—	2.2
Cash dividends on common stock	—	—	—	(2.4)	—	—	—	(2.4)
Restricted shares, net	—	—	4.5	—	—	—	(0.2)	4.3
Balances at March 31, 2022	48.3	$0.5	$1,697.1	$297.3	$(17.1)	—	$(0.2)	$1,977.6

Balances at December 31, 2022	48.4	$0.5	$1,684.1	$515.5	$(15.7)	—	$—	$2,184.4
Net income	—	—	—	55.7	—	—	—	55.7
Other comprehensive income	—	—	—	—	(0.2)	—	—	(0.2)
Cash dividends on common stock	—	—	—	(2.4)	—	—	—	(2.4)
Restricted shares, net	—	—	6.2	—	—	—	(0.5)	5.7
Balances at March 31, 2023	48.4	$0.5	$1,690.3	$568.8	$(15.9)	—	$(0.5)	$2,243.2

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1. Overview and Summary of Significant Accounting Policies
Basis of Presentation
Arcosa, Inc. and its consolidated subsidiaries (“Arcosa,” the “Company,” “we,” or “our”), headquartered in Dallas, Texas, is a provider of infrastructure-related products and solutions with leading brands serving construction, engineered structures, and transportation markets in North America. Arcosa is a Delaware corporation and was incorporated in 2018 as an independent, publicly-traded company, listed on the New York Stock Exchange.
The accompanying Consolidated Financial Statements are unaudited and have been prepared from the books and records of Arcosa, Inc. and its consolidated subsidiaries. All normal and recurring adjustments necessary for a fair presentation of the financial position of the Company and the results of operations, comprehensive income/loss, and cash flows have been made in conformity with accounting principles generally accepted in the U.S. (“GAAP”). All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, the financial condition and results of operations for the three months ended March 31, 2023 may not be indicative of Arcosa's expected business, financial condition, and results of operations for the year ending December 31, 2023.
These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited Consolidated Financial Statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2022.
Stockholders' Equity
In December 2022, the Company’s Board of Directors (the “Board”) authorized a new $50 million share repurchase program effective January 1, 2023 through December 31, 2024 to replace a program of the same amount that expired on December 31, 2022. For the three months ended March 31, 2023, the Company did not repurchase any shares, leaving the full amount of the $50.0 million authorization available as of March 31, 2023.
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
Engineered Structures
Within the Engineered Structures segment, revenue is recognized for our wind tower and certain utility structure businesses over time as the products are manufactured using an input approach based on the costs incurred relative to the total estimated costs of production. We recognize revenue over time for these products as they are highly customized to the needs of an individual customer resulting in no alternative use to the Company if not purchased by the customer after the contract is executed. In addition, we have the right to bill the customer for our work performed to date plus at least a reasonable profit margin for work performed. As of March 31, 2023, we had a contract asset of $78.0 million related to these contracts, compared to $77.5 million as of December 31, 2022, which is included in receivables, net of allowance, within the Consolidated Balance Sheets. The increase in the contract asset is due to timing of deliveries. For all other products, revenue is recognized when the customer has accepted the product and legal title of the product has passed to the customer.
Transportation Products
The Transportation Products segment recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.

Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of March 31, 2023 and the percentage of the outstanding performance obligations as of March 31, 2023 expected to be delivered during the remainder of 2023:

	Unsatisfied performance obligations as of March 31, 2023
	Total Amount	Percent expected to be delivered in 2023
	(in millions)
Engineered Structures:
Utility, wind, and related structures	$1,531.4	29%

Transportation Products:
Inland barges	$279.0	68%
Of the remaining unsatisfied performance obligations for utility, wind, and related structures, 22% are expected to be delivered during 2024 with the remainder expected to be delivered through 2028. Substantially all of the remaining unsatisfied performance obligations for inland barges are expected to be delivered during 2024.
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
Financial Instruments
The Company considers all highly liquid debt instruments to be cash and cash equivalents if purchased with a maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and receivables. The Company places its cash investments in bank deposits and highly-rated money market funds, and its investment policy limits the amount of credit exposure to any one commercial issuer. We seek to limit concentrations of credit risk with respect to receivables with control procedures that monitor the credit worthiness of customers, together with the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected credit losses. Receivable balances determined to be uncollectible are charged against the allowance. To accelerate the conversion to cash, the Company may sell a portion of its trade receivables to third parties. The Company has no recourse to these receivables once they are sold but may have continuing involvement related to servicing and collection activities. The impact of these transactions in the Company's Consolidated Statements of Operations for the three months ended March 31, 2023 was not significant. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.

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
Recent Accounting Pronouncements
Recently adopted accounting pronouncements
Effective as of January 1, 2023, the Company adopted Accounting Standards Update No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, (“ASU 2021-08”), which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The adoption of this guidance did not have a material effect on the Company's Consolidated Financial Statements.
Recently issued accounting pronouncements not adopted as of March 31, 2023
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-04, “Reference Rate Reform”, (“ASU 2020-04”), which provides optional guidance for contract modifications, hedging accounting, and other transactions associated with the transition from reference rates that are expected to be discontinued. ASU 2020-04 is effective for all entities upon issuance through December 31, 2024 as amended by ASU 2022-06. We continue to evaluate the impact of adoption, but do not expect the guidance to have a material impact on our Consolidated Financial Statements.

Reclassifications
Certain prior year balances have been reclassified in the Consolidated Financial Statements to conform with the 2023 presentation.

Note 2. Acquisitions and Divestitures
2023 Acquisitions
In February 2023, we completed the acquisition of certain assets and liabilities of a Phoenix, Arizona based recycled aggregates business in our Construction Products segment. The purchase price of the acquisition was not significant.
In March 2023, we completed the stock acquisition of a Houston, Texas based shoring, trench, and excavation products business in our Construction Products segment. The purchase price of the acquisition was not significant.
2022 Acquisitions
In May 2022, we completed the stock acquisition of Recycled Aggregate Materials Company, Inc. ("RAMCO"), a leading producer of recycled aggregates in the Los Angeles metropolitan area, which is included in our Construction Products segment, for a total purchase price of $77.4 million. The acquisition was funded with $80.0 million of borrowings under our revolving credit facility. The acquisition was recorded as a business combination based on a preliminary valuation of the assets acquired and liabilities assumed at their acquisition date fair value using unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities ("Level 3" inputs). The final valuation resulted in the recognition of, among others, $54.2 million of permits with an initial weighted average useful life of 20 years, $6.4 million of property, plant, and equipment, and $13.4 million of goodwill in our Construction Products segment. The remaining assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level.

Divestitures
There were no divestitures closed during the three months ended March 31, 2023 and 2022.
In October 2022, the Company completed the sale of its storage tank business for $275 million. Net cash proceeds received at closing were approximately $271.6 million, after transaction closing costs. The storage tanks business, historically reported within the Engineered Structures segment, is a leading manufacturer of steel pressure tanks for the storage and transportation of propane, ammonia, and other gases serving the residential, commercial, energy, and agricultural markets with operations in the U.S. and Mexico. Revenues and operating profit for the storage tanks business were $59.9 million and $10.3 million, respectively, for the three months ended March 31, 2022. An additional gain of $6.4 million was recognized during the three months ended March 31, 2023, primarily due to the resolution of certain contingencies from the sale.

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of March 31, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets:
Interest rate hedge(1)	$—	$1.5	$—	$1.5
Total assets	$—	$1.5	$—	$1.5

Liabilities:
Contingent consideration(2)	$—	$—	$2.0	$2.0
Total liabilities	$—	$—	$2.0	$2.0

	Fair Value Measurement as of December 31, 2022
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets:
Interest rate hedge(1)	—	1.8	—	1.8
Total assets	$—	$1.8	$—	$1.8

Liabilities:
Contingent consideration(2)	—	—	2.4	2.4
Total liabilities	$—	$—	$2.4	$2.4

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
Engineered Structures. The Engineered Structures segment primarily manufactures and sells steel structures for infrastructure businesses, including utility structures for electricity transmission and distribution, structural wind towers, traffic structures, and telecommunication structures. These products share similar manufacturing competencies and steel sourcing requirements and can be manufactured across our North American footprint. The segment also manufactures concrete utility structures. Historically, the segment also manufactured storage and distribution tanks. In October 2022, the Company completed the divestiture of its storage tanks business. See Note 2 Acquisitions and Divestitures.
Transportation Products. The Transportation Products segment primarily manufactures and sells inland barges, fiberglass barge covers, winches, marine hardware, and steel components for railcars and other transportation and industrial equipment.
The financial information for these segments is shown in the tables below. We operate principally in North America.

	Three Months Ended March 31,
	Revenues		Operating Profit (Loss)
	2023	2022	2023	2022

	(in millions)
Aggregates and specialty materials	$211.0	$187.9
Construction site support	25.1	23.6
Construction Products	236.1	211.5	$49.5	$16.7

Utility, wind, and related structures	207.7	190.6
Storage tanks	—	59.9
Engineered Structures	207.7	250.5	29.9	28.3

Inland barges	68.1	47.0
Steel components	37.3	26.8
Transportation Products	105.4	73.8	10.1	2.7

Segment Totals before Eliminations and Corporate	549.2	535.8	89.5	47.7
Corporate	—	—	(14.4)	(13.0)
Consolidated Total	$549.2	$535.8	$75.1	$34.7

Note 5. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
	(in millions)
Land	$139.1	$138.7
Mineral reserves	507.0	506.3
Buildings and improvements	310.6	308.3
Machinery and other	996.3	973.9
Construction in progress	98.1	83.7
	2,051.1	2,010.9
Less accumulated depreciation and depletion	(841.4)	(811.3)
	$1,209.7	$1,199.6

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill by segment is as follows:

	March 31, 2023	December 31, 2022
	(in millions)
Construction Products	$501.9	$483.9
Engineered Structures	437.6	437.6
Transportation Products	37.0	37.0
	$976.5	$958.5

The increase in Construction Products goodwill during the three months ended March 31, 2023 was due to acquisitions completed during the quarter and measurement period adjustments from the acquisition of RAMCO. See Note 2 Acquisitions and Divestitures.
Intangible Assets
Intangibles, net consisted of the following:

	March 31, 2023	December 31, 2022
	(in millions)
Intangibles with indefinite lives - Trademarks	$34.1	$34.1

Intangibles with definite lives:
Customer relationships	136.9	136.9
Permits	141.7	141.7
Other	2.7	2.7
	281.3	281.3
Less accumulated amortization	(64.5)	(59.3)
	216.8	222.0
Intangible assets, net	$250.9	$256.1

Note 7. Debt
The following table summarizes the components of debt as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in millions)
Term loan	$136.8	$136.8
Senior notes	400.0	400.0
Finance leases (see Note 8 Leases)	18.1	19.1
	554.9	555.9
Less: unamortized debt issuance costs	(5.0)	(5.3)
Total debt	$549.9	$550.6
Revolving Credit Facility and Term Loan
On November 1, 2018, the Company entered into a $400.0 million unsecured revolving credit facility that was scheduled to mature in November 2023. On January 2, 2020, the Company entered into an Amended and Restated Credit Agreement to increase the revolving credit facility to $500.0 million and add a term loan facility of $150.0 million, in each case with a maturity date of January 2, 2025. The entire term loan was advanced on January 2, 2020. As of March 31, 2023, the term loan had a remaining balance of $136.8 million.
As of March 31, 2023, we had no outstanding loans borrowed under the revolving credit facility, and there were approximately $25.3 million of letters of credit issued, leaving $474.7 million available. Of the outstanding letters of credit as of March 31, 2023, $24.5 million are expected to expire in 2023, with the remainder in 2024. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year.
The interest rates under the revolving credit facility and term loan are variable based on LIBOR or an alternate base rate plus a margin. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on the Company’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing ranges from 1.25% to 2.00% and was set at LIBOR plus 1.50% as of March 31, 2023. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.25% at March 31, 2023.
The Company's revolving credit and term loan facilities require the maintenance of certain ratios related to leverage and interest coverage. As of March 31, 2023, we were in compliance with all such financial covenants. Borrowings under the credit agreement are guaranteed by certain wholly-owned subsidiaries of the Company.
The carrying value of borrowings under our revolving credit and term loan facilities approximate fair value because the interest rate adjusts to the market interest rate (Level 3 input). See Note 3 Fair Value Accounting.
As of March 31, 2023, the Company had $0.8 million of unamortized debt issuance costs related to the revolving credit facility, which are included in other assets on the Consolidated Balance Sheet.
Senior Notes
On April 6, 2021, the Company issued $400.0 million aggregate principal amount of 4.375% senior notes (the “Notes”) that mature in April 2029. Interest on the Notes is payable semiannually in April and October. The Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by each of the Company’s domestic subsidiaries that is a guarantor under our revolving credit and term loan facilities. The terms of the indenture governing the Notes, among other things, limit the ability of the Company and each of its subsidiaries to create liens on assets, enter into sale and leaseback transactions, and consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries. The terms of the indenture also limit the ability of the Company’s non-guarantor subsidiaries to incur certain types of debt.
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

The estimated fair value of the Notes as of March 31, 2023 was $362.3 million based on a quoted market price in a market with little activity (Level 2 input).
In connection with the issuance of the Notes, the Company paid $6.6 million of debt issuance costs.
The remaining principal payments under existing debt agreements as of March 31, 2023 are as follows:

	2023	2024	2025	2026	2027	Thereafter

	(in millions)
Term loan	8.4	8.4	120.0	—	—	—
Senior notes	—	—	—	—	—	400.0
Interest rate hedges
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in October 2023, to reduce the effect of changes in the variable interest rates associated with borrowings under the Amended and Restated Credit Agreement. The instrument carried an initial notional amount of $100 million, thereby hedging the first $100 million of borrowings. The instrument effectively fixes the LIBOR component of borrowings at a monthly rate of 2.71%. As of March 31, 2023, the Company has recorded an asset of $1.5 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive loss. See Note 3 Fair Value Accounting.

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
Future minimum lease payments for operating and finance lease obligations as of March 31, 2023 consisted of the following:

	Operating Leases	Finance Leases
	(in millions)
2023 (remaining)	$6.0	$5.4
2024	7.5	7.1
2025	6.8	5.1
2026	5.4	1.3
2027	3.3	0.2
Thereafter	10.8	—
Total undiscounted future minimum lease obligations	39.8	19.1
Less imputed interest	(3.2)	(1.0)
Present value of net minimum lease obligations	$36.6	$18.1

The following table summarizes our operating and finance leases and their classification within the Consolidated Balance Sheet.

	March 31, 2023	December 31, 2022

	(in millions)
Assets
Operating - Other assets	$34.1	$33.9
Finance - Property, plant, and equipment, net	20.3	22.4
Total lease assets	54.4	56.3

Liabilities
Current
Operating - Accrued liabilities	7.0	6.7
Finance - Current portion of long-term debt	6.4	6.3
Non-current
Operating - Other liabilities	29.6	29.9
Finance - Debt	11.7	12.8
Total lease liabilities	$54.7	$55.7

Note 9. Other, Net
Other, net (income) expense consists of the following items:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Interest income	$(1.2)	$(0.1)
Foreign currency exchange transactions	(0.5)	1.0
Other	(0.2)	—
Other, net (income) expense	$(1.9)	$0.9

Note 10. Income Taxes
For interim income tax reporting, we estimate our annual effective tax rate and apply it to our year to date ordinary income (loss). Tax jurisdictions with a projected or year to date loss for which a tax benefit cannot be realized are excluded. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. We have open tax years from 2015 to 2022 with various significant tax jurisdictions.
On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was enacted to reduce inflation and promote clean energy in the United States. Among other things, the IRA introduces a 15% alternative minimum tax for corporations with a three-year taxable year average annual adjusted financial statement income in excess of $1 billion and imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The Company has evaluated these new provisions and has concluded there is no impact for the three months ended March 31, 2023.
The IRA also provides for certain manufacturing, production, and investment tax credit incentives, including new Advanced Manufacturing Production ("AMP") tax credits for companies that domestically manufacture and sell clean energy equipment, including wind towers. For the three months ended March 31, 2023, the Company has recognized $4.3 million in AMP tax credits for wind towers produced and sold in 2023 which are included as a reduction to cost of sales on the Consolidated Statement of Operations due to the refundable nature of the credits. The credits are included in Receivables, net of allowance, on the Consolidated Balance Sheet.

Certain provisions of the IRA, including the AMP tax credits for wind towers, remain subject to the issuance of additional guidance and clarification. We have considered the applicable current laws and regulations in our tax provision for the three months ended March 31, 2023, and continue to evaluate the impact of these tax law changes on future periods.
Our effective tax rates of 20.3% and 24.1% for the three months ended March 31, 2023 and 2022, respectively, differed from the U.S. federal statutory rate of 21.0% due to AMP tax credits, state income taxes, statutory depletion deductions, compensation-related items, and foreign taxes.

Note 11. Employee Retirement Plans
Total employee retirement plan expense, which includes related administrative expenses, is as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Defined contribution plans	$3.6	$3.2
Multiemployer plan	0.4	0.4
	$4.0	$3.6
The Company contributes to a multiemployer defined benefit plan under the terms of a collective-bargaining agreement that covers certain union-represented employees at one of the facilities of Meyer Utility Structures, a subsidiary of Arcosa. The Company contributed $0.4 million to the multiemployer plan for the three months ended March 31, 2023 and 2022. Total contributions to the multiemployer plan for 2023 are expected to be approximately $1.5 million.

Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022 are as follows:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Accumulated other comprehensive loss

	(in millions)
Balances at December 31, 2021	$(16.3)	$(3.0)	$(19.3)
Other comprehensive income (loss), net of tax, before reclassifications	0.1	1.6	1.7
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, ($0.1), and ($0.1)	—	0.5	0.5
Other comprehensive income (loss)	0.1	2.1	2.2
Balances at March 31, 2022	$(16.2)	$(0.9)	$(17.1)

Balances at December 31, 2022	$(17.0)	$1.3	$(15.7)
Other comprehensive income (loss), net of tax, before reclassifications	0.1	0.1	0.2
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, $0.1, and $0.1	—	(0.4)	(0.4)
Other comprehensive income (loss)	0.1	(0.3)	(0.2)
Balances at March 31, 2023	$(16.9)	$1.0	$(15.9)

Note 13. Stock-Based Compensation
Stock-based compensation totaled approximately $5.5 million and $4.4 million for the three months ended March 31, 2023 and 2022, respectively.

Note 14. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income remaining after allocation to participating unvested restricted shares, which includes unvested restricted shares of Arcosa stock held by employees of our former parent, Trinity Industries, Inc., by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted earnings per common share includes the weighted average net impact of nonparticipating unvested restricted shares. Total weighted average restricted shares were 1.3 million and 1.6 million shares for the three months ended March 31, 2023 and 2022, respectively.
The computation of basic and diluted earnings per share follows.

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS

	(in millions, except per share amounts)
Net income	$55.7			$20.2
Unvested restricted share participation	(0.2)			(0.1)
Net income per common share – basic	55.5	48.3	$1.15	20.1	48.2	$0.42
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.5		—	0.6
Net income per common share – diluted	$55.5	48.8	$1.14	$20.1	48.8	$0.41

Note 15. Contingencies
The Company is involved in claims and lawsuits incidental to our business arising from various matters including commercial disputes, alleged product defect and/or warranty claims, intellectual property matters, personal injury claims, environmental issues, employment and/or workplace-related matters, and various governmental regulations. At March 31, 2023, the range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $1.0 million to $2.4 million.
The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when probable losses can be reasonably estimated. At March 31, 2023, total accruals of $3.3 million are included in accrued liabilities in the accompanying Consolidated Balance Sheet. The Company believes any additional liability from such claims and suits would not be material to its financial position or results of operations.
Arcosa is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment. The Company has reserved $0.7 million as of March 31, 2023, included in our total accruals of $3.3 million discussed above, to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties.
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
•Company Overview
•Potential Impact of COVID-19 on our Business
•Market Outlook
•Executive Overview
•Results of Operations
•Liquidity and Capital Resources
•Recent Accounting Pronouncements
•Forward-Looking Statements
Our MD&A should be read in conjunction with the Consolidated Financial Statements of Arcosa, Inc. and its consolidated subsidiaries (“Arcosa,” “Company,” “we,” or “our”) and related Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Consolidated and Combined Financial Statements and related Notes in Item 8, “Financial Statements and Supplementary Data”, of our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report on Form 10-K”).

Company Overview
Arcosa, headquartered in Dallas, Texas, is a provider of infrastructure-related products and solutions with leading brands serving construction, engineered structures, and transportation markets in North America. Arcosa is a Delaware corporation and was incorporated in 2018 as an independent, publicly-traded company, listed on the New York Stock Exchange.
Potential Impact of COVID-19 on our Business
Our highest priority is the health and safety of our employees and communities. We are committed to safety across our operations. Our businesses support critical infrastructure sectors and our plants have continued to operate throughout the COVID-19 pandemic. If one or more of Arcosa’s facilities become subject to governmental ordered closure, voluntary temporary closure, closure from a COVID-19 outbreak within the facility, or other COVID-19 related reason the business, liquidity and financial condition, and results of operations for Arcosa could be adversely affected. The extent to which the COVID-19 pandemic impacts our business, liquidity and financial condition, and results of operations will depend on numerous evolving factors that we may not be able to accurately predict, including the impact of new COVID-19 variants and the response to any potential reoccurrence. We strive to continuously improve our procedures, processes, and management systems regarding employee health and safety, and we do not anticipate that any enhanced health and safety protocols will have a material impact on the productivity of our plants.
The preparation of the Company's Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. At this time, we have not observed any material impairments of our assets or a significant change in the fair value of assets due to the COVID-19 pandemic. However, due to the factors discussed above, we are unable to determine or predict the overall impact the COVID-19 pandemic may have on our business, results of operations, liquidity, or capital resources.
Market Outlook
•Within our Construction Products segment, the demand environment remains healthy overall when seasonal weather conditions have been normal, supported by increased infrastructure spending and private non-residential activity. The outlook for single-family residential housing continues to be impacted by higher interest rates and home affordability, which has negatively impacted volumes. We have been successful in managing inflationary cost pressures through proactive price increases and are monitoring potential impacts on overall demand as leading economic indicators indicate an increased probability of an economic slowdown in 2023.

•Within our Engineered Structures segment, our backlog as of March 31, 2023 provides good production visibility for the remainder of 2023. Our customers remain committed to taking delivery of these orders. In utility structures, order and inquiry activity continues to be healthy, as customers remain focused on grid hardening and reliability initiatives. The passage of the Inflation Reduction Act ("IRA") on August 16, 2022, which included a long-term extension of the Production Tax Credit (“PTC”) for new wind farm projects and introduced new Advanced Manufacturing Production ("AMP") tax credits for companies that domestically manufacture and sell clean energy equipment in the U.S., is a significant catalyst for our wind towers business. As demonstrated by more than $1.1 billion of new orders we have received since the passage of the IRA for delivery through 2028, our wind tower business is at the beginning stages of a market recovery. A large portion of these orders will support wind energy expansion projects in the Southwest. As a result, we plan to open a new plant in New Mexico, with production at this facility expected to begin in mid-2024. We anticipate 2023 will be a transition year as new wind projects ramp up and expect a strong multi-year rebound in volumes beginning in 2024.
•Within our Transportation Products segment, our backlog for inland barges as of March 31, 2023 of $279 million is at its highest level since the first quarter of 2020. Our customers remain committed to taking delivery of these orders. Barge order levels fell sharply at the onset of the pandemic and ensuing high steel prices further negatively impacted demand. In 2022, we reduced capacity in our two active barge operating plants and completed the idling of our Louisiana facility in the fourth quarter of 2021 to further reduce our cost structure. While high steel prices have impacted order levels, the underlying fundamentals for a dry barge replacement cycle remain in place. The fleet continues to age, new builds have not kept pace with scrapping, and utilization rates are high. As a result, order inquiries have been strong and we received orders of $122 million in the first quarter of 2023, which extends our backlog into 2024. Demand for steel components, which was softening pre-COVID-19 due to a weakening North American rail transportation market, is increasing relative to 2020 and 2021 cyclical lows as the near-term outlook for the new railcar market indicates a stable level of replacement demand.

Executive Overview
Financial Operations and Highlights
•Revenues for the three months ended March 31, 2023 increased by 2.5% to $549.2 million due to higher revenues in Construction Products and Transportation Products partially offset by lower revenues in Engineered Structures due to the sale of our storage tanks business on October 3, 2022.
•Operating profit for the three months ended March 31, 2023 totaled $75.1 million, an increase of $40.4 million year-over-year. Excluding $29.0 million of asset sale gains recognized in the current quarter, operating profit increased 32.9% due to higher operating profit in Construction Products and Transportation Products, partially offset by lower operating profit in Engineered Structures due to the sale of our storage tanks business.
•Selling, general, and administrative expenses were flat for the three months ended March 31, 2023 compared to the same period in the prior year, as increased compensation costs were offset by the elimination of costs from our storage tanks business. As a percentage of revenues, selling, general, and administrative expenses was 11.4% for the three months ended March 31, 2023 compared to 11.7% for the same period in 2022.
•The effective tax rate for the three months ended March 31, 2023 was 20.3% compared to 24.1% for the same period in 2022. See Note 10 Income Taxes of the Consolidated Financial Statements.
•Net income for the three months ended March 31, 2023 was $55.7 million compared to $20.2 million for the same period in 2022.
Our Engineered Structures and Transportation Products segments operate in cyclical industries. Additionally, results in our Construction Products segment are affected by weather and seasonal fluctuations with the second and third quarters historically being the quarters with the highest revenues.

Unsatisfied Performance Obligations (Backlog)
As of March 31, 2023, December 31, 2022, and March 31, 2022, our unsatisfied performance obligations, or backlog, were as follows:

	March 31, 2023	December 31, 2022	March 31, 2022

	(in millions)
Engineered Structures:
Utility, wind, and related structures	$1,531.4	$671.3	$421.0

Transportation Products:
Inland barges	$279.0	$225.1	$150.6
Approximately 29% of the unsatisfied performance obligations for utility, wind, and related structures in our Engineered Structures segment are expected to be delivered during 2023, 22% are expected to be delivered during 2024 with the remainder expected to be delivered through 2028. Approximately 68% of the unsatisfied performance obligations for inland barges in our Transportation Products segment are expected to be delivered during 2023 with the remainder expected to be delivered during 2024.

Results of Operations
Overall Summary
Revenues

	Three Months Ended March 31,
	2023	2022	Percent Change
	(in millions)
Construction Products	$236.1	$211.5	11.6%
Engineered Structures	207.7	250.5	(17.1)
Transportation Products	105.4	73.8	42.8
Consolidated Total	$549.2	$535.8	2.5
Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022
•Revenues increased by 2.5%.
•Revenues from Construction Products increased primarily due to higher pricing across our aggregates and specialty material businesses.
•Revenues from Engineered Structures decreased due to the sale of our storage tanks business. Revenues from utility, wind, and related structures increased primarily due to increased volumes in our utility structures business.
•Revenues from Transportation Products increased primarily due to higher deliveries in both inland barge and steel components.

Operating Costs

	Three Months Ended March 31,
	2023	2022	Percent Change
	(in millions)
Construction Products	$186.6	$194.8	(4.2)%
Engineered Structures	177.8	222.2	(20.0)
Transportation Products	95.3	71.1	34.0
Segment Totals before Corporate Expenses	459.7	488.1	(5.8)
Corporate	14.4	13.0	10.8
Consolidated Total	$474.1	$501.1	(5.4)

Depreciation, depletion, and amortization(1)	$38.8	$37.8	2.6
(1) Depreciation, depletion, and amortization are components of operating costs.
Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022
•Operating costs decreased by 5.4%. Netted against operating costs in the current quarter included $29.0 million of asset sale gains, primarily consisting of $21.8 million from the sale of depleted land in Construction Products and $6.4 million of additional gain recognized on the sale of the storage tanks divestiture. Excluding these gains, operating costs were about flat.
•Cost of revenues for Construction Products increased primarily due to inflationary-related cost increases, including diesel, cement, and process fuels.
•Cost of revenues for Engineered Structures decreased largely due to the elimination of costs from our storage tanks business.
•Cost of revenues for Transportation Products increased primarily due to higher volumes in inland barge and steel components.
•Depreciation, depletion, and amortization increased as a result of recent acquisitions and organic growth investments.
•Selling, general, and administrative expenses were essentially flat, as increased compensation costs were offset by the elimination of costs from our storage tanks business. As a percentage of revenues, selling, general, and administrative expenses decreased to 11.4% for the three months ended March 31, 2023, compared to 11.7% for the same period in 2022.
Operating Profit (Loss)

	Three Months Ended March 31,
	2023	2022	Percent Change
	(in millions)
Construction Products	$49.5	$16.7	196.4%
Engineered Structures	29.9	28.3	5.7
Transportation Products	10.1	2.7	274.1
Segment Totals before Corporate Expenses	89.5	47.7	87.6
Corporate	(14.4)	(13.0)	10.8
Consolidated Total	$75.1	$34.7	116.4
Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022
•Operating profit increased by 116.4%.
•Operating profit in Construction Products increased due to the land sale gain as well as higher pricing.
•Excluding the impact of the storage tanks business in both periods, operating profit in Engineered Structures increased due to higher volumes in utility structures and recognition of the AMP tax credits in wind towers.
•Operating profit in Transportation Products increased driven by higher volumes and improved margins in both inland barge and steel components.

For further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.

Other Income and Expense
Other, net (income) expense consists of the following items:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Interest income	$(1.2)	$(0.1)
Foreign currency exchange transactions	(0.5)	1.0
Other	(0.2)	—
Other, net (income) expense	$(1.9)	$0.9

Income Taxes
The provision for income taxes results in effective tax rates that differ from the statutory rates. The Company's effective tax rate for the three months ended March 31, 2023 was 20.3% compared to 24.1% for the same period in 2022. The decrease in the tax rate for the three months ended March 31, 2023 is primarily due to AMP tax credits and reduced foreign taxes, partially offset by increased state income taxes.
Our effective tax rate reflects the Company's estimate for its state income tax expense, excess tax benefits related to equity compensation, and the impact of foreign tax benefits. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of income taxes.
On August 16, 2022, the IRA was enacted to reduce inflation and promote clean energy in the United States. Among other things, the IRA introduces a 15% alternative minimum tax for corporations with a three-year taxable year average annual adjusted financial statement income in excess of $1 billion and imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The IRA also provides for certain manufacturing, production, and investment tax credit incentives, including new AMP tax credits for companies that domestically manufacture and sell clean energy equipment, including wind towers. Certain provisions of the IRA, including the AMP tax credits for wind towers, remain subject to the issuance of additional guidance and clarification. We have considered the applicable current IRA tax law changes in our tax provision for the three months ended March 31, 2023, and continue to evaluate the impact of these tax law changes on future periods.

Segment Discussion
Construction Products

	Three Months Ended March 31,
	2023	2022	Percent
	($ in millions)		Change
Revenues:
Aggregates and specialty materials	$211.0	$187.9	12.3%
Construction site support	25.1	23.6	6.4
Total revenues	236.1	211.5	11.6

Operating costs:
Cost of revenues	182.9	169.9	7.7
Selling, general, and administrative expenses	26.3	26.0	1.2
Gain on disposition of property, plant, equipment, and other assets	(22.6)	(1.1)
Operating profit	$49.5	$16.7	196.4

Depreciation, depletion, and amortization(1)	$26.9	$24.6	9.3
(1) Depreciation, depletion, and amortization are components of operating profit.

Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022
•Revenues increased 11.6% primarily driven by strong pricing gains across our product lines in our aggregates and specialty materials businesses, partially offset by overall lower volumes. Revenues from our trench shoring business increased 6.4% driven by higher volumes and the acquisition of a small, Houston-based shoring, trench, and excavation products business in the quarter.
•Cost of revenues increased 7.7% primarily due to inflationary-related cost increases, including diesel, cement, and process fuels. As a percent of revenues, cost of revenues decreased to 77.5% in the current period compared to 80.3% in the prior period.
•Selling, general, and administrative costs were substantially unchanged. Selling, general, and administrative costs decreased as a percentage of revenues to 11.1% compared to 12.3% in the prior period.
•Operating profit increased significantly, partially due to the gain recognized on the disposition of depleted land. Excluding this gain, operating profit increased 72.4% driven by increased pricing, despite lower volumes.
•Depreciation, depletion, and amortization expense increased primarily due to recent acquisitions and organic growth investments.

Engineered Structures

	Three Months Ended March 31,
	2023	2022	Percent
	($ in millions)		Change
Revenues:
Utility, wind, and related structures	$207.7	$190.6	9.0%
Storage tanks	—	59.9	(100.0)
Total revenues	207.7	250.5	(17.1)

Operating costs:
Cost of revenues	168.4	204.2	(17.5)
Selling, general, and administrative expenses	15.8	18.1	(12.7)
Gain on sale of storage tank business	(6.4)	—
Gain on disposition of property, plant, equipment, and other assets	—	(0.1)
Operating profit	$29.9	$28.3	5.7

Depreciation and amortization(1)	$6.6	$8.0	(17.5)
(1) Depreciation and amortization are components of operating profit.
Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022
•Revenues decreased 17.1% due to the decline in revenue from our storage tanks business, which was sold in October 2022. Revenue from utility, wind, and related structures increased 9.0% primarily due to increased volumes in our utility structures business.
•Cost of revenues decreased 17.5% due to the elimination of costs from our storage tanks business. Cost of revenues from utility, wind, and related structures increased in line with the increase in revenue, partially offset by AMP tax credits recognized in our wind towers business.
•Selling, general, and administrative costs decreased due to the elimination of costs from our storage tanks business. Selling, general, and administrative costs from utility, wind, and related structures increased primarily due to increased compensation costs.
•The storage tanks business contributed $6.4 million in operating profit related to the additional gain on sale recorded in the first quarter compared to $10.3 million of operating profit in the prior year, resulting in a $3.9 million decrease year-over-year related to the divestiture. Excluding the impact from the divestiture in both periods, operating profit increased primarily due to higher volumes in our utility structures business and $3.2 million of net benefit recognized from AMP tax credits in our wind towers business.

•Operating profit increased due to the gain recognized on the sale of our storage tanks business. Excluding this gain, operating profit decreased due to the elimination of our storage tanks business, which contributed $10.3 million to operating profit in the prior year. Operating profit from utility, wind, and related structures increased due to higher revenues in our utility structures business and $3.2 million of net benefit recognized from AMP tax credits in our wind towers business.

Unsatisfied Performance Obligations (Backlog)
As of March 31, 2023, the backlog for utility, wind, and related structures was $1,531.4 million, compared to $671.3 million and $421.0 million as of December 31, 2022 and March 31, 2022, respectively. Approximately 29% of these unsatisfied performance obligations are expected to be delivered during the year ending December 31, 2023, approximately 22% during the year ended December 31, 2024, with the remainder expected to be delivered through 2028.

Transportation Products

	Three Months Ended March 31,
	2023	2022	Percent
	($ in millions)		Change
Revenues:
Inland barges	$68.1	$47.0	44.9%
Steel components	37.3	26.8	39.2
Total revenues	105.4	73.8	42.8

Operating costs:
Cost of revenues	89.3	65.6	36.1
Selling, general, and administrative expenses	6.0	5.5	9.1
Operating profit	$10.1	$2.7	274.1

Depreciation and amortization (1)	$4.0	$3.9	2.6
(1) Depreciation and amortization are components of operating profit.
Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022
•Revenues increased 42.8% driven by an increase in deliveries of inland barges and steel components.
•Cost of revenues increased 36.1% due to higher volumes of inland barges and steel components.
•Selling, general, and administrative costs increased 9.1% but decreased as a percentage of revenues to 5.7% compared to 7.5% in the prior period.
•Operating profit increased significantly, outpacing the increase in revenues, driven by improved operating leverage associated with the increased volumes and improved margins across both businesses.

Unsatisfied Performance Obligations (Backlog)
As of March 31, 2023, the backlog for inland barges was $279.0 million, compared to $225.1 million and $150.6 million as of December 31, 2022 and March 31, 2022, respectively. Approximately 68% of unsatisfied performance obligations for inland barges are expected to be delivered during the year ending December 31, 2023 with the remainder expected to be delivered in 2024.

Corporate

	Three Months Ended March 31,
	2023	2022	Percent
	(in millions)		Change
Corporate overhead costs	$14.4	$13.0	10.8%

Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022
•Corporate overhead costs increased 10.8% primarily due to increased compensation-related expenses. The increase was partially offset by lower acquisition and divestiture-related expenses of $0.6 million, compared to $0.9 million for the same period in 2022.

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
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	(in millions)
Total cash provided by (required by):
Operating activities	$27.3	$24.5
Investing activities	(34.1)	(5.3)
Financing activities	(4.4)	(3.5)
Net increase (decrease) in cash and cash equivalents	$(11.2)	$15.7
Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2023 was $27.3 million compared to $24.5 million for the three months ended March 31, 2022.
•The changes in current assets and liabilities resulted in a net use of cash of $55.4 million for the three months ended March 31, 2023 compared to a net use of cash of $38.1 million for the three months ended March 31, 2022. The current year activity was primarily driven by increased receivables and inventories due to increased volumes and higher steel prices, partially offset by increases in accounts payable and advanced billings.
Investing Activities. Net cash required by investing activities for the three months ended March 31, 2023 was $34.1 million compared to $5.3 million for the three months ended March 31, 2022.
•Capital expenditures for the three months ended March 31, 2023 were $44.4 million compared to $25.9 million for the same period last year. Full-year capital expenditures are expected to be approximately $185 to $210 million in 2023.
•Proceeds from the sale of property, plant, and equipment and other assets totaled $23.9 million for the three months ended March 31, 2023, compared to $20.6 million for the same period in 2022.
•Cash paid for acquisitions, net of cash acquired, was $15.6 million for the three months ended March 31, 2023 compared to no activity for the same period in 2022. Proceeds from the sale of the storage tanks business were $2.0 million during the three months ended March 31, 2023 and related to the resolution of certain contingencies from the sale that closed in October 2022. There was no divestiture activity for the three months ended March 31, 2022.
Financing Activities. Net cash required by financing activities during the three months ended March 31, 2023 was $4.4 million compared to net cash required by financing activities of $3.5 million for the same period in 2022.

Other Investing and Financing Activities
Revolving Credit Facility and Senior Notes
On January 2, 2020, the Company entered into an Amended and Restated Credit Agreement to increase the revolving credit facility to $500.0 million and added a term loan facility of $150.0 million, in each case with a maturity date of January 2, 2025. The entire term loan was advanced on January 2, 2020. As of March 31, 2023, the term loan had a remaining balance of $136.8 million.
As of March 31, 2023, we had no outstanding loans borrowed under the revolving credit facility and there were approximately $25.3 million of letters of credit issued, leaving $474.7 million available for borrowing. Of the outstanding letters of credit as of March 31, 2023, $24.5 million are expected to expire in 2023, with the remainder in 2024. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year.
The interest rates under the revolving credit facility and term loan are variable based on LIBOR or an alternate base rate plus a margin. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on Arcosa’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing ranges from 1.25% to 2.00% and was set at LIBOR plus 1.50% as of March 31, 2023. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.25% as of March 31, 2023.
The Company's revolving credit and term loan facilities require the maintenance of certain ratios related to leverage and interest coverage. As of March 31, 2023, we were in compliance with all such financial covenants. Borrowings under the credit agreement are guaranteed by certain wholly-owned subsidiaries of the Company.
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
Dividends and Repurchase Program
In March 2023, the Company declared a quarterly cash dividend of $0.05 per share that was paid on April 28, 2023.
In December 2022, the Company’s Board of Directors authorized a new $50 million share repurchase program effective January 1, 2023 through December 31, 2024 to replace a program of the same amount that expired on December 31, 2022. For the three months ended March 31, 2023, the Company did not repurchase any shares, leaving the full amount of the $50.0 million authorization available as of March 31, 2023. See Note 1 of the Notes to the Consolidated Financial Statements.
Derivative Instruments
In December 2018, the Company entered into an interest rate swap instrument, effective as of January 2, 2019 and expiring in October 2023, to reduce the effect of changes in the variable interest rates associated with borrowings under the Amended and Restated Credit Agreement. The instrument carried an initial notional amount of $100.0 million, thereby hedging the first $100.0 million of borrowings. The instrument effectively fixes the LIBOR component of the borrowings at a monthly rate of 2.71%. As of March 31, 2023, the Company has recorded an asset of $1.5 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive income. See Note 3 and Note 7 of the Notes to the Consolidated Financial Statements.

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
•if the Company does not realize some or all of the benefits expected from certain provisions of the IRA, including the AMP tax credits for wind towers, which remain subject to the issuance of additional guidance and clarification;

•if the distribution of shares of Arcosa resulting from the separation of Arcosa from Trinity Industries, Inc. in November 2018 (the “Separation”), together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, the Company's stockholders at the time of the distribution and the Company could be subject to significant tax liability; and
•if the Separation does not comply with state fraudulent conveyance laws and legal dividend requirements.

Any forward-looking statement speaks only as of the date on which such statement is made. Arcosa undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. For a discussion of risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see Item 1A, “Risk Factors” in our 2022 Annual Report on Form 10-K and future Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2022 as set forth in our 2022 Annual Report on Form 10-K. See Note 9 of the Notes to Consolidated Financial Statements for the impact of foreign exchange rate fluctuations for the three months ended March 31, 2023.

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

PART II

Item 1. Legal Proceedings
See Note 15 of the Consolidated Financial Statements regarding legal proceedings.

Item 1A. Risk Factors
There have been no material changes in the Company's risk factors from those set forth in our 2022 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended March 31, 2023:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2023 through January 31, 2023	750	$57.55	—	$50,000,000
February 1, 2023 through February 28, 2023	613	$58.11	—	$50,000,000
March 1, 2023 through March 31, 2023	—	$—	—	$50,000,000
Total	1,363	$57.80	—	$50,000,000
(1)     These columns include the following transactions during the three months ended March 31, 2023: (i) the surrender to the Company of 1,363 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of no shares of common stock on the open market as part of the stock repurchase program.
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

Item 5. Other Information
None.

Item 6. Exhibits

NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation of Arcosa, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 filed on October 31, 2018, File No. 333-228098).
3.2	Amended and Restated Bylaws of Arcosa, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q, for the quarter-ended March 31, 2020, File No. 001-38494).
4.1	Third Supplemental Indenture dated as of October 3, 2022 among Arcosa, Inc. and Computershare Trust Company N.A. (filed herewith).
4.2	Fourth Supplemental Indenture dated as of January 4, 2023 among the Guaranteeing Subsidiary named therein, Arcosa, Inc., and Computershare Trust Company N.A. (filed herewith).
10.1	Form of Performance-Based Restricted Stock Unit Grant Agreement (filed herewith)
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
95	Mine Safety Disclosure Exhibit (filed herewith).
101.INS	Inline XBRL Instance Document (filed electronically herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arcosa, Inc.
(Registrant)

April 28, 2023	By:	/s/ Gail M. Peck
Gail M. Peck
Chief Financial Officer