Form 10-Q
period 2023-09-30
Arcosa, Inc.
filed 2023-11-02
CIK 1739445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At October 13, 2023, the number of shares of common stock outstanding was 48,759,966.

ARCOSA, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Arcosa, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
Revenues	$591.7	$603.9	$1,725.7	$1,742.5
Operating costs:
Cost of revenues	484.6	488.8	1,388.9	1,411.4
Selling, general, and administrative expenses	61.3	67.8	194.5	196.7
Gain on disposition of property, plant, equipment, and other assets	(2.6)	(1.7)	(25.8)	(6.5)
Gain on sale of storage tanks business	—	—	(6.4)	—
	543.3	554.9	1,551.2	1,601.6
Total operating profit	48.4	49.0	174.5	140.9

Interest expense	6.7	8.6	20.9	23.5
Other, net (income) expense	(1.3)	(0.2)	(5.8)	1.1
Income before income taxes	43.0	40.6	159.4	116.3

Provision for income taxes	7.5	8.6	27.3	25.1

Net income	$35.5	$32.0	$132.1	$91.2

Net income per common share:
Basic	$0.73	$0.66	$2.71	$1.88
Diluted	$0.72	$0.66	$2.70	$1.87
Weighted average number of shares outstanding:
Basic	48.7	48.3	48.5	48.2
Diluted	48.8	48.5	48.7	48.5
Dividends declared per common share	$0.05	$0.05	$0.15	$0.15

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
Net income	$35.5	$32.0	$132.1	$91.2
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.0, $0.3, $0.1, and $0.9	—	0.9	0.2	3.2
Reclassification adjustments for (gains) losses included in net income, net of tax expense (benefit) of $0.2, ($0.1), $0.4, and ($0.3)	(0.6)	0.1	(1.4)	0.9
Currency translation adjustment:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.0, ($0.2), $0.0, and ($0.2)	(0.1)	(0.5)	0.1	(0.6)
	(0.7)	0.5	(1.1)	3.5
Comprehensive income	$34.8	$32.5	$131.0	$94.7

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(unaudited)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$155.3	$160.4
Receivables, net of allowance	389.6	334.2
Inventories:
Raw materials and supplies	173.3	126.3
Work in process	54.1	59.2
Finished goods	133.8	130.3
	361.2	315.8
Other	45.4	46.4
Total current assets	951.5	856.8

Property, plant, and equipment, net	1,254.6	1,199.6
Goodwill	966.6	958.5
Intangibles, net	247.0	256.1
Deferred income taxes	9.8	9.6
Other assets	60.1	60.0
	$3,489.6	$3,340.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$244.8	$190.7
Accrued liabilities	121.7	121.8
Advance billings	31.8	40.5
Current portion of long-term debt	6.8	14.7
Total current liabilities	405.1	367.7

Debt	503.4	535.9
Deferred income taxes	193.3	175.6
Other liabilities	72.5	77.0
	1,174.3	1,156.2
Stockholders’ equity:
Common stock – 200.0 shares authorized	0.5	0.5
Capital in excess of par value	1,691.5	1,684.1
Retained earnings	640.3	515.5
Accumulated other comprehensive loss	(16.8)	(15.7)
Treasury stock	(0.2)	—
	2,315.3	2,184.4
	$3,489.6	$3,340.6
See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2023	2022

	(in millions)
Operating activities:
Net income	$132.1	$91.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	118.8	116.9
Stock-based compensation expense	18.3	15.5
Provision for deferred income taxes	14.0	19.7
Gains on disposition of property, plant, equipment, and other assets	(25.8)	(6.5)
Gain on sale of storage tanks business	(6.4)	—
(Increase) decrease in other assets	(3.5)	2.3
Increase (decrease) in other liabilities	(6.2)	(18.7)
Other	1.3	(3.6)
Changes in current assets and liabilities:
(Increase) decrease in receivables	(34.6)	(52.0)
(Increase) decrease in inventories	(40.4)	(39.1)
(Increase) decrease in other current assets	1.0	(3.0)
Increase (decrease) in accounts payable	49.5	57.9
Increase (decrease) in advance billings	(4.1)	(2.6)
Increase (decrease) in accrued liabilities	(15.2)	4.6
Net cash provided by operating activities	198.8	182.6

Investing activities:
Proceeds from disposition of property, plant, equipment, and other assets	30.1	31.5
Proceeds from sale of storage tanks business	2.0	—
Capital expenditures	(144.8)	(85.9)
Acquisitions, net of cash acquired	(18.8)	(75.1)
Net cash required by investing activities	(131.5)	(129.5)

Financing activities:
Payments to retire debt	(142.0)	(59.8)
Proceeds from issuance of debt	100.0	80.0
Shares repurchased	—	(15.0)
Dividends paid to common stockholders	(7.3)	(7.4)
Purchase of shares to satisfy employee tax on vested stock	(11.1)	(9.8)
Holdback payment from acquisition	(10.0)	—
Debt issuance costs	(2.0)	—
Net cash required by financing activities	(72.4)	(12.0)
Net increase (decrease) in cash and cash equivalents	(5.1)	41.1
Cash and cash equivalents at beginning of period	160.4	72.9
Cash and cash equivalents at end of period	$155.3	$114.0

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at June 30, 2022	48.9	$0.5	$1,703.1	$333.7	$(16.3)	(0.5)	$(25.0)	$1,996.0
Net income	—	—	—	32.0	—	—	—	32.0
Other comprehensive income	—	—	—	—	0.5	—	—	0.5
Cash dividends on common stock	—	—	—	(2.4)	—	—	—	(2.4)
Restricted shares, net	—	—	5.5	—	—	—	(0.3)	5.2
Balances at September 30, 2022	48.9	$0.5	$1,708.6	$363.3	$(15.8)	(0.5)	$(25.3)	$2,031.3

Balances at June 30, 2023	48.8	$0.5	$1,685.6	$607.3	$(16.1)	—	$—	$2,277.3
Net income	—	—	—	35.5	—	—	—	35.5
Other comprehensive income	—	—	—	—	(0.7)	—	—	(0.7)
Cash dividends on common stock	—	—	—	(2.5)	—	—	—	(2.5)
Restricted shares, net	—	—	5.9	—	—	—	(0.2)	5.7
Balances at September 30, 2023	48.8	$0.5	$1,691.5	$640.3	$(16.8)	—	$(0.2)	$2,315.3

Balances at December 31, 2021	48.3	$0.5	$1,692.6	$279.5	$(19.3)	—	$—	$1,953.3
Net income	—	—	—	91.2	—	—	—	91.2
Other comprehensive income	—	—	—	—	3.5	—	—	3.5
Cash dividends on common stock	—	—	—	(7.4)	—	—	—	(7.4)
Restricted shares, net	0.6	—	16.0	—	—	(0.2)	(10.3)	5.7
Shares repurchased	—	—	—	—	—	(0.3)	(15.0)	(15.0)
Balances at September 30, 2022	48.9	$0.5	$1,708.6	$363.3	$(15.8)	(0.5)	$(25.3)	$2,031.3

Balances at December 31, 2022	48.4	$0.5	$1,684.1	$515.5	$(15.7)	—	$—	$2,184.4
Net income	—	—	—	132.1	—	—	—	132.1
Other comprehensive income	—	—	—	—	(1.1)	—	—	(1.1)
Cash dividends on common stock	—	—	—	(7.3)	—	—	—	(7.3)
Restricted shares, net	0.5	—	19.0	—	—	(0.1)	(11.8)	7.2
Retirement of treasury stock	(0.1)	—	(11.6)	—	—	0.1	11.6	—
Balances at September 30, 2023	48.8	$0.5	$1,691.5	$640.3	$(16.8)	—	$(0.2)	$2,315.3

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
The accompanying Consolidated Financial Statements are unaudited and have been prepared from the books and records of Arcosa, Inc. and its consolidated subsidiaries. All normal and recurring adjustments necessary for a fair presentation of the financial position of the Company and the results of operations, comprehensive income/loss, and cash flows have been made in conformity with accounting principles generally accepted in the U.S. (“GAAP”). All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, the financial condition and results of operations for the three and nine months ended September 30, 2023 may not be indicative of Arcosa's expected business, financial condition, and results of operations for the year ending December 31, 2023.
These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited Consolidated Financial Statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2022.
Stockholders' Equity
In December 2022, the Company’s Board of Directors (the “Board of Directors”) authorized a new $50.0 million share repurchase program effective January 1, 2023 through December 31, 2024 to replace a program of the same amount that expired on December 31, 2022. For the three and nine months ended September 30, 2023, the Company did not repurchase any shares, leaving the full amount of the $50.0 million authorization available as of September 30, 2023.
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
Engineered Structures
Within the Engineered Structures segment, revenue is recognized for our wind tower and certain utility structure businesses over time as the products are manufactured using an input approach based on the costs incurred relative to the total estimated costs of production. We recognize revenue over time for these products as they are highly customized to the needs of an individual customer resulting in no alternative use to the Company if not purchased by the customer after the contract is executed. In addition, we have the right to bill the customer for our work performed to date plus at least a reasonable profit margin for work performed. As of September 30, 2023, we had a contract asset of $58.9 million related to these contracts, compared to $77.5 million as of December 31, 2022, which is included in receivables, net of allowance, within the Consolidated Balance Sheets. The decrease in the contract asset is attributed to timing of deliveries of finished structures to customers during the period. For all other products, revenue is recognized when the customer has accepted the product and legal title of the product has passed to the customer.
Transportation Products
The Transportation Products segment recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.

Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of September 30, 2023 and the percentage of the outstanding performance obligations as of September 30, 2023 expected to be delivered during the remainder of 2023:

	Unsatisfied performance obligations as of September 30, 2023
	Total Amount	Percent expected to be delivered in 2023
	(in millions)
Engineered Structures:
Utility, wind, and related structures	$1,450.8	15%

Transportation Products:
Inland barges	$240.4	26%
Of the remaining unsatisfied performance obligations for utility, wind, and related structures, 33% are expected to be delivered during 2024 with the remainder expected to be delivered through 2028. All of the remaining unsatisfied performance obligations for inland barges are expected to be delivered during 2024.
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
Financial Instruments
The Company considers all highly liquid debt instruments to be cash and cash equivalents if purchased with a maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and receivables. The Company places its cash investments in bank deposits and highly-rated money market funds, and its investment policy limits the amount of credit exposure to any one commercial issuer. We seek to limit concentrations of credit risk with respect to receivables with control procedures that monitor the credit worthiness of customers, together with the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected credit losses. Receivable balances determined to be uncollectible are charged against the allowance. To accelerate the conversion to cash, the Company may sell a portion of its trade receivables to third parties. The Company has no recourse to these receivables once they are sold but may have continuing involvement related to servicing and collection activities. The impact of these transactions in the Company's Consolidated Statements of Operations for the three and nine months ended September 30, 2023 was not significant. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.

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

Note 2. Acquisitions and Divestitures
2023 Acquisitions
In October 2023, we completed the acquisition of certain assets and liabilities of a Florida based recycled aggregates business and a Phoenix, Arizona based recycled aggregates business, both of which will be included in our Construction Products segment. The purchase prices of these acquisitions were not significant.
In September 2023, we completed the acquisition of certain assets and liabilities of a Houston, Texas based stabilized sand producer in our Construction Products segment. The purchase price of the acquisition was not significant.
In February 2023, we completed the acquisition of certain assets and liabilities of a Phoenix, Arizona based recycled aggregates business in our Construction Products segment. In March 2023, we completed the stock acquisition of a Houston, Texas based shoring, trench, and excavation products business in our Construction Products segment. The purchase prices of these acquisitions were not significant.
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

Divestitures
There were no divestitures closed during the three and nine months ended September 30, 2023 and 2022.
In October 2022, the Company completed the sale of its storage tank business for $275 million. Net cash proceeds received at closing were approximately $271.6 million, after transaction closing costs. The sale resulted in a pre-tax gain of $189.0 million recognized during the year ended December 31, 2022. An additional gain of $6.4 million was recognized during the nine months ended September 30, 2023, primarily due to the resolution of certain contingencies from the sale. The storage tanks business, historically reported within the Engineered Structures segment as continuing operations until the date of sale, is a leading manufacturer of steel pressure tanks for the storage and transportation of propane, ammonia, and other gases serving the residential, commercial, energy, and agricultural markets with operations in the U.S. and Mexico. Revenues for the storage tanks business were $65.8 million and $187.6 million, respectively, for the three and nine months ended September 30, 2022. Operating profit for the storage tanks business was $16.6 million and $40.8 million, respectively, for the three and nine months ended September 30, 2022.
Other
In June 2023, the Company settled a $15.0 million holdback obligation from the 2021 acquisition of Southwest Rock Products, LLC upon the extension of a certain mineral reserve lease. Based on final negotiations with the seller, the holdback was settled for $10.0 million and paid in June 2023. The $5.0 million difference between the settlement amount and the amount accrued at the time of acquisition was recorded as a reduction in cost of revenues in the Consolidated Statement of Operations.

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of September 30, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets:
Cash equivalents	$40.0	$—	$—	$40.0
Interest rate hedge(1)	—	0.5	—	0.5
Total assets	$40.0	$0.5	$—	$40.5

Liabilities:
Contingent consideration(2)	$—	$—	$2.5	$2.5
Total liabilities	$—	$—	$2.5	$2.5

	Fair Value Measurement as of December 31, 2022
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets:
Cash equivalents	$134.0	$—	$—	$134.0
Interest rate hedge(1)	—	1.8	—	1.8
Total assets	$134.0	$1.8	$—	$135.8

Liabilities:
Contingent consideration(2)	$—	$—	$2.4	$2.4
Total liabilities	$—	$—	$2.4	$2.4

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
Engineered Structures. The Engineered Structures segment primarily manufactures and sells steel structures for infrastructure businesses, including utility structures for electricity transmission and distribution, structural wind towers, traffic structures, and telecommunication structures. These products share similar manufacturing competencies and steel sourcing requirements and can be manufactured across our North American footprint. The segment also manufactures concrete utility structures. Historically, the segment manufactured storage and distribution tanks. In October 2022, the Company completed the divestiture of its storage tanks business. See Note 2 Acquisitions and Divestitures.
Transportation Products. The Transportation Products segment primarily manufactures and sells inland barges, fiberglass barge covers, winches, marine hardware, and steel components for railcars and other transportation and industrial equipment.
The financial information for these segments is shown in the tables below. We operate principally in North America.

	Three Months Ended September 30,
	Revenues		Operating Profit (Loss)
	2023	2022	2023	2022

	(in millions)
Aggregates and specialty materials	$227.8	$216.8
Construction site support	34.3	27.4
Construction Products	262.1	244.2	$30.3	$27.6

Utility, wind, and related structures	222.5	211.2
Storage tanks	—	65.8
Engineered Structures	222.5	277.0	18.7	37.1

Inland barges	67.3	50.9
Steel components	39.8	31.8
Transportation Products	107.1	82.7	14.1	1.0

Segment Totals	591.7	603.9	63.1	65.7
Corporate	—	—	(14.7)	(16.7)
Consolidated Total	$591.7	$603.9	$48.4	$49.0

	Nine Months Ended September 30,
	Revenues		Operating Profit (Loss)
	2023	2022	2023	2022

	(in millions)
Aggregates and specialty materials	$665.9	$620.9
Construction site support	97.1	80.7
Construction Products	763.0	701.6	$114.2	$72.4

Utility, wind, and related structures	637.2	608.5
Storage tanks	—	187.6
Engineered Structures	637.2	796.1	70.3	106.9

Inland barges	207.9	151.7
Steel components	117.6	93.1
Transportation Products	325.5	244.8	35.8	7.2

Segment Totals	1,725.7	1,742.5	220.3	186.5
Corporate	—	—	(45.8)	(45.6)
Consolidated Total	$1,725.7	$1,742.5	$174.5	$140.9

Note 5. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
	(in millions)
Land	$140.1	$138.7
Mineral reserves	517.3	506.3
Buildings and improvements	327.4	308.3
Machinery and other	1,052.1	973.9
Construction in progress	118.9	83.7
	2,155.8	2,010.9
Less accumulated depreciation and depletion	(901.2)	(811.3)
	$1,254.6	$1,199.6

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill by segment is as follows:

	September 30, 2023	December 31, 2022
	(in millions)
Construction Products	$492.0	$483.9
Engineered Structures	437.6	437.6
Transportation Products	37.0	37.0
	$966.6	$958.5
The increase in Construction Products goodwill during the nine months ended September 30, 2023 was primarily due to acquisitions completed during the period and final measurement period adjustments from the acquisition of RAMCO. See Note 2 Acquisitions and Divestitures.
Intangible Assets
Intangibles, net consisted of the following:

	September 30, 2023	December 31, 2022
	(in millions)
Intangibles with indefinite lives - Trademarks	$34.9	$34.1

Intangibles with definite lives:
Customer relationships	138.7	136.9
Permits	141.8	141.7
Other	2.7	2.7
	283.2	281.3
Less accumulated amortization	(71.1)	(59.3)
	212.1	222.0
Intangible assets, net	$247.0	$256.1

Note 7. Debt
The following table summarizes the components of debt as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(in millions)
Revolving credit facility	$100.0	$—
Term loan	—	136.8
Senior notes	400.0	400.0
Finance leases (see Note 8 Leases)	14.8	19.1
	514.8	555.9
Less: unamortized debt issuance costs	(4.6)	(5.3)
Total debt	$510.2	$550.6
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
On August 23, 2023, the Company entered into a Second Amended and Restated Credit Agreement to increase the revolving credit facility from $500.0 million to $600.0 million, extend the maturity date from January 2, 2025 to August 23, 2028, and refinance and repay in full the remaining balance of the term loan then outstanding under the Amended and Restated Credit Agreement.
As of September 30, 2023, we had $100.0 million of outstanding loans borrowed under the revolving credit facility that were advanced to repay the term loan during the quarter, and there were approximately $22.0 million of letters of credit issued, leaving $478.0 million available. Of the outstanding letters of credit as of September 30, 2023, all are expected to expire in 2024. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year.
The interest rates under the revolving credit facility are variable based on the daily simple or term Secured Overnight Financing Rate ("SOFR"), plus a 10-basis point credit spread adjustment, or an alternate base rate, in each case plus a margin for borrowing. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on the Company’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing based on SOFR ranges from 1.25% to 2.00% and was set at 1.50% as of September 30, 2023. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.25% at September 30, 2023.
The Company's revolving credit facility requires the maintenance of certain ratios related to leverage and interest coverage. As of September 30, 2023, we were in compliance with all such financial covenants. Borrowings under the credit agreement are guaranteed by certain wholly-owned subsidiaries of the Company.
The carrying value of borrowings under our revolving credit approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input). See Note 3 Fair Value Accounting.
During the three months ended September 30, 2023, the Company capitalized $2.0 million of debt issuance costs associated with the amendment and extension of the revolving credit facility. As of September 30, 2023, the Company had $2.5 million of unamortized debt issuance costs related to the revolving credit facility, which are included in other assets on the Consolidated Balance Sheet.

Senior Notes
On April 6, 2021, the Company issued $400.0 million aggregate principal amount of 4.375% senior notes (the “Notes”) that mature in April 2029. Interest on the Notes is payable semiannually in April and October. The Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by each of the Company’s domestic subsidiaries that is a guarantor under our revolving credit facility. The terms of the indenture governing the Notes, among other things, limit the ability of the Company and each of its subsidiaries to create liens on assets, enter into sale and leaseback transactions, and consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries. The terms of the indenture also limit the ability of the Company’s non-guarantor subsidiaries to incur certain types of debt.
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
The estimated fair value of the Notes as of September 30, 2023 was $350.5 million based on a quoted market price in a market with little activity (Level 2 input).
In connection with the issuance of the Notes, the Company paid $6.6 million of debt issuance costs.
The remaining principal payments under existing debt agreements as of September 30, 2023 are as follows:

	2023	2024	2025	2026	2027	Thereafter

	(in millions)
Revolving credit facility	$—	$—	$—	$—	$—	$100.0
Senior notes	—	—	—	—	—	400.0
Interest rate hedges
In December 2018, the Company entered into a $100.0 million interest rate swap instrument, effective as of January 2, 2019, to reduce the effect of changes in the variable interest rates associated with the first $100.0 million of borrowings under the Company's committed credit facility. In conjunction with the replacement of LIBOR with SOFR as a benchmark for borrowings under the Amended and Restated Credit Agreement, on July 1, 2023 the swap instrument transitioned from LIBOR to SOFR. The instrument effectively fixed the SOFR component of borrowings under the revolving credit facility at a monthly rate of 2.71% until such instrument's termination. As of September 30, 2023, the Company has recorded an asset of $0.5 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive loss. The interest rate swap instrument expired in October 2023. See Note 3 Fair Value Accounting.

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

Future minimum lease payments for operating and finance lease obligations as of September 30, 2023 consisted of the following:

	Operating Leases	Finance Leases
	(in millions)
2023 (remaining)	$2.4	$1.8
2024	9.0	7.1
2025	8.0	5.0
2026	6.1	1.3
2027	4.0	0.2
Thereafter	11.6	—
Total undiscounted future minimum lease obligations	41.1	15.4
Less imputed interest	(3.1)	(0.6)
Present value of net minimum lease obligations	$38.0	$14.8
The following table summarizes our operating and finance leases and their classification within the Consolidated Balance Sheet.

	September 30, 2023	December 31, 2022

	(in millions)
Assets
Operating - Other assets	$35.9	$33.9
Finance - Property, plant, and equipment, net	17.7	22.4
Total lease assets	53.6	56.3

Liabilities
Current
Operating - Accrued liabilities	8.2	6.7
Finance - Current portion of long-term debt	6.8	6.3
Non-current
Operating - Other liabilities	29.8	29.9
Finance - Debt	8.0	12.8
Total lease liabilities	$52.8	$55.7

Note 9. Other, Net
Other, net (income) expense consists of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Interest income	$(1.7)	$—	$(4.3)	$(0.1)
Foreign currency exchange transactions	0.4	—	(1.3)	1.5
Other	—	(0.2)	(0.2)	(0.3)
Other, net (income) expense	$(1.3)	$(0.2)	$(5.8)	$1.1

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
On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was enacted to reduce inflation and promote clean energy in the United States. Among other things, the IRA introduces a 15% alternative minimum tax for corporations with a three-year taxable year average annual adjusted financial statement income in excess of $1 billion and imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The Company has evaluated these new provisions and has concluded there is no impact for the three and nine months ended September 30, 2023.
The IRA also provides for certain manufacturing, production, and investment tax credit incentives, including new Advanced Manufacturing Production ("AMP") tax credits for companies that domestically manufacture and sell clean energy equipment, including wind towers. For the three and nine months ended September 30, 2023, the Company has recognized $7.6 million and $19.7 million, respectively, in AMP tax credits for wind towers produced and sold in 2023 which are included as a reduction to cost of revenues on the Consolidated Statement of Operations due to the refundable nature of the credits. The credits are included in Receivables, net of allowance, on the Consolidated Balance Sheet.
Certain provisions of the IRA, including the AMP tax credits for wind towers, remain subject to the issuance of additional guidance and clarification. We have considered the applicable current laws and regulations in our tax provision for the three and nine months ended September 30, 2023, and continue to evaluate the impact of these tax law changes on future periods.
Our effective tax rates of 17.4% and 17.1% for the three and nine months ended September 30, 2023, respectively, differed from the U.S. federal statutory rate of 21.0% due to AMP tax credits, tax effects of foreign currency translations, compensation-related items, state income taxes, and statutory depletion deductions. For the three and nine months ended September 30, 2022, the effective tax rates of 21.2% and 21.6%, respectively, differed from the U.S. federal statutory rate of 21.0% due to state income taxes, compensation-related items, and foreign disallowed deductions, offset by benefits from statutory depletion deductions.

Note 11. Employee Retirement Plans
Total employee retirement plan expense, which includes related administrative expenses, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Defined contribution plans	$3.9	$3.4	$11.6	$10.2
Multiemployer plan	0.4	0.4	1.2	1.2
	$4.3	$3.8	$12.8	$11.4
The Company contributes to a multiemployer defined benefit plan under the terms of a collective-bargaining agreement that covers certain union-represented employees at one of the facilities of Meyer Utility Structures, a subsidiary of Arcosa. The Company contributed $0.4 million and $1.1 million to the multiemployer plan for the three and nine months ended September 30, 2023, respectively. The Company contributed $0.4 million and $1.2 million to the multiemployer plan for the three and nine months ended September 30, 2022, respectively. Total contributions to the multiemployer plan for 2023 are expected to be approximately $1.5 million.

Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the nine months ended September 30, 2023 and 2022 are as follows:

	Currency translation adjustments	Unrealized gain (loss) on derivative financial instruments	Accumulated other comprehensive loss

	(in millions)
Balances at December 31, 2021	$(16.3)	$(3.0)	$(19.3)
Other comprehensive income (loss), net of tax, before reclassifications	(0.6)	3.2	2.6
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, ($0.3), and ($0.3)	—	0.9	0.9
Other comprehensive income (loss)	(0.6)	4.1	3.5
Balances at September 30, 2022	$(16.9)	$1.1	$(15.8)

Balances at December 31, 2022	$(17.0)	$1.3	$(15.7)
Other comprehensive income (loss), net of tax, before reclassifications	0.1	0.2	0.3
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, $0.4, and $0.4	—	(1.4)	(1.4)
Other comprehensive income (loss)	0.1	(1.2)	(1.1)
Balances at September 30, 2023	$(16.9)	$0.1	$(16.8)

Note 13. Stock-Based Compensation
Stock-based compensation totaled approximately $5.7 million and $18.3 million for the three and nine months ended September 30, 2023, respectively. Stock-based compensation totaled approximately $5.4 million and $15.5 million for the three and nine months ended September 30, 2022, respectively.

Note 14. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income remaining after allocation to participating unvested restricted shares, which includes unvested restricted shares of Arcosa stock held by employees of our former parent, Trinity Industries, Inc., by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted earnings per common share includes the weighted average net impact of nonparticipating unvested restricted shares. Total weighted average restricted shares were 1.1 million and 1.3 million for the three and nine months ended September 30, 2023, respectively. Total weighted average restricted shares were 1.4 million and 1.5 million for the three and nine months ended September 30, 2022, respectively.
The computation of basic and diluted earnings per share follows.

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS

	(in millions, except per share amounts)
Net income	$35.5			$32.0
Unvested restricted share participation	(0.1)			(0.1)
Net income per common share – basic	35.4	48.7	$0.73	31.9	48.3	$0.66
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.1		—	0.2
Net income per common share – diluted	$35.4	48.8	$0.72	$31.9	48.5	$0.66

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS

	(in millions, except per share amounts)
Net income	$132.1			$91.2
Unvested restricted share participation	(0.5)			(0.4)
Net income per common share – basic	131.6	48.5	$2.71	90.8	48.2	$1.88
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.2		—	0.3
Net income per common share – diluted	$131.6	48.7	$2.70	$90.8	48.5	$1.87

Note 15. Contingencies
The Company is involved in claims and lawsuits incidental to our business arising from various matters including commercial disputes, alleged product defect and/or warranty claims, intellectual property matters, personal injury claims, environmental issues, employment and/or workplace-related matters, and various governmental regulations. At September 30, 2023, the reasonably possible loss for such matters, taking into consideration our rights in indemnity and recourse to third parties is approximately $1.1 million.
The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when probable losses can be reasonably estimated. At September 30, 2023, the Company accrued $1.5 million in liabilities for these contingencies, which are recorded in accrued liabilities in the accompanying Consolidated Balance Sheet. The Company believes any additional liability from such claims and suits would not be material to its financial position or results of operations.
Arcosa is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment. Included in the balance above, the Company has reserved $0.4 million of liabilities, as of September 30, 2023, related to which it has also recorded a $0.4 million indemnification asset from third parties, to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters.

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

Company Overview
Arcosa, headquartered in Dallas, Texas, is a provider of infrastructure-related products and solutions with leading positions in construction, engineered structures, and transportation markets in North America. Arcosa is a Delaware corporation and was incorporated in 2018 as an independent, publicly-traded company, listed on the New York Stock Exchange.
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

•Within our Engineered Structures segment, our backlog as of September 30, 2023 provides good production visibility for the remainder of 2023. Our customers remain committed to taking delivery of these orders. In utility structures, order and inquiry activity continues to be healthy, as customers remain focused on grid hardening and reliability initiatives. The passage of the Inflation Reduction Act ("IRA") on August 16, 2022, which included a long-term extension of the Production Tax Credit (“PTC”) for new wind farm projects and introduced new Advanced Manufacturing Production ("AMP") tax credits for companies that domestically manufacture and sell clean energy equipment in the U.S., is a significant catalyst for our wind towers business. As demonstrated by more than $1.1 billion of new orders for delivery through 2028, which we have received since the passage of the IRA, our wind tower business is at the beginning stages of a market recovery. A large portion of these orders will support wind energy expansion projects in the Southwest. As a result, we plan to open a new plant in New Mexico, with production at this facility expected to begin in mid-2024. We anticipate 2023 will be a transition year as new wind projects ramp up and expect a multi-year rebound in volumes beginning in 2024.
•Within our Transportation Products segment, our backlog for inland barges as of September 30, 2023 was $240.4 million, up 87.0% compared to September 30, 2022. Our customers remain committed to taking delivery of these orders. Barge order levels fell sharply at the onset of the pandemic and ensuing high steel prices further negatively impacted demand. In 2022, we reduced capacity in our two active barge operating plants and completed the idling of our Louisiana facility in the fourth quarter of 2021 to further reduce our cost structure. While high steel prices have impacted order levels, the underlying fundamentals for a dry barge replacement cycle remain in place. The fleet continues to age, new builds have not kept pace with scrapping, and utilization rates are high. As a result, order inquiries have been strong, and our backlog extends into mid-2024. Demand for steel components, which was softening pre-COVID-19 due to a weakening North American rail transportation market, is increasing relative to 2020 and 2021 cyclical lows as the near-term outlook for the new railcar market indicates a stable level of replacement demand.

Executive Overview
Financial Operations and Highlights
•Revenues for the three and nine months ended September 30, 2023 decreased by 2.0% and 1.0% to $591.7 million and $1,725.7 million, respectively, from the same periods in 2022, as higher revenues in Construction Products and Transportation Products were offset by lower revenues in Engineered Structures resulting from the divestiture of the storage tanks business on October 3, 2022.
•Operating profit for the three months ended September 30, 2023 was relatively flat at $48.4 million as higher operating profit in Construction Products and Transportation Products was offset by lower operating profit in Engineered Structures primarily due to the storage tanks divestiture. For the nine months ended September 30, 2023, operating profit increased by $33.6 million to $174.5 million driven by increases in Construction Products and Transportation Products, partially supported by $22.6 million of asset sale gains recognized in Construction Products in the first quarter of 2023, which more than offset a $36.6 million decrease in operating profit in Engineered Structures largely due to the storage tanks divestiture.
•As a percentage of revenues, selling, general, and administrative expenses were 10.4% and 11.3% for the three and nine months ended September 30, 2023, respectively, compared to 11.2% and 11.3% for the same periods in 2022, respectively. Selling, general, and administrative expenses decreased by 9.6% and 1.1% for the three and nine months ended September 30, 2023, compared to the same periods in the prior year, largely due to the elimination of costs from the storage tanks business.
•The effective tax rate for the three and nine months ended September 30, 2023 was 17.4% and 17.1%, respectively, compared to 21.2% and 21.6%, respectively, for the same periods in 2022. See Note 10 of the Notes to Consolidated Financial Statements.
•Net income for the three and nine months ended September 30, 2023 was $35.5 million and $132.1 million, respectively, compared to $32.0 million and $91.2 million, respectively, for the same periods in 2022.
Our Engineered Structures and Transportation Products segments operate in cyclical industries. Additionally, results in our Construction Products segment are affected by weather and seasonal fluctuations with the second and third quarters historically being the quarters with the highest revenues.

Unsatisfied Performance Obligations (Backlog)
As of September 30, 2023, December 31, 2022, and September 30, 2022, our unsatisfied performance obligations, or backlog, were as follows:

	September 30, 2023	December 31, 2022	September 30, 2022

	(in millions)
Engineered Structures:
Utility, wind, and related structures	$1,450.8	$671.3	$370.4

Transportation Products:
Inland barges	$240.4	$225.1	$128.9
Approximately 15% of the unsatisfied performance obligations for utility, wind, and related structures in our Engineered Structures segment are expected to be delivered during the fourth quarter of 2023, 33% are expected to be delivered during 2024 and the remainder are expected to be delivered through 2028. Approximately 26% of the unsatisfied performance obligations for inland barges in our Transportation Products segment are expected to be delivered during the fourth quarter of 2023 and the remainder are expected to be delivered during 2024.

Results of Operations
Overall Summary
Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Percent Change	2023	2022	Percent Change
	(in millions)			(in millions)
Construction Products	$262.1	$244.2	7.3%	$763.0	$701.6	8.8%
Engineered Structures	222.5	277.0	(19.7)	637.2	796.1	(20.0)
Transportation Products	107.1	82.7	29.5	325.5	244.8	33.0
Consolidated Total	$591.7	$603.9	(2.0)	$1,725.7	$1,742.5	(1.0)
2023 versus 2022
•Revenues decreased by 2.0% and 1.0% during the three and nine months ended September 30, 2023, respectively, primarily due to the divestiture of the storage tanks business.
•Revenues from Construction Products increased primarily due to higher pricing across most of our aggregates and specialty material businesses and additional revenues from our recent trench shoring acquisition.
•Revenues from Engineered Structures decreased due to the sale of our storage tanks business.
•Revenues from Transportation Products increased due to higher volumes in both inland barge and steel components.

Operating Costs

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Percent Change	2023	2022	Percent Change
	(in millions)			(in millions)
Construction Products	$231.8	$216.6	7.0%	$648.8	$629.2	3.1%
Engineered Structures	203.8	239.9	(15.0)	566.9	689.2	(17.7)
Transportation Products	93.0	81.7	13.8	289.7	237.6	21.9
Segment Totals before Corporate Expenses	528.6	538.2	(1.8)	1,505.4	1,556.0	(3.3)
Corporate	14.7	16.7	(12.0)	45.8	45.6	0.4
Consolidated Total	$543.3	$554.9	(2.1)	$1,551.2	$1,601.6	(3.1)

Depreciation, depletion, and amortization(1)	$40.5	$39.6	2.3	$118.8	$116.9	1.6
(1) Depreciation, depletion, and amortization are components of operating costs.
2023 versus 2022
•Operating costs decreased by 2.1% and 3.1% during the three and nine months ended September 30, 2023, respectively.
•Operating costs for Construction Products increased primarily due to additional costs from recently acquired businesses. Asset gains of $22.6 million recognized in the first quarter of 2023 from the sale of depleted land largely offset increased operating costs for the nine months ended September 30, 2023.
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
•Selling, general, and administrative expenses decreased 9.6% and 1.1% for the three and nine months ended September 30, 2023, compared to the same periods in the prior year, largely due to the elimination of costs from the storage tanks business. As a percentage of revenues, selling, general, and administrative expenses were 10.4% and 11.3% for the three and nine months ended September 30, 2023, respectively, compared to 11.2% and 11.3% for the same periods in 2022, respectively.

Operating Profit (Loss)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Percent Change	2023	2022	Percent Change
	(in millions)			(in millions)
Construction Products	$30.3	$27.6	9.8%	$114.2	$72.4	57.7%
Engineered Structures	18.7	37.1	(49.6)	70.3	106.9	(34.2)
Transportation Products	14.1	1.0	1,310.0	35.8	7.2	397.2
Segment Totals before Corporate Expenses	63.1	65.7	(4.0)	220.3	186.5	18.1
Corporate	(14.7)	(16.7)	(12.0)	(45.8)	(45.6)	0.4
Consolidated Total	$48.4	$49.0	(1.2)	$174.5	$140.9	23.8
2023 versus 2022
•Operating profit was relatively flat for the three months ended September 30, 2023 and increased by 23.8% for the nine month period.
•Operating profit in Construction Products increased primarily due to higher pricing across the segment and increased volumes in shoring products. For the nine months ended September 30, 2023, the increase in operating profit was also due to the land sale gain and the reduction in a holdback obligation owed on a previous acquisition.

•Excluding the impact of the storage tanks divestiture, operating profit in Engineered Structures decreased for the three and nine months ended September 30, 2023 due to lower margins in our utility structures business and a decline in volumes in our wind towers business, partially offset by the recognition of the AMP tax credits.
•Operating profit in Transportation Products increased for the three and nine months ended September 30, 2023 driven by higher volumes and improved margins in both inland barge and steel components.

For further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.
Other Income and Expense
Other, net (income) expense consists of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Interest income	$(1.7)	$—	$(4.3)	$(0.1)
Foreign currency exchange transactions	0.4	—	(1.3)	1.5
Other	—	(0.2)	(0.2)	(0.3)
Other, net (income) expense	$(1.3)	$(0.2)	$(5.8)	$1.1

Income Taxes
The provision for income taxes results in effective tax rates that differ from the statutory rates. The Company's effective tax rate for the three and nine months ended September 30, 2023 was 17.4% and 17.1%, respectively, compared to 21.2% and 21.6%, respectively, for the same periods in 2022. The decrease in the tax rate for the three and nine months ended September 30, 2023 is primarily due to AMP tax credits, excess tax benefits related to equity compensation, and reduced foreign taxes, partially offset by increased state income taxes.
Our effective tax rate reflects the Company's estimate for its state income tax expense, excess tax benefits related to equity compensation, and the impact of foreign tax benefits. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of income taxes.
On August 16, 2022, the IRA was enacted to reduce inflation and promote clean energy in the United States. Among other things, the IRA introduces a 15% alternative minimum tax for corporations with a three-year taxable year average annual adjusted financial statement income in excess of $1 billion and imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The IRA also provides for certain manufacturing, production, and investment tax credit incentives, including new AMP tax credits for companies that domestically manufacture and sell clean energy equipment, including wind towers. Certain provisions of the IRA, including the AMP tax credits for wind towers, remain subject to the issuance of additional guidance and clarification. We have considered the applicable current IRA tax law changes in our tax provision for the three and nine months ended September 30, 2023, and continue to evaluate the impact of these tax law changes on future periods.

Segment Discussion
Construction Products

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Percent	2023	2022	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Aggregates and specialty materials	$227.8	$216.8	5.1%	$665.9	$620.9	7.2%
Construction site support	34.3	27.4	25.2	97.1	80.7	20.3
Total revenues	262.1	244.2	7.3	763.0	701.6	8.8

Operating costs:
Cost of revenues	209.2	193.1	8.3	593.6	557.1	6.6
Selling, general, and administrative expenses	25.2	25.4	(0.8)	81.0	76.6	5.7
Gain on disposition of property, plant, equipment, and other assets	(2.6)	(1.9)		(25.8)	(4.5)
Operating profit	$30.3	$27.6	9.8	$114.2	$72.4	57.7

Depreciation, depletion, and amortization(1)	$28.4	$26.3	8.0	$83.1	$77.2	7.6
(1) Depreciation, depletion, and amortization are components of operating profit.
Three Months Ended September 30, 2023 versus Three Months Ended September 30, 2022
•Revenues increased 7.3% primarily driven by increased pricing across our product lines in our aggregates and specialty materials businesses and higher volumes of natural aggregates, partially offset by lower recycled aggregate and specialty materials volumes. Revenues from our trench shoring business increased 25.2%, driven primarily by revenue from the acquisition completed in the first quarter of 2023 and higher organic volumes.
•Cost of revenues increased 8.3% primarily due to increased costs from the recently acquired shoring business, higher volumes in natural aggregates, and operating inefficiencies in our specialty materials business. As a percent of revenues, cost of revenues increased to 79.8% in the current period, compared to 79.1% in the prior period.
•Selling, general, and administrative expenses were relatively flat as additional costs from recently acquired businesses were offset by lower costs across our legacy businesses. Selling, general, and administrative expenses decreased as a percentage of revenues to 9.6%, compared to 10.4% in the prior period.
•Operating profit increased 9.8%, outpacing the increase in revenue, driven by increased pricing across the segment, higher volumes in our natural aggregates and shoring businesses, partially offset by operating inefficiencies in our specialty materials business.
•Depreciation, depletion, and amortization expense increased primarily due to recent acquisitions and organic growth investments.
Nine Months Ended September 30, 2023 versus Nine Months Ended September 30, 2022
•Revenues increased 8.8% primarily driven by increased pricing across our product lines in our aggregates and specialty materials businesses and higher volumes of recycled aggregates, partially offset by lower natural aggregate and specialty materials volumes. Revenues from our trench shoring business increased 20.3% driven primarily by revenue from the acquisition completed in the first quarter of 2023 and higher organic volumes.
•Cost of revenues increased 6.6% due to higher recycled aggregates volumes, operating inefficiencies in our specialty materials business, and increased costs from the acquired shoring business. These costs were partially offset by lower natural aggregate and specialty materials volumes and a $5.0 million reduction in a holdback obligation owed on a previous acquisition. As a percent of revenues, cost of revenues decreased to 77.8% in the current period, compared to 79.4% in the prior period.
•Selling, general, and administrative expenses increased 5.7% primarily due to additional costs from acquired businesses. Selling, general, and administrative expenses decreased as a percentage of revenues to 10.6%, compared to 10.9% in the prior period.

•Operating profit increased 57.7%, partially due to gains recognized on sales of depleted land. Excluding the gain, operating profit increased 30.2% driven by increased pricing across the segment, higher volumes in our recycled aggregates and shoring businesses, and the benefit recognized on a holdback obligation, partially offset by operating inefficiencies in our specialty materials business.
•Depreciation, depletion, and amortization expense increased primarily due to recent acquisitions and organic growth investments.

Engineered Structures

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Percent	2023	2022	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Utility, wind, and related structures	$222.5	$211.2	5.4%	$637.2	$608.5	4.7%
Storage tanks	—	65.8	(100.0)	—	187.6	(100.0)
Total revenues	222.5	277.0	(19.7)	637.2	796.1	(20.0)

Operating costs:
Cost of revenues	188.2	219.3	(14.2)	524.9	633.2	(17.1)
Selling, general, and administrative expenses	15.6	20.4	(23.5)	48.4	58.0	(16.6)
Gain on sale of storage tanks business	—	—		(6.4)	—
Gain on disposition of property, plant, equipment, and other assets	—	0.2		—	(2.0)
Operating profit	$18.7	$37.1	(49.6)	$70.3	$106.9	(34.2)

Depreciation and amortization(1)	$6.7	$8.1	(17.3)	$19.7	$24.1	(18.3)
(1) Depreciation and amortization are components of operating profit.
Three Months Ended September 30, 2023 versus Three Months Ended September 30, 2022
•Revenues decreased 19.7% resulting from the sale of our storage tanks business, which was completed in October 2022. Revenue from utility, wind, and related structures increased 5.4% primarily due to increased volumes in our utility structures business, partially offset by lower pricing due to product mix, and lower volumes in our wind towers business.
•Cost of revenues decreased 14.2% largely due to the elimination of costs from our storage tanks business. Cost of revenues from utility, wind, and related structures increased due to higher volumes in our utility structures business, partially offset by lower volumes as well as AMP tax credits recognized in our wind towers business.
•Selling, general, and administrative expenses decreased 23.5% largely due to the elimination of costs from our storage tanks business. Selling, general, and administrative expenses from utility, wind, and related structures decreased primarily due to lower compensation-related costs.
•The storage tanks business contributed $16.6 million to operating profit in the prior period. Excluding the impact of the divestiture, operating profit declined due to lower margins in our utility structures business driven by project mix, negative foreign currency impacts, and reduced wind tower volumes, partially offset by $5.6 million of net benefit recognized from AMP tax credits in our wind towers business.
Nine Months Ended September 30, 2023 versus Nine Months Ended September 30, 2022
•Revenues decreased 20.0% primarily due to the decline in revenue from our divested storage tanks business. Revenue from utility, wind, and related structures increased 4.7% driven by higher volumes in our utility structures business, partially offset by lower utility structures pricing driven by product mix, and lower volumes in our wind towers business.
•Cost of revenues decreased 17.1% largely due to the elimination of costs from our storage tanks business. Cost of revenues from utility, wind, and related structures increased due to higher volumes in our utility structures business, partially offset by lower volumes and AMP tax credits recognized in our wind towers business.

•Selling, general, and administrative expenses decreased 16.6% largely due to the elimination of costs from our storage tanks business. Selling, general, and administrative expenses from utility, wind, and related structures increased primarily due to higher compensation-related costs.
•The storage tanks business contributed $6.4 million in operating profit in the nine months ended September 30, 2023, related to an additional gain on sale recorded in the first quarter of 2023, compared to $40.8 million of operating profit in the prior year period, resulting in a net decrease of $34.4 million year-over-year. Excluding the impact of the divestiture in both periods, operating profit declined due to lower margins in our utility structures business, driven by project mix, and decreased wind tower volumes, partially offset by $14.7 million of net benefit recognized from AMP tax credits in our wind towers business.

Unsatisfied Performance Obligations (Backlog)
As of September 30, 2023, the backlog for utility, wind, and related structures was $1,450.8 million, compared to $671.3 million and $370.4 million as of December 31, 2022 and September 30, 2022, respectively. Approximately 15% of these unsatisfied performance obligations are expected to be delivered during the year ending December 31, 2023, approximately 33% during the year ending December 31, 2024, with the remainder expected to be delivered through 2028.

Transportation Products

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Percent	2023	2022	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Inland barges	$67.3	$50.9	32.2%	$207.9	$151.7	37.0%
Steel components	39.8	31.8	25.2	117.6	93.1	26.3
Total revenues	107.1	82.7	29.5	325.5	244.8	33.0

Operating costs:
Cost of revenues	87.2	76.4	14.1	270.4	221.1	22.3
Selling, general, and administrative expenses	5.8	5.3	9.4	19.3	16.5	17.0
Operating profit	$14.1	$1.0	1,310.0	$35.8	$7.2	397.2

Depreciation and amortization (1)	$4.1	$3.9	5.1	$12.1	$11.8	2.5
(1) Depreciation and amortization are components of operating profit.
Three Months Ended September 30, 2023 versus Three Months Ended September 30, 2022
•Revenues increased 29.5% due to higher volumes and improved pricing of inland barges and steel components.
•Cost of revenues increased 14.1% reflecting the higher volumes during the current period. As a percent of revenues, cost of revenues decreased to 81.4% in the current period, compared to 92.4% in the prior period.
•Selling, general, and administrative expenses increased 9.4%, primarily due to increased compensation-related costs, but decreased as a percentage of revenues to 5.4%, compared to 6.4% in the prior period.
•Operating profit increased significantly, outpacing the percentage increase in revenues, driven by enhanced operating leverage associated with the higher volumes and improved margins across both businesses.
Nine Months Ended September 30, 2023 versus Nine Months Ended September 30, 2022
•Revenues increased 33.0% due to higher volumes and improved pricing of inland barges and steel components.
•Cost of revenues increased 22.3% reflecting the increased volumes during the current period. As a percent of revenues, cost of revenues decreased to 83.1% in the current period, compared to 90.3% in the prior period.
•Selling, general, and administrative expenses increased 17.0%, primarily due to increased expenses from participation in trade remedy proceedings involving certain imports of freight rail couplers from China and Mexico, as well as higher compensation-related costs, but decreased as a percentage of revenues to 5.9%, compared to 6.7% in the prior period.

•Operating profit increased significantly, outpacing the percentage increase in revenues, driven by enhanced operating leverage associated with the higher volumes and improved margins across both businesses.
Unsatisfied Performance Obligations (Backlog)
As of September 30, 2023, the backlog for inland barges was $240.4 million, compared to $225.1 million and $128.9 million as of December 31, 2022 and September 30, 2022, respectively. Approximately 26% of unsatisfied performance obligations for inland barges are expected to be delivered during the year ending December 31, 2023 and the remainder are expected to be delivered in 2024.

Corporate

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Percent	2023	2022	Percent
	(in millions)		Change	(in millions)		Change
Corporate overhead costs	$14.7	$16.7	(12.0)%	$45.8	$45.6	0.4%

2023 versus 2022
•Corporate overhead costs decreased 12.0% for the three months ended September 30, 2023 primarily due to lower insurance-related costs and lower acquisition and divestiture-related expenses of $0.5 million for the three months ended September 30, 2023, compared to $1.6 million for the same period in 2022.
•Corporate overhead costs were relatively flat for the nine months ended September 30, 2023 as higher compensation-related expenses were largely offset by lower acquisition and divestiture-related expenses of $1.4 million in the current period, compared to $5.0 million for the same period in 2022.

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
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022

	(in millions)
Total cash provided by (required by):
Operating activities	$198.8	$182.6
Investing activities	(131.5)	(129.5)
Financing activities	(72.4)	(12.0)
Net increase (decrease) in cash and cash equivalents	$(5.1)	$41.1
Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2023 was $198.8 million, compared to $182.6 million for the nine months ended September 30, 2022.
•The changes in current assets and liabilities resulted in a net use of cash of $43.8 million for the nine months ended September 30, 2023, compared to a net use of cash of $34.2 million for the nine months ended September 30, 2022. The current year activity was primarily driven by increased receivables and inventories due to higher volumes and AMP tax credits, partially offset by increased accounts payable.

Investing Activities. Net cash required by investing activities for the nine months ended September 30, 2023 was $131.5 million, compared to $129.5 million for the nine months ended September 30, 2022.
•Capital expenditures for the nine months ended September 30, 2023 were $144.8 million, compared to $85.9 million for the same period last year with the increase primarily driven by investments in two new facilities supporting expansion in our wind tower and utility structures businesses as well as various growth projects within the Construction Products segment. Full-year capital expenditures are expected to be approximately $200 to $210 million in 2023.
•Proceeds from the sale of property, plant, and equipment and other assets totaled $30.1 million for the nine months ended September 30, 2023, compared to $31.5 million for the same period in 2022.
•Cash paid for acquisitions, net of cash acquired, was $18.8 million for the nine months ended September 30, 2023, compared to $75.1 million for the same period in 2022. Proceeds from the sale of the storage tanks business were $2.0 million during the nine months ended September 30, 2023 and related to the resolution in 2023 of certain contingencies from the sale that closed in October 2022. There was no divestiture activity during the nine months ended September 30, 2022.
Financing Activities. Net cash required by financing activities during the nine months ended September 30, 2023 was $72.4 million, compared to net cash required by financing activities of $12.0 million for the same period in 2022.
•Current year activity was primarily driven by the full repayment of the Company's term loan partially offset by borrowings under the revolving credit facility, for a net repayment of $42.0 million, as well as a $10.0 million holdback payment related to a previous acquisition.
•Prior year activity primarily related to net borrowings under the revolving credit facility offset by $15.0 million of share repurchases and the purchase of shares to satisfy employee taxes on vested stock.
Other Investing and Financing Activities
Revolving Credit Facility and Senior Notes
On August 23, 2023, the Company entered into a Second Amended and Restated Credit Agreement to increase the revolving credit facility from $500.0 million to $600.0 million, extend the maturity date from January 2, 2025 to August 23, 2028, and refinance and repay in full the remaining balance of the term loan then outstanding under the Amended and Restated Credit Agreement.
As of September 30, 2023, we had $100.0 million of outstanding loans borrowed under the revolving credit facility that were advanced to repay the term loan during the quarter, and there were approximately $22.0 million of letters of credit issued, leaving $478.0 million available for borrowing. Of the outstanding letters of credit as of September 30, 2023, all are expected to expire in 2024. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year.
The interest rates under the revolving credit facility are variable based on the daily simple or term Secured Overnight Financing Rate ("SOFR"), plus a 10-basis point credit spread adjustment, or an alternate base rate, in each case plus a margin for borrowing. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on Arcosa’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing based on SOFR ranges from 1.25% to 2.00% and was set at 1.50% as of September 30, 2023. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.25% as of September 30, 2023.
The Company's revolving credit facility requires the maintenance of certain ratios related to leverage and interest coverage. As of September 30, 2023, we were in compliance with all such financial covenants. Borrowings under the credit agreement are guaranteed by certain wholly-owned subsidiaries of the Company.
On April 6, 2021, the Company issued $400.0 million aggregate principal amount of 4.375% senior notes (the “Notes”) that mature in April 2029. Interest on the Notes is payable semiannually in April and October of each year. The Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by each of the Company’s domestic subsidiaries that is a guarantor under our revolving credit facility.
We believe, based on our current business plans, that our existing cash, available liquidity, and cash flow from operations will be sufficient to fund necessary capital expenditures and operating cash requirements for the foreseeable future.

Dividends and Repurchase Program
In September 2023, the Company declared a quarterly cash dividend of $0.05 per share that was paid on October 31, 2023.
In December 2022, the Company’s Board of Directors authorized a new $50.0 million share repurchase program effective January 1, 2023 through December 31, 2024 to replace a program of the same amount that expired on December 31, 2022. For the three and nine months ended September 30, 2023, the Company did not repurchase any shares, leaving the full amount of the $50.0 million authorization available as of September 30, 2023. See Note 1 of the Notes to Consolidated Financial Statements.
Derivative Instruments
In December 2018, the Company entered into a $100.0 million interest rate swap instrument, effective as of January 2, 2019, to reduce the effect of changes in the variable interest rates associated with the first $100.0 million of borrowings under the Company's committed credit facility. In conjunction with the replacement of LIBOR with SOFR as a benchmark for borrowings under the Amended and Restated Credit Agreement, on July 1, 2023 the swap instrument transitioned from LIBOR to SOFR. The instrument effectively fixed the SOFR component of borrowings under the revolving credit facility at a monthly rate of 2.71% until such instrument's termination. As of September 30, 2023, the Company has recorded an asset of $0.5 million for the fair value of the instrument, all of which is recorded in accumulated other comprehensive income. The interest rate swap instrument expired in October 2023. See Note 3 and Note 7 of the Notes to Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2022 as set forth in our 2022 Annual Report on Form 10-K. See Note 9 of the Notes to Consolidated Financial Statements for the impact of foreign exchange rate fluctuations for the three and nine months ended September 30, 2023.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that it is able to collect and record the information it is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) with the Securities and Exchange Commission (“SEC”), to process, summarize, and disclose this information within the time periods specified in the rules of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, in a timely fashion. The Company’s Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these disclosure controls and procedures and evaluating their effectiveness (as defined in Rule 13(a)-15l under the Exchange Act). Based on their evaluation of the Company’s disclosure controls and procedures that took place as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that these disclosure controls and procedures were effective.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended September 30, 2023:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2023 through July 31, 2023	—	$—	—	$50,000,000
August 1, 2023 through August 31, 2023	40	$77.73	—	$50,000,000
September 1, 2023 through September 30, 2023	314	$75.35	—	$50,000,000
Total	354	$75.62	—	$50,000,000
(1)     These columns include the following transactions during the three months ended September 30, 2023: (i) the surrender to the Company of 354 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of no shares of common stock on the open market as part of the stock repurchase program.
(2)     In December 2022, the Company’s Board of Directors authorized a new $50.0 million share repurchase program effective January 1, 2023 through December 31, 2024 to replace a program of the same amount that expired on December 31, 2022.
Among other things, the IRA imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. We have evaluated these new provisions, concluded there is no impact for the three and nine months ended September 30, 2023, and continue to evaluate the impact of these tax law changes on future periods.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation of Arcosa, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 filed on October 31, 2018, File No. 333-228098).
3.2	Amended and Restated Bylaws of Arcosa, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed December 12, 2022, File No. 001-38494).
4.1	Fifth Supplemental Indenture dated as of August 24, 2023 among Arcosa Crushed Concrete, LLC, Arcosa Aggregates Gulf Coast, LLC, Arcosa, Inc., and Computershare Trust Company N.A. (filed herewith).
10.1
Second Amended and Restated Credit Agreement dated as of August 23, 2023 among Arcosa, Inc., as borrower, the lenders thereto, JPMorgan Chase Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and PNC Bank, National Association, and Wells Fargo Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed August 25, 2023, File No. 1-38494).

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

Arcosa, Inc.
(Registrant)

November 2, 2023	By:	/s/ Gail M. Peck
Gail M. Peck
Chief Financial Officer