Form 10-K
period 2023-12-31
Arcosa, Inc.
filed 2024-02-23
CIK 1739445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2023

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

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2023) was $3.7 billion.
At January 12, 2024 the number of shares of common stock outstanding was 48,562,279.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive 2024 Proxy Statement.

ARCOSA, INC.
FORM 10-K

PART I
Item 1. Business.
General Description of Business. Arcosa, Inc. and its consolidated subsidiaries (“Arcosa,” “Company,” “we,” or “our”), headquartered in Dallas, Texas, is a provider of infrastructure-related products and solutions with leading brands serving construction, engineered structures, and transportation markets in North America. Our individual businesses have built reputations for quality, service, and operational excellence over decades. Arcosa serves a broad spectrum of infrastructure-related markets and is strategically focused on driving organic and disciplined acquisition growth to capitalize on the fragmented nature of many of the industries in which we operate. With Arcosa’s current platform of businesses and additional growth opportunities, we are well-aligned with key market trends, such as the replacement and growth of aging transportation infrastructure, the continued shift to renewable power generation, and the expansion of new transmission, distribution, and telecommunications infrastructure.
Arcosa is a Delaware corporation and was incorporated in 2018 as an independent, publicly-traded company listed on the New York Stock Exchange.
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

Overview. Arcosa's three segments are made up of leading businesses that serve critical infrastructure markets:
(1) Revenues for the year ended December 31, 2022 include $188.9 million from the storage tanks business that was sold on October 3, 2022.

Our Segments. The Company reports operating results in three principal business segments. For additional information regarding revenues, operating profit, and identifiable assets by segment, please refer to Note 4 to the Consolidated Financial Statements.
Construction Products.
Products
Through wholly owned subsidiaries, our Construction Products segment produces and sells natural and recycled aggregates, specialty materials, and construction site support equipment, including trench shields and shoring products. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for revenues attributable to aggregates and specialty materials, and construction site support.
•Natural Aggregates: We are an established producer and distributor of natural aggregates serving both public infrastructure and private construction markets and operate in Texas, our largest geographic exposure, and eight other states. We manage the business from the four regions of Texas, the Ohio River Valley, the Gulf Coast, and the West. We operate primarily from open pit quarries and have one underground mine. Our natural aggregates products include sand, gravel, limestone, stabilized material, and various other products used in the production of ready mixed concrete, cement, and other precast concrete products, roads, municipal and private water, sewer and drainage projects, oil and gas well pads, wind farms, as well as various other building products.
•Recycled Aggregates: We are the largest producer of recycled aggregates in the U.S. with operations in Texas, California, Florida, and Arizona. Recycled aggregates are a complement to our natural aggregates platform and are produced by crushing concrete reclaimed from demolished highways, buildings, and other structures. The raw product material is processed to remove debris, primarily rebar, and screened to appropriate sizes for use as a road base, erosion control, building foundations, and as a backfill for utility trenches. Recycled aggregates currently supply a small percentage of total aggregates supplied nationwide. We believe the use of recycled aggregates will continue to grow due to resource scarcity and associated sustainability benefits, reduced disposal and acceptance of concrete in landfills, and energy savings from less processing and transportation costs. Recycled aggregates are a substitute to natural aggregates, primarily for hard rock uses.
•Specialty Materials: Our specialty materials, including lightweight aggregates, select natural aggregates, and milled or processed specialty building products and agricultural products, are produced and distributed nationwide. We currently operate in ten states and British Columbia, with several of our production facilities operating at the quarries that produce the raw material inputs, which include shale, clay, limestone, and gypsum. Lightweight aggregates are select shales or clays that are expanded and hardened by high temperatures in a rotary kiln and possess a bulk density that can be less than half the density of natural aggregates. Product applications include structural lightweight concrete, lightweight masonry block, and road surface treatments. Our specialty building products and agricultural products are processed at several production facilities across the U.S., mostly using our natural aggregates as a component of raw material supply. Product applications include plasters, prills, agricultural supplements and fertilizers, paints, flooring, glass, ingredients for food and feed, cement, energy infrastructure, and other products.
•Construction Site Support: We hold a strong market position in the manufacturing of trench shields and shoring products for the U.S. construction industry. Trench shields and shoring products are used for water and sewer construction, utility installations, manhole work, oil and gas pipeline construction, and other underground applications. Additionally, we participate in certain regional rental markets for trench shoring equipment.
Markets
Over a multi-year period, we believe that approximately half of our current portfolio of construction materials are used in infrastructure projects and the other half is split across residential, non-residential, and specialty/other end markets.

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
•Non-Residential Construction: Non-residential construction includes a wide variety of privately financed construction, including manufacturing and distribution facilities, industrial complexes, office buildings, and large retailers and wholesalers. Demand for non-residential construction is driven primarily by population and economic growth, in addition to segment-specific factors such as the growth of e-commerce, changes in retail patterns, changes in office occupancy trends, financing costs and numerous other factors.
•Specialty/Other: Our products are used in various other end markets including energy-related activities, such as drilling pads, roads and major downstream projects, agriculture/horticulture, and industrial uses.
In 2023, we had shipments of approximately 38 million tons of aggregates and specialty materials, including approximately 5 million tons of recycled aggregates. Texas is our largest geographic market, representing approximately 45% of the segment's revenues in 2023. All other states each are less than 10% of segment revenues. Within Texas, we primarily serve the Texas Triangle formed by the Dallas-Fort Worth metro at its northern point in North Texas; the Houston metro at its southeastern edge on the Gulf Coast; and Austin-San Antonio at its western tip in Central Texas. The outlook for construction spending in Texas is favorable with 2024 fiscal year planned Texas Department of Transportation (“TxDOT”) lettings of approximately $13 billion. The TxDOT annual update to its 10-year Unified Transportation Program ("UTP") approved in 2023 identified a record $100 billion of infrastructure projects, an increase of $15 billion from the prior year's UTP update. Population and household formation growth have contributed to a strong residential housing market in recent years, however, the recent rise in interest rates has caused a near term slow down, with housing permits, an indication of future construction activity, down approximately 13% in Texas in 2023 compared to the previous year. Non-residential construction activity, while showing signs of recent slowing in the U.S., has remained healthy in our markets supported by heavy industrial activity and the lagged effect of a strong residential construction cycle.
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
Our specialty materials products enjoy higher barriers to entry than our natural and recycled aggregates due to specific mineral properties, specialized manufacturing, or additional processing. Due to the added value in processing, specialty materials have a much wider, multi-state distribution area due to their higher value relative to their distribution costs as compared to natural and recycled aggregates. We compete with specialty materials producers nationwide.
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
Recycled aggregates are not dependent on reserves and the primary raw material is demolished concrete which is processed into recycled aggregates. We source raw material both internally and externally primarily from demolition and road removal projects. We control a portion of our raw material needs through demolition services that we provide, and we source the remainder in competitive markets from third parties. Due to increasing landfill scarcity, the acceptance of demolished concrete may be restricted, increasing the availability of raw product at our crushing locations. In certain markets, we are paid a fee to accept raw product. Our competitive advantages include our operating permits, which allow recycling activities, and the strategic location of our stationary crushing sites.
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
•Utility Structures: We are a well-established manufacturer in the U.S. and Mexico of engineered steel utility structures, including tapered steel, lattice, and sub-station structures, for electricity transmission and distribution. We also manufacture pre-stressed concrete poles for utility, lighting, transportation, and telecommunications markets. We have six manufacturing plants in the U.S. and Mexico dedicated to steel structures. We have two manufacturing plants in the U.S. dedicated to concrete structures, including a new plant in Florida that was completed in December 2023.
•Wind Towers: We are one of the leading manufacturers of structural wind towers in the U.S. and Mexico with three manufacturing plants strategically located in wind-rich regions of North America. In March 2023, we began construction of a new wind tower plant in New Mexico to support the growing wind investment in the Southwest.
•Traffic Structures: We manufacture steel traffic structures for use in the U.S. highway and road system primarily serving Florida and adjacent states. Our products include overhead steel sign structures, tolling gantry structures, mast and sign arms, and other custom solutions. We have one dedicated manufacturing plant in Florida and have the capability to manufacture traffic structures in our other Engineered Structures plants.
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

Our utility structures business is well-positioned to benefit from significant investment in utility infrastructure. There is strong demand for transmission and distribution structures across the U.S. as much of the utility infrastructure has aged and needs replacement. Global concerns regarding emissions have increased consumer demand for electricity. Upgrades to utility structures are needed to support larger equipment that is required to withstand growing load demand and to allow for connectivity of the grid to renewable energy sources. The IIJA authorized $73 billion in additional federal funding to support the investment needed in the U.S. power grid.
We believe our traffic structures business is well-positioned to benefit from public infrastructure spending in Florida and adjacent states, and has opportunities to grow organically into new geographies as well. Additionally, we expect to benefit from continued spending on the buildout of 5G and other wireless networks in North America within our telecommunication structures business. We anticipate that the IIJA will continue to be beneficial for these businesses as well due to the increased level of highway spending and the provision for $65 billion in federal funding for broadband infrastructure.
Demand for new wind energy projects in the U.S. has been supported by the Renewable Electricity Production Tax Credit (“PTC”) that was first introduced in 1992, providing a tax credit for electricity produced at each qualifying wind project. Since inception, the PTC has undergone numerous extensions and received varying levels of legislative support, contributing to volatility in the demand for new wind energy installations. Following a multi-year extension in 2015 and a series of annual extensions in 2020 and 2021, the PTC expired at the end of 2021 creating a lapse in support for new wind farm projects beginning in 2022. In August 2022, the Inflation Reduction Act (“IRA”) passed, providing a long-term extension of the PTC for new wind farm projects and introduced a new Advanced Manufacturing Production (“AMP”) tax credit for companies that domestically manufacture and sell clean energy equipment in the U.S. from 2023 to 2032. The wind industry is currently awaiting finalization of the IRA's tax credit rules from the Internal Revenue Service (“IRS”). We believe these tax incentives provide a significant multi-year catalyst for our wind towers business, as demonstrated by more than $1.1 billion of new orders for delivery through 2028 we have received since the passage of the IRA. Together with the increased cost competitiveness of wind energy, state renewable fuel mandates, and increasing business acceptance of long-term decarbonization goals, we believe we are well-positioned to benefit from these wind energy incentives.
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
Within our wind towers business, our primary customers are wind turbine producers. We compete with both domestic and foreign producers of towers. Revenues from GE Renewable Energy (“GE”) included in our Engineered Structures segment constituted 8.1%, 9.3%, and 9.5% of consolidated revenues for the years ended December 31, 2023, 2022, and 2021, respectively.
Our traffic structures business primarily sells to individual state Departments of Transportation and highway contractors typically in a competitive-bid market.
Our telecom structures business sells to wireless communication carriers and third-party tower lessors and developers.
Raw Materials and Suppliers
The principal material used in our Engineered Structures segment is steel. During 2023, the supply of steel was sufficient to support our manufacturing requirements. Overall steel prices began to rise sharply in late 2020, reaching record levels in 2021. While hot rolled coil prices normalized to more historic levels during 2022, plate steel prices reached new highs. In 2023, pricing for hot rolled coil was volatile while plate steel prices remained elevated, with a slight decline throughout the year. Steel prices may be volatile in the future in part as a result of market conditions. We use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, flexing between steel type, and other arrangements with our customers to mitigate the effect of steel price volatility on our operating profit for the year. Arcosa’s manufacturing operations also use component parts such as flanges for wind towers. In general, we believe there is enough capacity in the supply industries to meet current production levels without any material impacts. We anticipate our existing contracts and other relationships with multiple suppliers will meet our current production forecasts.

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
•Inland Barges: We have a leading position in the U.S. market for the manufacture of inland barges and fiberglass barge covers. We manufacture a variety of hopper barges, tank barges, deck barges, other specialized barges, and fiberglass covers, and provide a full line of deck hardware to the marine industry, including hatches, castings, and winches for barges, towboats, and dock facilities. Dry cargo barges transport various commodities, such as grain, coal, and aggregates. Tank barges transport liquids, including refined products, chemicals, and a variety of petroleum products. Deck barges are used for transportation of heavy, oversized cargo and construction support. Our fiberglass reinforced lift covers are used primarily for grain barges.
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
Our inland barge business serves numerous end-markets through a base of established customers who support the transportation of staple commodities such as grain, coal, aggregates, chemicals, fertilizers, petrochemicals, and refined products. Despite recent declines, the dry and liquid barge replacement cycles are expected to remain fundamentally strong as investments in the aging barge fleet over the last 5 to 6 years have been below long-term average replacement rates (with the exception of 2019 for liquid barges). Approximately 40% of the hopper fleet and 25% of the tank fleet are more than 20 years old. The replacement of these fleets is expected to drive healthy demand based on an assumed 25 to 30-year useful life. In the dry barge industry, scrapping has exceeded new builds since 2016 suggesting a strong deferred replacement cycle that we expect will be supported by a recovery in agriculture once plate steel prices normalize after increasing sharply over the last two years. The liquid barge industry is poised to benefit from expected growth in the U.S. petrochemical industry and difficulty in new pipeline permitting and construction.
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

Raw Materials and Suppliers
The principal material used in our Transportation Products segment is steel. During 2023, the supply of steel was sufficient to support our manufacturing requirements. Overall steel prices began to rise sharply in late 2020, reaching record levels in 2021. While hot rolled coil prices normalized to more historic levels during 2022, plate steel prices reached new highs. In 2023, pricing for hot rolled coil was volatile, while plate steel prices remained elevated, with a slight decline throughout the year. Steel prices may be volatile in the future in part as a result of market conditions. We use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, flexing between steel type, and other arrangements with our customers to mitigate the effect of steel price volatility on our operating profit for the year. Arcosa’s manufacturing operations also use component parts such as pumps, engines, and hardware for tank barges. In general, we believe there is enough capacity in the supply industries to meet current production levels without any material impacts. We anticipate our existing contracts and other relationships with multiple suppliers will meet our current production forecasts.
Unsatisfied Performance Obligations (Backlog). As of December 31, 2023 and 2022, our backlog of firm orders was as follows:

	December 31, 2023	December 31, 2022

	(in millions)
Engineered Structures:
Utility, wind, and related structures	$1,367.5	$671.3
Transportation Products:
Inland barges	$253.7	$225.1
Approximately 43% of the unsatisfied performance obligations for our utility, wind, and related structures in our Engineered Structures segment is expected to be delivered during 2024, approximately 27% is expected to be delivered during 2025, and the remainder is expected to be delivered through 2028. All of the unsatisfied performance obligations for inland barges in our Transportation Products segment are expected to be delivered during the year ending 2024.
Marketing. We sell substantially all of our products and services through our own sales personnel operating from offices in multiple locations in the U.S. and Mexico. We also use independent sales representatives and distributors.
Human Capital. The Company employed approximately 6,075 employees as of December 31, 2023. The following table presents the approximate headcount breakdown of employees by segment:

December 31, 2023
Construction Products	2,040
Engineered Structures	2,775
Transportation Products	1,150
Corporate	110
6,075
As of December 31, 2023, approximately 4,795 employees were employed in the U.S., 1,260 employees in Mexico, and 20 employees in Canada.
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

In 2019, we launched a reenergized safety initiative, ARC 100, to build a positive and proactively engaged culture of safety excellence. ARC 100 is inspired by the voices of frontline employees, driven by cross-functional teams, and actively supported by visible commitment from senior leaders. Since its implementation, Arcosa has experienced progress in reducing the severity and frequency of safety incidents as a result of a continued focus on building a strong safety culture through its ARC 100 safety initiative. Arcosa continued to make advancements in our safety culture with various ARC 100 initiatives across the Company, including:
•Refreshed new hire orientation content to promote employee engagement in ARC 100;
•Expansion of safety culture awareness training for all employees;
•Development of leading indicators; and
•Implementation of safety training management system.
These initiatives, as well as many others implemented at Arcosa sites, assist in building a strong safety culture, driven by engaged employee and management teams.
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
Launched in September 2022, Arcosa's LEAD: Leadership Exploration and Development cohort continued its development track in 2023. Over the course of the program, more than half of the participants received promotions into plant leadership roles. This formal employee development program was created to help identify internal talent, provide skill and competency growth opportunities, and build a deep bench of emerging leaders at the Company.
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
Intellectual Property. Arcosa owns several patents, trademarks, copyrights, trade secrets, and licenses to intellectual property owned by others. Although Arcosa’s intellectual property rights are important to Arcosa’s success, we do not regard our business as being dependent on any single patent, trademark, copyright, trade secret, or license. For a discussion of risks related to our intellectual property, please refer to Item 1A. “Risk Factors - Risks Related to Technology and Cybersecurity.”
Governmental Regulation.
Construction Products. Arcosa’s Construction Products segment is subject to regulation by the U.S. Mine Safety and Health Administration (“MSHA”), the Health-Safety and Reclamation Code of Ministry of Mines for British Columbia, and various state agencies, and certain specialty materials are regulated by the U.S. Food and Drug Administration (“FDA”).
Engineered Structures. Arcosa’s Engineered Structures segment is subject to the regulations of various state departments of transportation. These agencies promulgate and enforce rules and regulations pertaining, in part, to the manufacture of traffic structures.
Transportation Products. The primary regulatory and industry authorities involved in the regulation of the inland barge industry are the U.S. Coast Guard, the U.S. National Transportation Safety Board, the U.S. Customs Service, the Maritime Administration of the U.S. Department of Transportation ("USDOT"), and private industry organizations such as the American Bureau of Shipping. These organizations establish safety criteria, investigate vessel accidents, and recommend improved safety standards.

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
Occupational Safety and Health Administration and Similar Regulations. In addition to the regulations described above, our operations are subject to regulation of health and safety matters by the U.S. Occupational Safety and Health Administration (“OSHA”) and, within our Construction Products segment, MSHA. We believe that we employ appropriate precautions to protect our employees and others from workplace injuries and harmful exposure to materials handled and managed at our facilities. However, claims that may be asserted against Arcosa for work-related illnesses or injuries and the further adoption of occupational and mine safety and health regulations in the U.S. or in foreign jurisdictions in which we operate could increase our operating costs. While we do not anticipate having to make material expenditures in order to remain in substantial compliance with health and safety laws and regulations, we are unable to predict the ultimate cost of compliance.
International Regulations. We ship raw materials to Mexico and manufacture products in Mexico that are sold in the U.S. or elsewhere, which are subject to customs and other regulations. In addition, we are subject to other governmental regulations and authorities in Mexico and other countries where we conduct business that regulate products manufactured, sold, or used in those countries.
Environmental, Health, and Safety. We are subject to federal, state, and international environmental, health, and safety laws and regulations in the U.S., Mexico, and each country in which we operate, including regulations promulgated by the U.S. Environmental Protection Agency (“USEPA”). These include laws regulating air emissions, water discharge, hazardous materials, and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements globally. Although it is our intent to comply with all such requirements and regulations, we cannot provide assurance that we are at all times in compliance. Environmental requirements are complex, change frequently, and have tended to become more stringent over time. Accordingly, we cannot assure that environmental requirements will not change or become more stringent over time or that our eventual environmental costs and liabilities will not be material.
Certain environmental laws assess liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances. At this time, we are involved in various stages of investigation and cleanup related to environmental remediation matters at certain of our facilities. In addition, soil or groundwater contamination may be present at several of our properties as a result of historical, ongoing, or nearby activities.
We cannot ensure that our eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, our results of operations could be materially adversely affected. See “Critical Accounting Policies and Estimates” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 of the Consolidated Financial Statements for further information regarding reserves for environmental matters.
See Item 1A for further discussion of risk factors with regard to environmental, governmental, and other matters.

Information About Our Executive Officers. The following table sets forth the names and ages of all our executive officers, their positions and offices presently held by them, and the year each person first became an officer.

Name	Age	Office	Officer Since
Antonio Carrillo	57	President and Chief Executive Officer	2018
Gail M. Peck	56	Chief Financial Officer	2018
Reid S. Essl	42	Group President	2018
Kerry S. Cole	55	Group President	2018
Jesse E. Collins, Jr.	57	Group President	2018
Bryan P. Stevenson	50	Chief Legal Officer	2018
Eric D. Hurst	40	Vice President, Controller	2023
Antonio Carrillo serves as Arcosa’s President and Chief Executive Officer, as well as a member of Arcosa's Board of Directors. From April 2018 until November 2018, Mr. Carrillo served as the Senior Vice President and Group President of Construction, Energy, Marine and Components of Trinity Industries, Inc. ("Trinity"). From 2012 to February 2018, Mr. Carrillo served as the Chief Executive Officer of Orbia Advance Corporation (formerly known as Mexichem S.A.B. de C.V.), a publicly traded global specialty chemical company. Prior to joining Orbia, Mr. Carrillo spent 16 years at Trinity where he served as Senior Vice President and Group President of Trinity’s Energy Equipment Group and was responsible for Trinity’s Mexico operations. Mr. Carrillo previously served as a director of Trinity from 2014 until 2018 and served as a director of Dr. Pepper Snapple Group, Inc. from 2015 to 2018. Mr. Carrillo currently serves as a director of NRG Energy, Inc. where he was appointed in 2019.
Gail M. Peck was appointed as Arcosa’s Chief Financial Officer in May 2021. Previously, she served as the Senior Vice President, Finance and Treasurer at Arcosa. From 2010 until 2018, Ms. Peck served as Vice President, Finance and Treasurer of Trinity. From 2004 to 2009, she served as Vice President and Treasurer for Centex Corporation, a diversified building company.
Reid S. Essl serves as a Group President at Arcosa. From 2016 until 2018, Mr. Essl served as the President of Trinity Construction Materials and from 2013 to 2016, Mr. Essl served as the Group Chief Financial Officer of the Construction, Energy, Marine, and Components businesses of Trinity. In his 14 years at Trinity, Mr. Essl held a variety of operational, financial, strategic planning, and business development positions.
Kerry S. Cole serves as a Group President at Arcosa. From 2016 until 2018, Mr. Cole served as President of Trinity Electrical Products which included oversight for the Trinity Structural Towers and Trinity Meyer Utility Structures business units. Prior to this role, Mr. Cole served as President of Trinity Structural Towers business unit from 2007 to 2016. From 2000 to 2007, he served in a variety of operations and manufacturing leadership positions at Trinity spanning Mining and Construction Equipment, Heads, and Structural Bridge business units.
Jesse E. Collins, Jr. serves as a Group President at Arcosa. From 2016 until 2018, Mr. Collins served as the President of Trinity Parts and Components, which included McConway & Torley, Standard Forged Products, and the business of McKees Rocks Forgings. From 2014 to 2016, he served as President of Trinity Cryogenics. From 2008 to 2013, Mr. Collins served as Executive Vice President and Chief Operating Officer at Broadwind Energy serving wind energy, transportation, and infrastructure markets, prior to which he held various management and executive positions at Trinity from 1993 to 2007.
Bryan P. Stevenson serves as the Chief Legal Officer at Arcosa. From 2015 until 2018, Mr. Stevenson was the Vice President, Associate General Counsel and Corporate Secretary for Trinity. Prior to joining Trinity, Mr. Stevenson was Vice President, General Counsel and Secretary for CarParts, Inc. (formerly known as U.S. Auto Parts Network, Inc.), an online provider of automotive parts, from 2011 to 2015.
Eric D. Hurst has served as Arcosa's Corporate Controller since 2018 and was appointed Vice President, Controller in 2021 and Principal Accounting Officer in 2023. From 2012 until 2018, Mr. Hurst held several roles at Trinity, including Director of Leasing Analysis and Director of Technical Accounting. From 2006 to 2012, Mr. Hurst worked in the audit practice of Ernst & Young.

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
Risks Related to our Business and Operations.
The seasonality of Arcosa's business and its susceptibility to severe and prolonged periods of adverse weather and other conditions could have a material adverse effect on us.
Demand for Arcosa's products in some markets is typically seasonal, with periods of snow or heavy rain negatively affecting construction activity. For example, sales of Arcosa's products are somewhat higher from spring through autumn when construction activity is greatest. Construction activity declines in these markets during the winter months in particular due to inclement weather, frozen ground, and fewer hours of daylight. Construction activity and Arcosa's ability to deliver products on time or at all to its customers can also be affected in any period by public holidays, vacation periods, and adverse seasonal weather conditions such as extreme temperature, hurricanes, severe storms, torrential rains and floods, low river levels, and similar events, any of which could reduce demand for Arcosa's products, push back existing orders to later dates or lead to cancellations.
Additionally, the seasonal nature of Arcosa's business has led to variation in Arcosa's quarterly results in the past and is expected to continue to do so in the future. This general seasonality of Arcosa's business and any severe or prolonged adverse weather conditions or other similar events could have a material adverse effect on Arcosa's business.
Delays in construction projects and any failure to manage Arcosa’s inventory could have a material adverse effect on us.
Many of Arcosa’s products are used in large-scale projects which generally require a significant amount of planning and preparation and which can be delayed and rescheduled for a number of reasons, including customer labor availability, difficulties in complying with environmental and other government regulations or obtaining permits, financing issues, changes in project priorities, additional time required to acquire rights-of-way or property rights, unanticipated soil conditions, or health-related shutdowns or other work stoppages. These delays may create unplanned downtime, increasing costs and inefficiencies in Arcosa’s operations, and increased levels of excess inventory.
Additionally, Arcosa maintains an inventory of certain products that meet standard specifications and are ultimately purchased by a variety of end users. Arcosa forecasts demand for these products to ensure that it keeps sufficient inventory levels of certain products that Arcosa expects to be in high demand and limits its inventory for which Arcosa does not expect much interest. However, Arcosa’s forecasts are not always accurate and unexpected changes in demand for these products, whether because of an unexpected delay, a change in preferences or otherwise, can lead to increased levels of excess inventory. Any delays in construction projects and Arcosa’s customers’ orders or any inability to manage Arcosa’s inventory could have a material adverse effect on Arcosa's business.
Arcosa operates in highly competitive industries. Arcosa may not be able to sustain its market positions, which may impact its financial results.
Arcosa faces intense competition in all geographic markets and each industry sector in which it operates. In addition to price, Arcosa faces competition with respect to product performance and technological innovation, substitution, quality, reliability of delivery, customer service, and other factors. If Arcosa is unable to successfully compete or if the cost of successfully competing is significant, the effects of such competition, which is often intense, could reduce Arcosa’s revenues and operating profits, limit Arcosa’s ability to grow, increase pricing pressure on Arcosa’s products, and otherwise affect Arcosa’s financial results.
Arcosa's inability to deliver its backlog on time could affect its revenues, future sales and profitability and its relationships with customers.
At December 31, 2023, Arcosa's backlog was approximately $1.4 billion within our Engineered Structures and $253.7 million within our Transportation Products segments. Arcosa's ability to meet customer delivery schedules for backlog is dependent on a number of factors including, but not limited to, sufficient manufacturing plant capacity, adequate supply channel access to raw materials and other inventory required for production, an adequately trained and capable workforce, engineering expertise, and appropriate planning and scheduling of manufacturing resources. We may also encounter capacity limitations due to changes in demand despite our forecasting efforts. Some of the contracts we enter into with our customers, such as for barges, traffic structures and wind towers, require long manufacturing lead times and contain penalty clauses or liquidated damages provisions related to late delivery. Failure to deliver in accordance with contract terms and customer expectations could subject us to financial penalties, damage existing customer relationships, increase our costs, reduce our sales and have a material adverse effect on Arcosa's business.
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
Arcosa depends on professional labor across its businesses and skilled labor in the manufacture, maintenance, and repair of Arcosa’s products. Some of Arcosa’s facilities are located in areas where demand for skilled laborers, such as welders, complex machine operators, and equipment maintenance workers, may exceed supply. Arcosa competes for such personnel with other companies, including public and private company competitors who may periodically offer more favorable terms of employment. If Arcosa is unable to hire and retain these skilled laborers, Arcosa may be limited in its ability to maintain or increase production rates and costs to replace or retain skilled laborers may increase.
Failure to maintain safe work sites could result in losses, which could adversely affect our business and reputation.
Our operational sites include mining, processing and manufacturing facilities, where our employees and others are often in close proximity with mechanized equipment, moving vehicles, chemical substances, and dangerous manufacturing processes or natural conditions. Sites such as these are subject to potentially dangerous workplace risks. For example, Arcosa operates an underground limestone mine in Pennsylvania, which involves unique potential safety risks and hazards inherent to underground mining operations. Safety is a primary focus of our business and is critical to our reputation and performance. Unsafe work conditions, or any perceived failure to protect the health and safety of our employees, can also increase employee turnover, which increases our overall operating costs. If we fail to implement effective safety procedures, our employees and others could be injured, the completion of a project could be delayed, or we could be exposed to investigations and possible litigation, which may be significant. Our failure to maintain adequate safety standards through our safety programs could also result in reduced profitability or the loss of customers.
Some of Arcosa’s employees belong to labor unions and strikes or work stoppages could adversely affect Arcosa’s operations.
Arcosa is a party to collective bargaining agreements with various labor unions at some of Arcosa’s operations in the U.S. and Canada and all of Arcosa’s operations in Mexico. Disputes with regard to the terms of these agreements or Arcosa’s potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages, or other slowdowns by the affected workers and Arcosa could experience a significant disruption of its operations and higher ongoing labor costs. In addition, Arcosa could face higher labor costs in the future as a result of severance or other charges associated with lay-offs, shutdowns, reductions in the size and scope of its operations or difficulties of restarting Arcosa’s operations that have been temporarily shuttered. Negative publicity, work stoppages, or strikes by unions could have a material adverse effect on Arcosa's business.
Equipment failures or other material disruption at one or more of Arcosa’s manufacturing facilities or other facilities or in Arcosa’s supply chain could have a material adverse effect on us. In some instances, Arcosa relies on a limited number of suppliers for certain raw materials, parts, and components needed in its production.
Arcosa owns and operates manufacturing facilities of various ages and levels of automated control and relies on a number of third parties as part of Arcosa’s supply chain, including for the efficient distribution of products to Arcosa’s customers. Any disruption at one of Arcosa’s manufacturing facilities or within Arcosa’s supply chain could prevent Arcosa from meeting demand or require Arcosa to incur unplanned capital expenditures. In addition, some of the equipment that Arcosa operates is old and some is highly technical. Both older equipment and more complex equipment may break down, resulting in unplanned downtime. Any unplanned downtime at Arcosa’s facilities may cause delays in meeting customer timelines, result in liquidated damages claims, or cause Arcosa to lose or harm customer relationships.
Arcosa's manufacturing operations partially depend on Arcosa's ability to obtain timely deliveries of raw materials, parts, and components in acceptable quantities and quality from Arcosa's suppliers. Certain raw materials, parts, and components for Arcosa's products are currently available from a limited number of suppliers and, as a result, Arcosa may have limited control over pricing, availability, and delivery schedules. If Arcosa is unable to purchase a sufficient quantity of raw materials, parts, and components on a timely basis, Arcosa could face disruptions in its production and incur delays while it attempts to engage alternative suppliers. Fewer suppliers could require Arcosa to source unproven and distant supply alternatives. In addition, meeting certain production demands is dependent on Arcosa's ability to obtain a sufficient amount of steel. An unanticipated interruption in Arcosa's supply chain could have an adverse impact on both Arcosa's margins and production schedules. Any such disruption or supply shortage could harm Arcosa's business.
Furthermore, any shortages in trucking, rail, barge, or container shipping capacity, any increase in the cost thereof, or any other disruption to those transportation systems could limit Arcosa’s ability to deliver its products in a timely manner or at all. Any material disruption at one or more of Arcosa’s facilities or those of Arcosa’s customers or suppliers or otherwise within Arcosa’s supply chain, whether as a result of downtime, facility damage, an inability to deliver Arcosa’s products or otherwise, could prevent Arcosa from meeting demand, require Arcosa to incur unplanned capital expenditures, or cause other material disruption to Arcosa’s operations, any of which could have a material adverse effect on Arcosa’s business.
Extensive damage to Arcosa’s facilities, including as a result of natural disasters or similar incidents, could lead to production, delivery or service curtailments or shutdowns, loss of revenue or higher expenses.
Arcosa operates a substantial amount of equipment at its production facilities, several of which are located in areas that may experience adverse weather, including extreme temperatures, tornados, and hurricanes, or are located on navigable waterways, subject to potential flooding and other excessive or low water conditions on one or more rivers that serve Arcosa facilities. Moreover, manufacturing facilities or other facilities can unexpectedly stop operating because of events unrelated to Arcosa or beyond its control, including equipment or technology failures, fires and other industrial accidents, implementation of non-navigation orders, the discovery of hazardous environmental conditions or other environmental incidents, or natural disasters such as floods, severe weather events, or other catastrophes. An interruption in operations at Arcosa’s facilities could reduce or prevent Arcosa’s production, delivery, service, or repair of Arcosa’s products and increase Arcosa’s costs and expenses. A halt of production at any of Arcosa’s manufacturing facilities could severely affect delivery times to Arcosa’s customers. While Arcosa maintains emergency response and business recovery plans that are intended to allow Arcosa to recover from natural disasters, Arcosa cannot provide assurances that its plans would fully protect Arcosa from the effects of all such disasters. In addition, insurance may not adequately compensate Arcosa for any losses incurred as a result of natural or other disasters, which may adversely affect Arcosa’s financial condition. Any significant delay in deliveries not otherwise contractually mitigated by favorable force majeure or other provisions could result in cancellation of all or a portion of Arcosa’s orders, cause Arcosa to lose future sales, and negatively affect Arcosa’s reputation and Arcosa’s results of operations.
Fluctuations in the price and supply of raw materials and parts and components used in the production of Arcosa’s products could have a material adverse effect on its ability to cost-effectively manufacture and sell its products.
A significant portion of Arcosa’s business depends on the adequate supply of raw materials and numerous specialty and other parts and components at competitive prices. The principal material used in Arcosa’s manufacturing segments is steel. The inflationary pressures on principal raw material prices, like steel, may result in increased costs or a delay in orders from Arcosa's customers, including but not limited to a customer's decision to place or delay orders for new barges due to fluctuations in the price of steel. During 2022 and 2023, Arcosa's Engineered Structures and Transportation Products segments were impacted by elevated steel costs, which negatively impacted order levels for wind towers and barges. Market steel prices may continue to exhibit periods of volatility and a continued increase in steel prices could continue to negatively impact demand for Arcosa's products like wind towers and barges. Steel prices may experience further volatility as a result of scrap surcharges assessed by steel mills, tariffs, and other market factors. Furthermore, consolidation of steel producers may lead to decreased competition in the industry and result in increased steel prices. Arcosa may use contract-specific purchasing practices, supplier commitments, contractual price escalation provisions, flexing between steel type, and other arrangements with Arcosa’s customers to mitigate the effect of this volatility on Arcosa’s operating profits. To the extent that Arcosa does not have such arrangements in place, a change in steel prices could materially lower Arcosa’s profitability.
The availability of natural aggregates reserves, specialty materials reserves, and supply stock for recycled aggregates could have a material adverse effect on Arcosa's ability to cost-effectively manufacture and sell its products.
A part of the operations in Arcosa’s Construction Products segment includes the mining of natural aggregates and specialty materials reserves. The success and viability of these operations depend on the accuracy of Arcosa’s reserve estimates, the costs of production and the ability to economically distribute the natural aggregates and specialty materials. Estimates for natural aggregate and specialty materials reserves and for the costs of production of such reserves depend upon a variety of factors and assumptions, many of which involve uncertainties beyond Arcosa’s control, such as geological and mining conditions that may not be identifiable. In addition, Arcosa's success in recovering natural aggregates and specialty materials depends on the ability to secure new reserve locations and permits to mine such reserves in areas that make distribution of materials economically viable. Community engagement and maintaining good relations within the communities where we operate is important to retaining and securing permits. Inaccuracies in reserve estimates and production costs, and the inability to secure locations and permits for future operations could negatively affect our results of operations. The success and viability of Arcosa's recycled aggregates operation depends on Arcosa's success in procuring supply stock for processing recycled materials into recycled aggregates. The inability to maintain and secure locations and permits for recycled aggregates operations could negatively affect our results of operations.
Reductions in the availability of energy supplies or an increase in energy costs may increase Arcosa’s operating costs.
Arcosa uses electricity and various gases, including natural gas, at Arcosa’s manufacturing facilities and uses diesel fuel in vehicles to transport Arcosa’s products to customers and to operate its plant equipment. An outbreak or escalation of hostilities between the U.S. and any foreign power or between other foreign powers, such as the war in Ukraine or the Israeli-Hamas conflict, could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of natural gas or energy in general. Additionally, extreme weather conditions such as extreme temperatures, hurricanes, tornadoes, or floods could result in varying states of disaster and lead to disruptions to the delivery and supply of petroleum and/or natural gas, including rationing thereof, or an increase in natural gas prices, electricity prices, or other general energy costs. Future limitations on the availability (including limitations imposed by increased regulation or restrictions on rail, road, and pipeline transportation of energy supplies) or consumption of electricity, petroleum products or natural gas and/or an increase in energy costs, particularly natural gas and diesel fuel, could have an adverse effect upon our ability to conduct Arcosa’s business cost effectively.
The limited number of customers for certain of Arcosa’s products, the variable purchase patterns of Arcosa’s customers in all of its segments, and the timing of completion, delivery, and customer acceptance of orders may cause Arcosa’s revenues and income from operations to vary substantially each quarter, potentially resulting in significant fluctuations in its quarterly results.
Some of the markets Arcosa serves have a limited number of customers. For example, Arcosa's wind tower customer base is highly concentrated due to a limited number of companies constructing wind towers. The volumes purchased by customers in each of Arcosa’s business segments vary from year to year, and not all customers make purchases every year. Furthermore, the timing of the completion, delivery, and customer acceptance of orders, including backlog orders, may cause Arcosa's revenues and income from operations to vary substantially each quarter. As a result, the order levels for Arcosa’s products have varied significantly from period to period in the past and may continue to vary significantly in the future. For example, GE Renewable Energy, a customer in our Engineered Structures segment, accounted for approximately 8.1% of our consolidated revenues in 2023 down from 9.3% of consolidated revenues in 2022. As a result of these fluctuations, Arcosa believes that comparisons of its sales and operating results between periods may not be meaningful and should not be relied upon as indicators of future performance.
Any material nonpayment or nonperformance by any of our customers could have a material adverse effect on our business and results of operations.
Any material nonpayment or nonperformance by any of our customers could have a material adverse effect on our revenue and cash flows. While our contracts with our customers, including backlog orders, include terms and provisions that protect us in the event of a breach, we may be unable to enforce payment or performance obligations in a timely manner or at all or recover the entire amount we anticipated receiving under such contract. If we were to pursue legal remedies against a customer that failed to purchase the contracted amount of product under a fixed-volume contract or failed to satisfy the take-or-pay commitment under a take-or-pay contract, we may receive significantly less in a judgment or settlement of any claimed breach than we would have received had the customer fully performed under the contract. In the event of any customer's breach, we may also choose to renegotiate any disputed contract on less favorable terms (including with respect to price and volume) in order to preserve the relationship with that customer.
Defects in materials and workmanship could harm our reputation, expose us to product warranty or product liability claims, decrease demand for products, or materially harm existing or prospective customer relationships.
A defect in materials or components from suppliers, our materials, or in the manufacturing of our products could result in product warranty and product liability claims, decrease demand for products, or materially harm existing or prospective customer relationships. Depending on the product, Arcosa warrants its workmanship and certain materials (including surface coatings), parts, and components pursuant to express limited contractual warranties. Arcosa may be subject to significant warranty claims in the future, such as multiple claims based on one defect repeated throughout Arcosa's production process or claims for which the cost of shipping, repairing, or replacing the defective part, component, or material is highly disproportionate to the original price. Responding to such defects may also include costs related to disassembly of our products and transportation of the products from the field to our facilities and returning the products to the customer, a change in our manufacturing processes, recall of previously manufactured products, or personal injury claims. Any of these outcomes could result in significant expense and materially harm our existing or prospective customer relationships and reputation.
Some of Arcosa’s products are sold to contractors, distributors, installers, and rental companies who may misuse, abuse, improperly install, or improperly or inadequately maintain or repair such products, thereby potentially exposing Arcosa to claims that could increase Arcosa’s costs and weaken Arcosa’s liquidity and financial condition.
The products Arcosa manufactures are designed to work optimally when properly assembled, operated, installed, repaired, and maintained. For example, Arcosa's shoring products and barges are often subsequently rented or leased by Arcosa's customers to third parties who may misuse or improperly operate these products. If this or similar instances of misuse or improper operation were to occur, Arcosa may be subjected to claims or litigation associated with personal or bodily injuries or death and property damage.
Insurance coverage could be costly, unavailable, or inadequate.
Arcosa is subject to potential liability for third-party claims alleging property damage and personal and bodily injury or death arising from the use of or exposure to Arcosa’s products, especially in connection with products Arcosa manufactures that its customers use to transport hazardous, flammable, toxic, or explosive materials. Arcosa’s businesses are subject to losses arising from property damages or losses from business interruption. As policies expire, premiums for renewed or new coverage may further increase and/or require that Arcosa increase its self-insured retention, deductibles, or overall limits. Arcosa maintains primary coverage and excess coverage policies for liability claims as well as property damage. An unusually large liability claim, property loss claim, business interruption claim, or a string of claims coupled with an unusually large damage award could exceed Arcosa’s available insurance coverage. Moreover, any accident or incident involving Arcosa’s businesses in general or Arcosa or Arcosa’s products specifically, even if Arcosa is fully insured, contractually indemnified, or not held to be liable, could negatively affect Arcosa’s reputation among customers and the public. The ability of Arcosa to insure against the risks described in this Item 1A is limited by the applicable insurance markets, which may be costly, unavailable or inadequate. Arcosa’s inability to secure adequate insurance could increase Arcosa’s risk exposure and operational expenses and disrupt the management of its business operations.
Arcosa's indebtedness restricts its current and future operations, which could adversely affect its ability to respond to changes in its business and manage its operations.
Arcosa is a party to the Second Amended and Restated Credit Agreement (the “Credit Agreement”), by and among Arcosa, as borrower, and the lenders party thereto and the Indenture by and among Arcosa, certain of its subsidiaries which are guarantors and the trustee (the "Indenture"), pursuant to which $400 million of 4.375% senior notes due 2029 (the "Senior Notes" and, collectively, with the Credit Agreement and the Indenture, the “Financing Documents”) were issued. The Financing Documents contain a number of covenants potentially restricting the operations and financial condition of Arcosa and certain of its subsidiaries, including, among other things and subject to certain exceptions, restrictions on our ability to incur debt or liens, merge, sell assets, make investments and acquisitions, and make dividends and other restricted payments. The Credit Agreement also requires us to maintain compliance with financial covenants, and a change of control (as defined in the applicable Financing Document) could result in a default or prepayment event under the applicable Financing Document. These covenants and change of control provisions could have an adverse effect on Arcosa's business by limiting its ability to take advantage of financing, merger and acquisition, or other opportunities. The breach of any of these covenants or restrictions could result in a default under the Financing Documents, our inability to access the liquidity provided by the Credit Agreement, and the acceleration of the indebtedness under the Financing Documents.
Borrowings under the Credit Agreement incur interest which is variable based on fluctuations in the referenced Secured Overnight Financing Rate ("SOFR"). Increases in the referenced SOFR will increase Arcosa's borrowing costs and negatively impact financial results and cash flows. Increases in interest rates have resulted in higher interest expense related to borrowings under our Financing Documents year over year.
For more information on the restrictive covenants in the Financing Documents, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” Arcosa's ability to comply with these agreements may be affected by events beyond its control, including prevailing economic, financial, and industry conditions.
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
Risks Related to Economic, Geopolitical and Legal Factors.
Pandemics, epidemics, or other public health emergencies, as well as the governmental reaction thereto, may adversely affect Arcosa’s business.
Arcosa’s business may be adversely affected if a pandemic, epidemic, or other public health emergency occurs. For example, the outbreak of COVID-19, including its variants, disrupted global trade, commerce, financial and credit markets, and daily life throughout the world. Any future similar public health emergency could negatively impact our business in a number of ways, including the health of our employees and employee productivity, the availability and pricing of supplies and raw materials, our ability to fulfill customer orders, and the availability of our transportation and distribution networks. For example, if one or more of Arcosa’s facilities become subject to closure in connection with a public health emergency, the business as a whole could be materially affected.
In addition, the impact of a government shutdown could have a material adverse effect on Arcosa's revenues, profits, and cash flows. Arcosa relies on government personnel to conduct certain routine business processes related to the inspection and delivery of certain products that, if disrupted, could have an immediate impact on Arcosa's revenues and business. The negative impact on the economy from a pandemic, epidemic or other public health emergency could also impact our customers in similar ways, causing customers to postpone projects, cancel or delay orders, or file bankruptcy.
A pandemic, epidemic, or other public health emergency could also disrupt Arcosa's cross-border business transactions and activities. During the COVID-19 pandemic, governments in the United States and elsewhere in the world implemented strict measures to help control the spread of the virus, including quarantines, travel restrictions, business curtailments, and other measures. Such actions may impair or prevent Arcosa from continuing its operations and business arrangements outside the United States. The extent to which a pandemic, epidemic, or other public health emergency could impact our business will depend on numerous evolving factors that we may not be able to accurately predict.
Instability in the economy or negative conditions in credit markets may adversely affect our business by limiting Arcosa's or its customers' and suppliers' access to credit.
Instability in the global economy or negative conditions in the global credit markets that limit or impair our access to credit may adversely affect our business. In general, Arcosa may rely upon banks and capital markets to fund its growth strategy. Any downgrades in our credit ratings may make raising capital more difficult, increase the cost and affect the terms of future borrowings, affect the terms under which we purchase goods and services and limit our ability to take advantage of potential business opportunities. If Arcosa is unable to secure financing on acceptable terms, Arcosa's other sources of funds, including available cash, its revolving credit facility, and cash flow from operations may not be adequate to fund its operations and contractual commitments and refinance existing debt.
We are also exposed to risks associated with the creditworthiness of our customers and suppliers. For example, if volatile conditions in the global credit markets such as rising interest rates and tightening of credit standards limit our customers' access to credit (or increase the cost of obtaining credit), product order volumes may decrease, or customers may default on payments owed to Arcosa. Likewise, if Arcosa's suppliers face challenges obtaining credit, selling their products to customers that require purchasing credit, or otherwise operating their businesses, the supply of materials Arcosa purchases from them to manufacture its products may be interrupted. These events or a more general economic downturn could lead to a reduction in orders for Arcosa’s products, requests for deferred deliveries of backlog orders and make it difficult to collect on accounts receivable, which could result in lower revenue or increased operating costs. In addition, such events could result in Arcosa’s customers’ attempts to unilaterally cancel or terminate firm contracts or orders in whole or in part, resulting in contract or purchase order breaches which could result in increased commercial litigation costs.
Arcosa and its customers participate in cyclical industries, which are subject to downturns.
A majority of Arcosa's revenue is from customers who are in industries and businesses that are cyclical in nature which may result in decreased demand for Arcosa's products and negatively affect the collectability of receivables. For example, demand for our construction products is driven in large part by residential and commercial construction spending and by population and economic growth which typically slow during a downturn. The barge industry in particular has previously experienced sharp cyclical downturns and at such times operated with a minimal backlog. In addition, since Arcosa's operations are in a variety of geographic markets, its businesses are subject to differing economic conditions in each such geographic market. While the business cycles of Arcosa’s different operations may not typically coincide, an economic downturn could affect disparate cycles contemporaneously.
Decreased demand could result in lower sales volumes, lower prices, a slowdown in production at our facilities and/or a decline in or loss of profits. In addition, an economic downturn may negatively affect the collectability of accounts receivable. Any of the foregoing market or industry conditions or events could result in reductions in Arcosa’s revenues, or increased operating costs.
The impact of increased prices and inflation on principal raw material prices, including steel with respect to the order of new barges or wind towers, could negatively impact Arcosa's performance and financial results.
Increased inflation, including rising prices for raw materials such as steel, fuel, parts and components, freight, packaging, supplies, labor and energy, increases our costs to manufacture and distribute our products. We use market prices for materials, fuel, and parts and components, and may be unable to pass these rising costs on to our customers. While Arcosa cannot predict the extent to which inflation may continue to increase, increases in the price of steel have and could continue to impact a customer's decision to place or delay orders for new barges or wind towers. Other inflationary pressures may generally result in a reduction in construction activity, which could have a material adverse effect on our business. Under varying circumstances, Arcosa may take actions to minimize these inflationary risks, but such efforts may not be effective in mitigating the impact on Arcosa's margins. Arcosa's revenues or operating costs may be negatively affected if we are unable to mitigate the impact of these cost increases through contractual means or otherwise offset the effect of these cost increases.
Risks related to Arcosa’s operations outside of the U.S., particularly Mexico, could decrease Arcosa’s profitability.
Arcosa’s operations outside of the U.S. are subject to risks associated with cross-border business transactions and activities. Political, legal, trade, or economic change or instability, criminal activities, or social unrest could limit or curtail Arcosa’s respective foreign business activities and operations, including the ability to hire and retain employees. Violence in Mexico associated with drug trafficking is continuing. Arcosa has not, to date, been materially affected by any of these risks, but Arcosa cannot predict the likelihood of future effects from such risks or any resulting adverse impact on Arcosa’s business.
Arcosa ships raw materials to Mexico and manufactures products in Mexico that are sold in the U.S. or elsewhere, which are subject to customs and other regulations. Any shutdown or delays at the U.S./Mexico border could affect our ability to transport or import our products manufactured in Mexico in a timely manner or at all. Some foreign countries where Arcosa operates have regulatory authorities that regulate products sold or used in those countries. If Arcosa fails to comply with the applicable regulations related to the foreign countries where Arcosa operates,

Arcosa may be unable to market and sell its products in those countries or could be subject to administrative fines or penalties.
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
Arcosa may incur increased costs due to fluctuations in foreign currency exchange rates.
Arcosa is exposed to risks associated with changes in foreign currency exchange rates. For example, Arcosa has substantial manufacturing operations in Mexico. To the extent there are significant changes in the exchange rate between the U.S. dollar and the Mexican peso, Arcosa may incur increased costs or losses and reduced profits. Because our financial statements are denominated in U.S. dollars, fluctuations in currency exchange rates between the U.S. dollar and other currencies have had and will continue to have an impact on our reported earnings. Under varying circumstances, Arcosa may seek to minimize these risks using hedges and similar financial instruments and other activities, although these measures, if and when implemented, may not be effective. Any material and untimely changes in exchange rates could adversely impact our business.
Arcosa may be adversely affected by trade policies and practices, including trade practices of competitors that violate U.S. or other foreign laws, regulations, or practices.
Arcosa faces competition from manufacturers both in the U.S. and around the world, some of which may engage in competition and trade practices involving the importation of competing products into the U.S. in violation of U.S. or other foreign laws, regulations, or practices. For example, Arcosa’s competitors may import competing products that are subsidized by foreign governments and sold in the U.S. at less than fair value. The results of trade negotiations, trade agreements, and tariffs could also negatively affect Arcosa’s supplies, cost of goods sold, and customers. For example, Arcosa produces certain products at its manufacturing facilities in Mexico. Arcosa's business benefits from free trade agreements, such as the United States-Mexico-Canada Agreement ("USMCA"). Potential developments, including failure to enforce the USMCA, potential changes or amendments to the agreement, governmental policies, and laws and regulations could adversely affect Arcosa's existing production operations in Mexico and have a material adverse effect on Arcosa's business. These trade policies and practices could increase pricing pressure on Arcosa’s products, reduce Arcosa’s revenues and operating profits, limit Arcosa’s ability to grow, and otherwise adversely affect Arcosa’s financial results.
Arcosa and its customers depend on government spending and funding from federal, state and local government agencies, and any disruption in government funding could harm Arcosa's business.
Periods of partial or full U.S. federal government shutdown, impasse, deadlock, and last-minute accords may continue to permeate many aspects of U.S. governance, including federal government budgeting and spending, government-funded infrastructure projects and building activities, taxation, U.S. deficit spending and debt ceiling limits, and international commerce. Such periods could negatively impact U.S. domestic and global financial markets, thereby reducing customer demand for Arcosa’s products and services and potentially result in reductions in Arcosa’s revenues, increased price competition, or increased operating costs, any of which could adversely affect Arcosa’s business.
Furthermore, certain of Arcosa’s businesses depend on government spending for infrastructure and other similar building activities. As a result, demand for some of Arcosa’s products is influenced by local, state, U.S. federal, and international government fiscal policies, tax incentives and other subsidies, and other general macroeconomic and political factors. Projects in which Arcosa participates may be funded directly by governments or privately-funded, but are otherwise tied to or impacted by government policies and spending measures.

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
Terrorist activities, anti-terrorist efforts, and other armed conflict involving the U.S. or its interests abroad or other foreign actors, including the war in Ukraine and the Israeli-Hamas conflict, may adversely affect the U.S. and global economies, potentially negatively affecting the industries in which Arcosa operates. For example, this could result in delays in or cancellations of the purchase of Arcosa’s products or shortages in raw materials, parts, or components, any of which could prevent Arcosa from meeting its financial and other obligations.
Litigated disputes and other claims could increase Arcosa’s costs and weaken Arcosa’s liquidity and financial condition.
Arcosa is currently, and may from time to time be, involved in various claims or legal proceedings arising out of Arcosa’s operations. The defense of these lawsuits, claims, investigations, and proceedings may divert management's attention from Arcosa's core business and be expensive to defend. Any claims or legal proceedings brought against Arcosa, with or without merit, could harm Arcosa's reputation in the industry and reduce product sales. Adverse judgments and outcomes in some or all of these matters could result in significant losses and costs that could weaken Arcosa’s liquidity and financial condition. Although Arcosa maintains reserves for its probable and reasonably estimable liability, Arcosa’s reserves may be inadequate to cover its portion of claims or final judgments after taking into consideration rights in indemnity and recourse under insurance policies or to third parties as a result of which there could be a material adverse effect on Arcosa’s business. See Note 15. "Commitments and Contingencies” for additional information on the Company’s current litigation.
Risks Related to Growth Strategy.
Arcosa may not be able to successfully identify, consummate or integrate acquisitions.
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
In addition, if Arcosa is not able to successfully integrate its transactions to any material degree, such failure of a successful integration could result in unexpected claims or otherwise have a material adverse effect on Arcosa’s business. Integration risks include the following: (i) the diversion of management’s time and resources to integration matters from other Arcosa matters; (ii) difficulties in achieving business opportunities and growth prospects of the acquired business; (iii) difficulties in managing the expanded operations; and (iv) challenges in retaining key personnel. The failure to successfully integrate such mergers or acquisitions could prevent Arcosa from achieving the anticipated operating and cost synergies or long-term strategic benefits from such transactions.
Acquisitions and divestitures bring risks of unexpected liabilities that could harm Arcosa's business.
Acquisitions and divestitures may bring known and unknown risks to Arcosa. If we fail to adequately perform due diligence during the acquisition process, we may be subject to unexpected liabilities in connection with such transaction. Acquisitions and divestitures also bring risks that the counterparties to the transactions may fail to perform their obligations, which could result in costly litigation, divert management's attention and disrupt our business operations. Third parties could also seek to hold Arcosa responsible for these liabilities, and there can be no assurance that any indemnity from our counterparties or any insurance we obtain in connection with the transaction will be sufficient to protect Arcosa against the full amount of such potential liabilities.
Furthermore, an element of Arcosa's long-term strategy is to reduce the complexity and cyclicality of the overall business which may result in divestitures. Divestitures pose risks and challenges that could negatively impact Arcosa's business, including retained liabilities related to divested businesses, obligations to indemnify counterparties against contingent liabilities and potential disputes with counterparties.

If we do not realize the expected benefits of these divestitures or our post-completion liabilities and continuing obligations are substantial and exceed our expectations, our financial position, results of operations and cash flows could be negatively impacted. Any divestiture may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impact from the loss of revenue and profits associated with the divestiture, as well as significant write-offs, including those related to goodwill and other intangible assets, which could result in a material adverse effect on Arcosa's business.
Potential expansion of our business may expose us to new business, regulatory, political, operational, financial, and economic risks associated with such expansion, both inside and outside of the U.S.
Arcosa's growth strategy may result in the acquisition of a new lines of business or expansion into geographic markets (whether inside or outside the U.S.) in which we have limited operating experience, including with respect to seeking regulatory approvals, becoming subject to regulatory authorities, and marketing or selling products. For example, the acquisitions of StonePoint and Southwest Rock brought new lines of business to Arcosa, including asphalt production, and exposed Arcosa to new geographic markets.
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
Risks Related to Regulatory and Environmental Matters
Our business is subject to significant regulatory compliance in the U.S., Mexico, and other countries where we do business, and any failure to comply with any current or future laws or regulations could have a material adverse effect on us.
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
Arcosa’s operations are also subject to various governmental regulations in the U.S., Mexico, and other countries where we do business related to occupational safety and health, labor, and business practices, including OSHA and MSHA.
Although we believe that we are in material compliance with all applicable regulations and operating permits material to our business operations, if we determine that our current or future products or processes are not in compliance with applicable requirements, rules, regulations, specifications, standards or product testing criteria, it might result in additional operating expenses, administrative fines or penalties, criminal sanctions, product recalls, reputational harm, or loss of business that could have a material adverse effect on Arcosa’s business.
In addition, amendments to existing statutes and regulations, adoption of new statutes and regulations, modification of existing operating permits, or entering into new lines of business which are covered by regulatory agencies that Arcosa has not previously been subject to could require us to alter our methods of operation and/or discontinue the sale of certain of our products, resulting in costs to us that could be substantial. For example, the U.S. barge industry relies, in part, on the Jones Act because it prohibits foreign vessels from transporting goods between U.S. ports. Changes to or a repeal of such legislation could have a material adverse impact on Arcosa’s barge business and revenues.

Arcosa is subject to health and safety laws and regulations and any failure to comply with any current or future laws or regulations could have a material adverse effect on us.
Manufacturing and construction sites are inherently dangerous workplaces. Arcosa’s manufacturing sites often put Arcosa’s employees and others in close proximity with large pieces of mechanized equipment, moving vehicles, chemical and manufacturing processes, heavy products and other items, and highly regulated materials. Unsafe work sites have the potential to increase employee turnover and raise Arcosa’s operating costs. Arcosa’s safety record can also impact Arcosa’s reputation. Arcosa maintains functional groups whose primary purpose is to ensure Arcosa implements effective work procedures throughout Arcosa’s organization and take other steps to ensure the health and safety of Arcosa’s work force, but there can be no assurances these measures will be successful in preventing injuries or violations of health and safety laws and regulations. Any failure to maintain safe work sites or violations of applicable health and safety standards and laws, including non-compliance with operating permits, could result in the imposition of substantial fines, suspension of production, alterations of our production processes, cessation of operations, or other actions which could harm our business. Such compliance failures could also expose Arcosa to significant financial losses and reputational harm, as well as civil and criminal liabilities, any of which could have a material adverse effect on Arcosa’s business.
Arcosa has potential exposure to environmental liabilities that may increase costs and lower profitability.
Arcosa is subject to comprehensive federal, state, local, and foreign environmental laws and regulations relating to: (i) the release or discharge of regulated materials into the environment at Arcosa’s facilities or with respect to Arcosa’s products while in operation; (ii) the management, use, processing, handling, storage, transport and transport arrangement, and disposal of hazardous and non-hazardous waste, substances, and materials; and (iii) other activities relating to the protection of human health and the environment. These laws and regulations primarily relate to the generation and disposal of waste, wastewater discharges and air emissions. Such laws and regulations expose Arcosa to liability for its own acts and in certain instances potentially expose Arcosa to liability for the acts of others. These laws and regulations also may impose liability on Arcosa currently under circumstances where at the time of the action taken, Arcosa’s acts or those of others complied with then applicable laws and regulations. In addition, such laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Non-compliance with these environmental laws and regulations could result in a shutdown or work stoppage and civil and criminal fines or penalties. Arcosa’s operations involving hazardous materials also raise potential risks of liability under common law.
Environmental pre-construction, construction, and operating permits are, or may be, required for Arcosa’s operations under these laws and regulations. These environmental permits are subject to modification, renewal, and/or revocation. Although Arcosa regularly monitors and reviews its operations, procedures, and policies for compliance with Arcosa’s environmental permits and related laws and regulations, the risk of environmental liability is inherent in the operation of Arcosa’s businesses.
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
The transportation of commodities by rail, barge, or container also raises potential liability risks in the event of an accident that results in the release of substances that cause harm to the environment, natural resources, or result in exposure to harmful substances. Generally, liability under existing laws for an accident depends upon causation analysis and the acts, errors, or omissions, if any, of a party involved in the transportation activity, including, but not limited to, the shipper, the buyer, and the seller of the substances being transported, or the manufacturer of products or their components used to transport such substances. Additionally, the severity of injury or property damage arising from an incident may influence the causation responsibility analysis, exposing Arcosa to potentially greater liability. Under certain circumstances, strict liability concepts may apply. If Arcosa is found liable in any such incidents, it could have a material adverse effect on Arcosa’s business.
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
The risk of accidental contamination or injury from these materials cannot be completely eliminated. If an accident involving these substances occurs, we could be held liable for any damages that result, as well as incurring clean-up costs and liabilities, which can be substantial. Additionally, an accident could damage our facilities, resulting in delays and increased costs.
Our manufacturing plants or other facilities may have unknown environmental conditions that could be expensive and time-consuming to correct.
There can be no assurance that we will not encounter environmental conditions at any of our manufacturing plants or other facilities that may require us to incur significant clean-up or correction costs. Upon encountering an environmental condition or receiving a notice of an environmental condition, we may be required to correct the condition. The presence of an environmental condition requiring corrective action or remediation relating to any of our manufacturing plants or other facilities may require significant expenditures to address.
Business, regulatory, and legal developments regarding climate change, and physical impacts from climate change, could have an adverse effect on our business.
Legislation and new rules to regulate emission of greenhouse gases (“GHGs”) have been introduced in numerous state legislatures, the U.S. Congress, and by the USEPA. Some of these proposals would require industries to meet new standards that may require substantial reductions in carbon emissions. There is also a potential for climate change legislation and regulation that could adversely impact the cost of certain manufacturing inputs, including the increasing cost of energy and electricity. While Arcosa cannot assess the direct impact of these or other potential regulations, new climate change protocols could affect demand for its products and/or affect the price of materials, input factors, energy costs, and manufactured components.
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
We also communicate certain initiatives and goals regarding GHG and related matters in our public disclosures. These initiatives and goals may be difficult and expensive to implement or may not advance at a pace sufficient to meet our goals, and we could be criticized for the scope, accuracy, adequacy or completeness of the disclosure. Further, statements about our GHG-related initiatives and goals, and progress towards these goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. If our GHG-related data, processes and reporting are inaccurate or incomplete, or if we fail to achieve progress with respect to these goals or initiatives on a timely basis or at all, our operations and financial performance could be adversely affected. In addition, California enacted two new climate disclosure laws in September 2023 that (1) require U.S.-based businesses with total annual revenues over one billion dollars and doing business in California to annually report their Scope 1, 2, and 3 GHG emissions, and (2) require U.S.-based businesses with total annual revenues over five hundred million dollars and doing business in California to prepare biennial risk reports disclosing the entity's climate-related financial risk and measures adopted to reduce and adapt to climate-related financial risk. A lawsuit challenging the new California climate disclosure laws was filed in a federal district court in California on January 30, 2024. The California Air Resources Board is required to adopt regulations implementing the new California disclosure requirements, but has not, to date, issued any such regulations. Furthermore, if the SEC's proposed climate disclosure requirements are adopted on substantially similar terms as proposed, we will be required to incur significant time and money to comply with the disclosure requirements and may be required to modify certain of our operations. These compliance costs could adversely impact our future business.
The impacts of climate change and related regulations on our operations and the Company overall are highly uncertain and difficult to estimate, but such effects could be materially adverse to our business.
Arcosa’s sustainability efforts may be costly or may not meet the public sentiments of our stockholders and others with respect to our sustainability practices and related public disclosures.
Arcosa has been proactive in integrating its sustainability initiatives into its long-term strategy. The subjective nature and wide variety of frameworks and methods used by our stockholders and others to assess Arcosa’s sustainability strategy and progress; diversity, equity, and inclusion ("DEI") initiatives; and heightened governance standards could result in a negative perception by our stockholders or misrepresentation of Arcosa’s sustainability goals and progress. Arcosa’s inability to achieve satisfactory progress on its sustainability initiatives, like climate change related initiatives, reduced air emissions, water and waste management, DEI efforts, and improved safety, on a timely basis, or at all, or to meet the sustainability criteria of our stockholders and others could adversely affect Arcosa’s business.
From time to time Arcosa may take tax positions that the Internal Revenue Service (“IRS”), the Servicio de Administracion Tributaria (“SAT”) in Mexico, or other taxing jurisdictions may contest.
Our subsidiaries have in the past and may in the future take tax positions that the IRS, the SAT, or other taxing jurisdictions may challenge. If the IRS, SAT, or other taxing jurisdictions successfully contests a tax position that Arcosa takes, Arcosa may be required to pay additional taxes or penalties which may not have been previously accrued that may adversely affect its results of operations and financial position.
The expiration, elimination, modification or reduction of tax benefits or tax credits or the ability to utilize federal-aid programs that allow for purchase price reimbursement or other government funding or subsidies may harm Arcosa's business.
Some of Arcosa’s customers place orders for Arcosa’s products (i) in reliance on their ability to obtain and utilize tax benefits or tax credits such as accelerated depreciation or the production tax credit or investment tax credit for renewable energy or (ii) to utilize federal-aid programs that allow for purchase price reimbursement or other government funding or subsidies, any of which benefits, credits, or programs could be modified, discontinued or allowed to expire without extension thereby reducing demand for certain of Arcosa’s products and reducing certain tax credits for which Arcosa may be eligible.
Additionally, the recently enacted Inflation Reduction Act of 2022 (the "IRA") provides for certain manufacturing, production, and investment tax credit incentives, including new AMP tax credits for companies that domestically manufacture and sell clean energy equipment, like Arcosa Wind Towers. For the year ended December 31, 2023, the Company has recognized $32.4 million in AMP tax credits for wind towers produced and sold in 2023. The issuance of comprehensive guidance and interpretation as to the eligibility for, calculation of, and methods for claiming many of the IRA’s various tax benefits, tax credits, subsidies, and programs remains ongoing. If forthcoming guidance interprets the AMP in a restrictive manner or if any benefits, credits, subsidies, or programs under the IRA are allowed to expire or are otherwise modified or discontinued, the demand for Arcosa’s products could decrease and/or the amount of AMP tax credits for which Arcosa may be eligible may be reduced, thereby creating the potential for a material adverse effect on Arcosa’s business and future financial results.
Risks Related to Technology and Cybersecurity
The inability to produce and disseminate relevant and/or reliable data and information pertaining to Arcosa’s business in an efficient, cost-effective, secure, and well-controlled fashion may have significant negative impacts on confidentiality requirements and obligations and trade secret or other proprietary needs and expectations and, therefore, Arcosa’s future operations, profitability, and competitive position.
Arcosa relies on information technology infrastructure and architecture, including hardware, cloud computing networks, software, people, and processes to manage protected, confidential, and other sensitive information to conduct Arcosa’s business in the ordinary course. Any material failure, interruption of service, compromise of data security, or cybersecurity threat could adversely affect Arcosa’s relations with suppliers, customers, and regulators and place Arcosa in violation of data protection laws, rules, and regulations, and result in negative impacts to Arcosa’s market share, operations, and profitability. Arcosa will have to continually upgrade its infrastructure and applications to reduce or mitigate these risks. Security breaches in Arcosa’s information technology systems could result in theft, destruction, loss, misappropriation, or release of protected, confidential or other sensitive data including personal information of our employees, trade secrets, or other proprietary intellectual property that could adversely impact Arcosa’s future results.
Cybersecurity incidents, whether with Arcosa or a third party, could disrupt our business and result in the compromise of confidential information.
Our business is at risk from and may be impacted by information security incidents, including attempts to gain unauthorized access to our systems or data, ransomware, malware, phishing scams, and other physical and electronic security events as well as from similar events impacting third parties with which we do business. Such incidents can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security attacks and events. They can also result from internal compromises, such as human error, or malicious acts or misconduct by employees or third-party vendors. There are additional risks related to the use of remote networking services and technologies that enable remote work.

While we employ several measures to prevent, detect, and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber event or that any third parties with which we do business will be successful in preventing a cyber event. We have invested and continue to invest in risk management, information security, and data protection measures, including technical, administrative, and organizational safeguards, in order to protect our systems and data. The cost and operational consequences of implementing, maintaining, and enhancing further data or system safeguards could increase significantly to keep pace with increasingly frequent, complex, and sophisticated global cyber threats. Although we believe that we have taken adequate measures to protect against data breaches and system disruptions, we are not able to anticipate or prevent all such risks. Any material breaches of cybersecurity, including the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data, or media reports of perceived security vulnerabilities to our systems, products, and services or those of our third parties could cause us to experience reputational harm, loss of customers and revenue, fines, regulatory actions and scrutiny, sanctions, or other statutory penalties, litigation, liability for failure to safeguard our customers' information or financial losses that are either not insured against or not fully covered through any insurance maintained by us. The report, rumor, or assumption regarding a potential breach may have similar results, even if no breach has been attempted or occurred. Any of the foregoing may have a material adverse effect on our business, operating results, and financial condition. Any measures that we take to avoid, detect, mitigate, or recover from material incidents, may be insufficient, circumvented, or may become ineffective.
In addition, laws and regulations governing cybersecurity, data privacy and protection, and the unauthorized disclosure of confidential or protected information pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties and legal liability.
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
Risks Related to Arcosa Common Stock.
Arcosa cannot guarantee the timing, amount, or payment of dividends on its common stock.
The timing, declaration, amount, and payment of future dividends to Arcosa’s stockholders falls within the discretion of Arcosa’s Board of Directors (the "Board"). The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, such as Arcosa’s financial condition, earnings, capital requirements, debt service obligations, covenants related to our debt service obligations, industry practice, legal requirements, regulatory constraints, access to the capital markets, and other factors that the Board of Directors deems relevant. Arcosa cannot guarantee that it will continue to pay any dividend in the future.
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
These provisions include limitations on the ability of our stockholders to call special meetings, the establishment of advance notice procedures for stockholder proposals and nominations for election of directors and allow for Arcosa's Board of Directors to issue blank check preferred stock with voting or conversion rights without stockholder approval. In addition, Arcosa is subject to Section 203 of the Delaware General Corporation Law which makes it more difficult for a person who acquires, 15% or more of Arcosa's outstanding voting stock to effect various business combinations with us for a three-year period following the time such stockholder became a 15% stockholder.

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

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Risk Management and Strategy.
Arcosa continues to make cybersecurity a priority as the threat landscape evolves and becomes increasingly complex and sophisticated.
Managing Material Risks & Integrated Overall Risk Management
Arcosa has strategically integrated cybersecurity risk management into its broader risk management framework to promote a company-wide culture of cyber risk awareness. Arcosa's Chief Information Security Officer ("CIO") and Director of Information Security work closely with the IT department to continuously evaluate and address cybersecurity risks in alignment with business objectives, operational needs, and industry-accepted standards, such as the CIS Critical Security Controls and National Institute of Standards and Technology ("NIST") frameworks.
The Company has processes and procedures in place to monitor the prevention, detection, mitigation, and remediation of cybersecurity risks. These include but are not limited to:
•Maintaining a defined and practiced incident response plan;
•Maintaining cyber insurance coverage;
•Employing appropriate incident prevention and detection software, such as antivirus, anti-malware, firewall, endpoint detection, and identity and access management;
•Maintaining a defined disaster recovery policy and employing backup/disaster recovery software, where appropriate;
•Educating, training, and testing employees on information security practices and identification of potential cybersecurity risks and threats;
•Ensuring familiarity and compliance with cybersecurity frameworks where appropriate; and
•Reviewing and evaluating new developments in the cyber threat landscape.
Engaging Third Parties on Risk Management
Recognizing the complexity and evolving nature of cybersecurity risk, the Company engages with a range of external experts, including cybersecurity consultants, in evaluating, monitoring, and testing Arcosa's cyber management systems and related cyber risks. The Company's collaboration with these third parties includes audits, threat and vulnerability assessments, incident response plan testing, company-wide monitoring of cybersecurity risks, and consultation on security enhancements.
Managing Third Party Risk
Arcosa recognizes the risks associated with the use of vendors, service providers, and other third parties that provide information system services, process information on its behalf, or have access to its information systems, and Arcosa has processes in place to oversee and manage these risks. In addition to the minimum security and control standards, these processes include other quality control measures, such as utilizing a third-party security scoring system to evaluate the security posture of current and potential parties. Arcosa also maintains ongoing monitoring to support continuous compliance with its cybersecurity standards.
Risks from Cybersecurity Incidents
Arcosa has not been subject to cybersecurity incidents that have materially affected, or are reasonably likely to materially affect the Company, its operations, or financial standing.

Governance
Risk Management Personnel
Arcosa's cybersecurity risk management program is overseen by management at multiple levels. The CIO and Director of Information Security play key roles in assessing, monitoring, and managing the Company's cybersecurity risks with support of dedicated information technology and security personnel. Both the CIO and Director of Information Security have been in their respective roles at Arcosa for 5 years. The CIO has over 40 years of leadership positions in the high tech and IT industries. He is experienced in detailed product and solution development as well as business process operations providing an understanding of how cybersecurity considerations intersect the business. The Director of Information Security and Compliance at Arcosa has more than 20 years of experience architecting, designing, and deploying security solutions based on industrial frameworks.
Monitor Cybersecurity Incidents
The CIO and Director of Information Security are continually informed and updated about the latest developments in cybersecurity, including emerging threats and innovative risk management techniques. They implement and oversee processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the Company is equipped with a defined and practiced incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.
Board of Director Oversight
The Audit Committee of the Company's Board of Directors is responsible for overseeing the Company's cyber risk. The CIO and other experts, as necessary provide the Audit Committee quarterly updates that encompass a broad range of topics, including but not limited to:
•Current cybersecurity threat landscape and emerging threats;
•Status of ongoing cybersecurity initiatives and strategies;
•Incident reports and learnings from unique cybersecurity events, including those of other companies;
•Compliance status and efforts with regulatory requirements and industry standards; and
•Benchmarked data on the performance of certain aspects of our cybersecurity program relative to our peers.
In addition, the CIO provides updates to the full Board upon request or to update the Board of unique developments, such as regulatory updates or unique vulnerability developments. Our Board is composed of members with diverse expertise including risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.

Item 2. Properties.
Arcosa’s corporate headquarters are located in Dallas, Texas. We principally operate in various locations throughout the U.S. and in Mexico. Our facilities are considered to be in good condition, well maintained, and adequate for our purposes. Information about the total square footage of our facilities as of December 31, 2023 is as follows:

	Approximate Square Feet(1)		Approximate Square Feet Located In(1)
	Owned	Leased	U.S.	Non-U.S.
Construction Products	772,900	382,300	1,143,600	11,600
Engineered Structures	1,860,400	301,800	1,501,600	660,600
Transportation Products	1,802,500	81,100	1,883,600	—
Corporate	—	39,800	39,800	—
	4,435,800	805,000	4,568,600	672,200
(1) Excludes non-operating facilities.

Our estimated weighted average production capacity utilization for the twelve-month period ended December 31, 2023 is reflected by the following percentages:

Production Capacity Utilized(1)
Construction Products(2)	70%
Engineered Structures	70%
Transportation Products	45%
(1) Excludes non-operating facilities.
(2) Includes processing facilities, quarries, and mines.

Mineral Reserves - Overview
Information concerning the Company’s mining properties has been prepared in accordance with the requirements of Subpart 1300 of Regulation S-K (“S-K 1300”), which first became applicable to the Company for the fiscal year ended December 31, 2021. These requirements differ from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, S-K 1300 requires the Company to disclose its mineral resources in addition to its proven and probable mineral reserves, as of the end of their most recently completed fiscal year both in the aggregate and for each of their individually material mining properties. As of December 31, 2023, the Company did not have any individually material mining properties.
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
The Company’s estimates of mineral reserves and mineral resources are determined internally by competent professionals, including engineers and geologists, using industry best practices and internal controls. These estimates are based on geologic data, mineral ownership information, and current or proposed operating plans. Our mineral reserves are proven and probable reserves that could be economically and legally extracted or produced at the time of the reserve determination, considering grade and quality of the minerals and all material modifying factors. These estimates are periodically updated to reflect past mining production, updated mine plans, new exploration information, and other geologic or mining data. Acquisitions or dispositions of mining properties will also change these estimates. Changes in mining or processing methods may increase or decrease the recovery basis for the estimates. The ability to update or modify the estimates of our mineral reserves is restricted to competent geologists and mining engineers and material modifications are documented. Our estimates of mineral reserves and mineral resources, and supporting information, have been assessed by the John T. Boyd Company, a qualified person, which is unaffiliated with the Company and conforms to the requirements under S-K 1300 for qualified persons. For more information related to the risks associated with the estimates of mineral reserves and mineral resources, see Item 1A “Risk Factor - Risks Related to our Business and Operations.”
Mining Properties
During the year ended December 31, 2023, we produced 31.5 million tons of natural aggregates and specialty materials from our mining and processing operations located in the United States and Canada, all of which, we believe, have adequate road and/or railroad access. The Company reports its mining operations primarily through the following commodity groupings:
Natural Aggregates – includes operations which specialize in the production of sand, gravel, limestone, and stabilized material. Our aggregates operations are grouped into the “Texas” and “All Other” geographic regions and shipments from an individual quarry or stationary crushing location are generally limited in geographic scope because the cost of transportation to customers is high relative to the value of the product itself.
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

Our active operations as of December 31, 2023 included 49 that produce and distribute natural aggregates and 13 that produce, process, and distribute specialty materials. In addition to our active operations, we control interests in 20 inactive and greenfield (undeveloped) mining properties. We also own and operate recycled aggregates (i.e., recycled concrete products) facilities which are not dependent on mineral reserves.
The following map illustrates the locations of our active mining operations as of December 31, 2023, excluding stand-alone processing facilities:

(1)
(1)
Natural Aggregates – natural sand, gravel, and limestone base, stabilized sand
Specialty Materials – Shale and clay expanded and hardened in a rotary kiln, gypsum, anhydrite, and limestone
(1) – Includes multiple operations within a small geographic area.

The following table summarizes, by major commodity group and geographic region, the status for our mining properties as of December 31, 2023:

	Number of Properties
	Producing	Inactive	Total
Natural aggregates:
Texas	27	8	35
All other	22	8	30
	49	16	65
Specialty materials	13	4	17
	62	20	82
Our active mining operations include 61 surface mines and one underground mine. The operations extract materials from surficial or near-surface alluvial and bedrock deposits. Mining methods utilized at our surface operations include conventional truck/shovel excavation and dredge mining. Our single underground mine in Pennsylvania utilizes mechanized room-and-pillar mining methods.

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

	Annual Production (million tons)
	2023	2022	2021
Natural aggregates	27.5	26.8	24.4
Specialty materials	4.0	4.6	5.3
	31.5	31.4	29.7
Our ownership or leasehold interest in our mining properties – both active and undeveloped – is 100%. Rights to mine the properties are controlled through our ownership in fee and/or long-term lease agreements with third parties.
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
Mineral Reserves
We controlled an estimated 1.2 billion tons of mineral reserves as of December 31, 2023. Reported mineral reserves include only quantities that are owned in fee or under lease – approximately 581 million tons or 48% are located on owned land and 621 million tons or 52% are located on leased land. The economic viability of our reserves was determined using average selling prices ranging from $3.00 to $104.14 per ton, depending on the location and market.
Our mineral reserves, on average, represent approximately 30 years at current production levels within the natural aggregates business and approximately 105 years at current production levels within the specialty materials business. However, certain operations may have more limited reserves and may not be able to expand. Approximately 969 million tons or 81% of the reported mineral reserves are attributable to active mining operations.
As of December 31, 2023, the Company’s estimated proven and probable mineral reserves by major commodity group and geographic region are as follows:

	Estimated Mineral Reserves (million tons)
	Proven	Probable	Total	Owned	Leased
Natural aggregates:
Texas	181.4	18.9	200.3	70%	30%
All other	303.0	280.0	583.0	24%	76%
	484.4	298.9	783.3	36%	64%
Specialty materials	334.2	84.9	419.1	72%	28%
	818.6	383.8	1,202.4	48%	52%
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

Mineral Resources
We controlled an estimated 117.3 million tons of mineral resources as of December 31, 2023, exclusive of our reported mineral reserves. Our mineral resource estimates are based on an initial assessment using average selling price assumptions ranging from $7.02 to $119.57 per ton, depending on the location and market. The following table summarizes our mineral resources by major commodity group and geographic region as of December 31, 2023:

	Estimated Mineral Resources (million tons)
	Measured	Indicated	Inferred	Total
Natural aggregates:
Texas	1.1	1.1	18.8	21.0
All other	6.5	7.2	9.8	23.5
	7.6	8.3	28.6	44.5
Specialty materials	23.5	—	49.3	72.8
	31.1	8.3	77.9	117.3
Our inferred mineral resources have been estimated on the basis of limited geologic evidence. Mineral resources, that are not mineral reserves, do not have a demonstrated economic viability at this time; however, of the 77.9 million tons of inferred mineral resources, 29.4 million tons or 38% are attributable to 10 active mining operations.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Shares of our common stock are listed on the New York Stock Exchange under the ticker symbol “ACA,” which began “regular-way” trading on November 1, 2018. Our transfer agent and registrar is American Stock Transfer & Trust Company.
Holders
At December 31, 2023, we had 996 record holders of common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
The timing, declaration, amount, and payment of future dividends to Arcosa's stockholders falls within the discretion of the Board of Directors. The Board of Directors' decisions regarding the payment of future dividends will depend on many factors, such as Arcosa's financial condition, earnings, capital requirements, debt service obligations, covenants related to our debt service obligations, industry practice, legal requirements, regulatory constraints, access to the capital markets, and other factors that the Board of Directors deems relevant. Arcosa cannot guarantee that it will continue to pay any dividend in the future.

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
The following graph compares the Company's cumulative total stockholder return during the five-year period ended December 31, 2023 with the S&P Small Cap 600 Index and the S&P Small Cap 600 Construction & Engineering Industry Index. The data in the graph assumes $100 was invested in each index at the closing price on December 31, 2018 and assumes the reinvestment of dividends.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100
Index Value
400
350
300
250
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Arcosa, Inc.
S&P Small Cap 600 Index
S&P Small Cap 600 Construction & Engineering Industry Index

Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Arcosa, Inc.	$100	$162	$201	$193	$200	$305
S&P Small Cap 600 Index	$100	$123	$137	$173	$145	$169
S&P Small Cap 600 Construction & Engineering Industry Index	$100	$132	$151	$218	$221	$353

Issuer Purchases of Equity Securities
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended December 31, 2023:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2023 through October 31, 2023	184	$67.08	—	$50,000,000
November 1, 2023 through November 30, 2023	201,322	$68.76	200,000	$36,247,953
December 1, 2023 through December 31, 2023	1,935	$83.39	—	$36,247,953
Total	203,441	$68.90	200,000	$36,247,953
(1)     These columns include the following transactions during the three months ended December 31, 2023: (i) the surrender to the Company of 3,441 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of 200,000 shares of common stock on the open market as part of the stock repurchase program.
(2)     In December 2022, the Company’s Board of Directors authorized a new $50.0 million share repurchase program effective January 1, 2023 through December 31, 2024 to replace a program of the same amount that expired on December 31, 2022. During the year ended December 31, 2023, the Company repurchased 200,000 shares at a cost of $13.8 million. Under the previous program, the Company repurchased 298,629 shares at a cost of $15.0 million during the year ended December 31, 2022. As of December 31, 2023, the Company has approximately $36.2 million available for share repurchases under the current program.

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
•Market Outlook
•Executive Overview
•Results of Operations
•Liquidity and Capital Resources
•Contractual Obligations and Commercial Commitments
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
•Forward-Looking Statements
Our MD&A should be read in conjunction with our Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Company Overview
Arcosa, Inc. and its consolidated subsidiaries (“Arcosa,” “Company,” “we,” or “our”), headquartered in Dallas, Texas, is a provider of infrastructure-related products and solutions with leading brands serving construction, engineered structures, and transportation markets in North America. Arcosa is a Delaware corporation and was incorporated in 2018 as an independent, publicly-traded company, listed on the New York Stock Exchange.
Market Outlook
•Within our Construction Products segment, market demand remains healthy overall when seasonal weather conditions have been normal, supported by increased infrastructure spending and private non-residential activity. The outlook for single-family residential housing continues to be impacted by higher interest rates and home affordability, which has negatively impacted volumes. We have been successful in managing inflationary cost pressures through proactive price increases.
•Within our Engineered Structures segment, our backlog as of December 31, 2023 provides good production visibility for 2024. Our customers remain committed to taking delivery of these orders. In utility structures, order and inquiry activity continues to be healthy, as customers remain focused on grid hardening and reliability initiatives. The passage of the IRA on August 16, 2022, which included a long-term extension of the PTC for new wind farm projects and introduced new AMP tax credits for companies that domestically manufacture and sell clean energy equipment in the U.S., is a significant catalyst for our wind towers business. As demonstrated by more than $1.1 billion of new orders for delivery through 2028, which we have received since the passage of the IRA, our wind tower business is at the beginning stages of a market recovery. A large portion of these orders will support wind energy expansion projects in the Southwest. As a result, we are opening a new plant in New Mexico, with production at this facility expected to begin in mid-2024.
•Within our Transportation Products segment, our backlog for inland barges as of December 31, 2023 was $253.7 million, up 12.7% compared to December 31, 2022, and fills a significant portion of our planned production capacity for 2024. Our customers remain committed to taking delivery of these orders. Barge order levels fell sharply at the onset of the COVID-19 pandemic and ensuing high steel prices further negatively impacted demand. In 2022, we reduced capacity in our two active barge operating plants and completed the idling of our Louisiana facility in the fourth quarter of 2021 to further reduce our cost structure. While high steel prices have impacted order levels, the underlying fundamentals for a dry barge replacement cycle remain in place. The fleet continues to age, new builds have not kept pace with scrapping, and utilization rates are high. As a result, order inquiries have been strong, and we received orders of $86.0 million in the fourth quarter of 2023 for both hopper and tank barges for 2024 delivery. Demand for steel components is increasing relative to 2020 and 2021 cyclical lows as the near-term outlook for the new railcar market indicates a stable level of replacement demand.

Executive Overview
Recent Developments
On December 20, 2023, we completed the acquisition of certain assets and liabilities of Lake Point Holdings, LLC and Lake Point Restoration LLC (collectively "Lake Point"), a Florida based natural aggregates business in our Construction Products segment, for a total purchase price of $65.0 million. The acquisition was funded with $60.0 million of borrowings under our revolving credit facility and cash on hand.
Financial Operations and Highlights
•Revenues for the year ended December 31, 2023 increased 2.9% to $2.3 billion compared to the year ended December 31, 2022, driven by higher revenues in Construction Products and Transportation Products, partially offset by lower revenues in Engineered Structures resulting from the divestiture of the storage tanks business on October 3, 2022, which contributed $188.9 million to revenues in the prior year.
•Operating profit for the year ended December 31, 2023 of $217.3 million decreased $131.7 million compared to the year ended December 31, 2022 due to the divestiture of the storage tanks business, which resulted in a net decrease of $223.7 million year-over-year. Excluding the impact of the divested business in both years, operating profit increased $92.0 million, driven by higher pricing and asset sale gains in Construction Products, increased volumes in Transportation Products, and AMP tax credits in Engineered Structures.
•As a percentage of revenue, selling, general, and administrative expenses was 11.3% for the year ended December 31, 2023, compared to 11.7% in the prior year. Selling, general, and administrative expenses were relatively unchanged for the year ended December 31, 2023, when compared to the prior year, as the elimination of costs from the storage tanks business were largely offset by increased compensation-related costs.
•The effective tax rate for the year ended December 31, 2023 was 18.7% compared to 22.3% for the year ended December 31, 2022. See Note 10, “Income Taxes” to the Consolidated Financial Statements.
•Net income for the year ended December 31, 2023 was $159.2 million compared with $245.8 million for the year ended December 31, 2022.
Unsatisfied Performance Obligations (Backlog)
As of December 31, 2023 and 2022 our backlog of firm orders was as follows:

	December 31, 2023	December 31, 2022

	(in millions)
Engineered Structures:
Utility, wind, and related structures	$1,367.5	$671.3

Transportation Products:
Inland barges	$253.7	$225.1
Approximately 43% of the unsatisfied performance obligations for our utility, wind, and related structures in our Engineered Structures segment is expected to be delivered during 2024, approximately 27% is expected to be delivered during 2025, and the remainder is expected to be delivered through 2028. All of the unsatisfied performance obligations for inland barges in our Transportation Products segment are expected to be delivered during 2024.

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

Overall Summary
Revenues

	Year Ended December 31,			Percent Change
	2023	2022	2021	2023 versus 2022	2022 versus 2021

	($ in millions)
Construction Products	$1,001.3	$923.5	$796.8	8.4%	15.9%
Engineered Structures	873.5	1,002.0	934.1	(12.8)	7.3
Transportation Products	433.5	317.3	305.6	36.6	3.8
Segment Totals before Eliminations	2,308.3	2,242.8	2,036.5	2.9	10.1
Eliminations	(0.4)	—	(0.1)
Consolidated Total	$2,307.9	$2,242.8	$2,036.4	2.9	10.1

2023 versus 2022
•Revenues increased by 2.9%. Excluding the impact of the storage tanks divestiture, revenues increased 12.4%.
•Revenues from Construction Products increased primarily due to higher pricing across our aggregate and specialty materials businesses and additional revenues from our recent trench shoring acquisition.
•Excluding the impact of the storage tanks divestiture, revenues from Engineered Structures increased 7.4% primarily due to increased volumes in our utility structures business, partially offset by lower pricing due to product mix, and lower volumes in our wind towers business.
•Revenues from Transportation Products increased due to higher volumes in both inland barge and steel components.
2022 versus 2021
•Revenues increased by 10.1%.
•Revenues from Construction Products increased primarily due to increased pricing across our aggregate and specialty materials businesses and higher volumes from recently acquired businesses.
•Revenues from Engineered Structures increased primarily due to increased pricing in all product lines.
•Revenues from Transportation Products increased primarily due to higher deliveries in steel components, partially offset by lower tank barge deliveries.
Operating Costs
Operating costs are comprised of cost of revenues; selling, general, and administrative expenses; impairment charges; and gains or losses on property disposals.

	Year Ended December 31,			Percent Change
	2023	2022	2021	2023 versus 2022	2022 versus 2021

	(in millions)
Construction Products	$862.7	$827.0	$713.6	4.3%	15.9%
Engineered Structures	777.8	695.0	846.1	11.9	(17.9)
Transportation Products	387.7	305.8	299.2	26.8	2.2
Segment Totals before Eliminations and Corporate Expenses	2,028.2	1,827.8	1,858.9	11.0	(1.7)
Corporate	62.8	66.0	70.3	(4.8)	(6.1)
Eliminations	(0.4)	—	(0.1)
Consolidated Total	$2,090.6	$1,893.8	$1,929.1	10.4	(1.8)

Depreciation, depletion, and amortization	$159.5	$154.1	$144.3	3.5	6.8

2023 versus 2022
•Operating costs increased 10.4%. Excluding the impact of the storage tanks divestiture on both periods, operating costs increased 8.4%.
•Operating costs for Construction Products increased primarily due to additional costs from recently acquired businesses and operating inefficiencies in our specialty materials business, partially offset by an increase in gains recognized on the sale of depleted land.
•Operating costs for utility, wind, and related structures within Engineered Structures increased primarily due to higher volumes in our utility structures business, partially offset by lower volumes and AMP tax credits in our wind towers business.
•Operating costs for Transportation Products increased primarily due to higher volumes in inland barge and steel components.
•Depreciation, depletion, and amortization increased due to recent acquisitions and organic growth investments, partially offset by the impact of the storage tanks divestiture.
•As a percentage of revenue, selling, general, and administrative expenses for the year ended December 31, 2023 was 11.3% compared to 11.7% for the year ended December 31, 2022. When compared to the prior year, selling, general, and administrative expenses were relatively unchanged for the year ended December 31, 2023 as the elimination of costs from the storage tanks business were largely offset by increased compensation-related costs.
2022 versus 2021
•Operating costs decreased 1.8%. Excluding the $189.0 million gain on the sale of our storage tanks business within Engineered Structures, operating costs increased 8.0%.
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
Operating Profit (Loss)

	Year Ended December 31,			Percent Change
	2023	2022	2021	2023 versus 2022	2022 versus 2021

	(in millions)
Construction Products	$138.6	$96.5	$83.2	43.6%	16.0%
Engineered Structures	95.7	307.0	88.0	(68.8)	248.9
Transportation Products	45.8	11.5	6.4	298.3	79.7
Segment Totals before Eliminations and Corporate Expenses	280.1	415.0	177.6	(32.5)	133.7
Corporate	(62.8)	(66.0)	(70.3)	(4.8)	(6.1)
Consolidated Total	$217.3	$349.0	$107.3	(37.7)	225.3

2023 versus 2022
•Operating profit decreased 37.7%, driven by the divestiture of the storage tanks business. Excluding the impact of the storage tanks divestiture on both periods, operating profit increased $92.0 million, or 77.4%.
•Operating profit in Construction Products increased primarily due to higher asset sale gains, increased pricing across the segment and the benefit recognized on a holdback obligation, partially offset by operating inefficiencies in our specialty materials business.
•Excluding the impact of the storage tanks divestiture, operating profit in Engineered Structures increased by 16.1% primarily due to the recognition of the AMP tax credits, partially offset by a decline in volumes in our wind towers business and lower margins in our utility structure business.

•Operating profit in Transportation Products increased primarily due to higher volumes and improved margins in both inland barge and steel components.
2022 versus 2021
•Operating profit increased 225.3%, a large portion of which related to the $189.0 million gain on sale of the storage tanks business. Excluding the gain, operating profit increased $52.7 million, or 49.1%.
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
Other Income and Expense
Other, net (income) expense consists of the following items:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Interest income	$(4.7)	$(1.1)	$—
Foreign currency exchange transactions	(1.7)	3.3	0.6
Other	(0.3)	(0.4)	(0.3)
Other, net (income) expense	$(6.7)	$1.8	$0.3

•Other, net expense due to foreign currency exchange transactions decreased by $5.0 million in 2023, primarily driven by increased volatility in the U.S. dollar to Mexican peso exchange rate as well as foreign currency impacts on the sale of the storage tanks business in Mexico.
Income Taxes
The income tax provision for the years ended December 31, 2023, 2022, and 2021 was $36.7 million, $70.4 million, and $14.0 million, respectively. The effective tax rate for the years ended December 31, 2023, 2022, and 2021 was 18.7%, 22.3%, and 16.7%, respectively. The effective tax rates differ from the federal tax rate of 21.0% due to AMP tax credits, tax effects of foreign currency translations, state income taxes, prior year true-ups, and statutory depletion deductions. The decrease in our effective tax rate for the year ended December 31, 2023 was largely due to AMP tax credits and the tax effects of foreign currency translations. For a reconciliation of the federal tax rate to our effective tax rate, see Note 10 to the Consolidated Financial Statements.
See Note 10 to the Consolidated Financial Statements for a further discussion of income taxes.

Segment Discussion
Construction Products

	Year Ended December 31,			Percent Change
	2023	2022	2021	2023 versus 2022	2022 versus 2021

	($ in millions)
Revenues:
Aggregates and specialty materials	$879.9	$821.4	$711.6	7.1%	15.4%
Construction site support	121.4	102.1	85.2	18.9	19.8
Total revenues	1,001.3	923.5	796.8	8.4	15.9

Operating costs:
Cost of revenues	783.9	736.3	630.1	6.5	16.9
Selling, general, and administrative expenses	107.0	100.4	89.9	6.6	11.7
Gain on disposition of property, plant, equipment, and other assets	(28.2)	(9.7)	(6.4)
Operating profit	$138.6	$96.5	$83.2	43.6	16.0

Depreciation, depletion, and amortization	$111.7	$102.7	$88.7	8.8	15.8

2023 versus 2022
•Revenues increased 8.4% primarily due to increased pricing across our product lines in our aggregates and specialty materials businesses. Higher volumes in recycled aggregates were largely offset by lower volumes in natural aggregates and specialty materials. Revenues from our trench shoring business increased 18.9%, driven by revenue from the acquisition completed in the first quarter of 2023 and higher organic volumes.
•Cost of revenues increased 6.5%, due to increased costs from the acquired shoring business, higher recycled aggregates volumes, and operating inefficiencies in our specialty materials business. These costs were partially offset by a $5 million reduction in a holdback obligation owed on a previous acquisition. As a percent of revenues, cost of revenues decreased to 78.3% in current period, compared to 79.7% in the prior period.
•Selling, general, and administrative expenses increased 6.6%, driven by additional costs from recently acquired businesses. As a percentage of revenues, selling, general, and administrative costs decreased to 10.7% compared to 10.9% in the previous year.
•Operating profit increased by 43.6%, partially due to gain recognized on the sales of depleted land. Excluding the gain, operating profit increased 27.2%, driven by increased pricing across the segment and the benefit recognized on a holdback obligation, partially offset by operating inefficiencies in our specialty materials business.
•Depreciation, depletion, and amortization expense increased primarily due to recent acquisitions and organic growth investments.
2022 versus 2021
•Revenues increased 15.9% partially due to recent acquisitions, which on a combined basis accounted for approximately half of the increase in segment revenues. The additional increase in revenues was driven by strong pricing gains across our product lines in our aggregates and specialty materials businesses, partially offset by overall lower volumes from legacy operations. Revenues from our trench shoring business increased 19.8%, driven by higher volumes and increased pricing.
•Cost of revenues increased 16.9%, partially due to higher volumes as well as additional depreciation, depletion, and amortization expense from recently acquired businesses. Cost of revenues also increased due to higher inflationary-related costs, including diesel, cement, and process fuels, across our businesses. As a percent of revenues, cost of revenues increased slightly.
•Selling, general, and administrative expenses increased 11.7%, driven by additional costs from recently acquired businesses. As a percentage of revenues, selling, general, and administrative costs in the legacy businesses declined to 10.9% compared to 11.3% in the previous year.
•Operating profit increased by 16.0%, in line with revenue.

•Depreciation, depletion, and amortization expense increased primarily due to recent acquisitions, including the impact of the fair value mark up of long-lived assets.

Engineered Structures

	Year Ended December 31,			Percent Change
	2023	2022	2021	2023 versus 2022	2022 versus 2021

	($ in millions)
Revenues:
Utility, wind, and related structures	$873.5	$813.1	$717.9	7.4%	13.3%
Storage tanks	—	188.9	216.2	(100.0)	(12.6)
Total revenues	873.5	1,002.0	934.1	(12.8)	7.3

Operating costs:
Cost of revenues	718.3	812.4	772.6	(11.6)	5.2
Selling, general, and administrative expenses	65.9	73.6	74.0	(10.5)	(0.5)
Gain on sale of storage tanks business	(6.4)	(189.0)	—
Gain on disposition of property, plant, equipment, and other assets	—	(2.0)	(3.4)
Impairment charge	—	—	2.9
Operating profit	$95.7	$307.0	$88.0	(68.8)	248.9

Depreciation and amortization	$26.6	$30.5	$33.1	(12.8)	(7.9)

2023 versus 2022
•Revenues decreased 12.8% resulting from the sale of the storage tanks business, which was completed on October 3, 2022. Revenue from utility, wind, and related structures increased 7.4% primarily due to increased volumes in our utility structures business, partially offset by lower pricing due to product mix, and lower volumes in our wind towers business.
•Cost of revenues decreased 11.6% largely due to the elimination of costs from our storage tanks business. Cost of revenues for utility, wind, and related structures increased due to higher volumes in our utility structures business, partially offset by lower volumes and AMP tax credits recognized in our wind towers business.
•Selling, general, and administrative expenses decreased 10.5% primarily due to the elimination of costs from our storage tanks business. Selling, general, and administrative expenses for utility, wind, and related structures increased largely due to higher compensation-related costs.
•The divestiture of the storage tanks business resulted in a net decrease in operating profit of $223.7 million due to an additional gain on sale of $6.4 million recorded in the first quarter of 2023 compared to $230.1 million of operating profit in the prior year. Excluding the impact of the divestiture in both periods, operating profit increased $12.4 million or 16.1% primarily due to $25.3 million of net benefit recognized from AMP tax credits in our wind towers business, partially offset by lower margins in our utility structures business, driven by product mix, and decreased wind tower volumes.
2022 versus 2021
•Revenues increased 7.3%, driven by increased pricing across all product lines, partially offset by lower overall volumes and the sale of the storage tanks business, which was completed on October 3, 2022.
•Cost of revenues increased 5.2%, primarily driven by higher steel raw material prices, partially offset by lower overall volumes and the elimination of costs for storage tanks in the fourth quarter following the sale.
•Selling, general, and administrative expenses were substantially unchanged as increased costs in utility structures were offset by the elimination of costs from storage tanks in the fourth quarter following the sale.

•Operating profit increased significantly, driven by the $189.0 million gain recognized on sale of our storage tanks business during the fourth quarter. Excluding the gain, operating profit increased $30.0 million or 34.1% primarily due to higher revenues and improved margins in our utility structures and storage tanks businesses as well as improved pricing across all product lines. The increase was partially offset by a $7.7 million increase to operating profit in 2021 related to the resolution of a customer dispute.
Unsatisfied Performance Obligations (Backlog)
As of December 31, 2023, the backlog for utility, wind, and related structures was $1,367.5 million compared to $671.3 million as of December 31, 2022. Approximately 43% of the unsatisfied performance obligations for our utility, wind, and related structures in our Engineered Structures segment is expected to be delivered during 2024, approximately 27% is expected to be delivered during 2025, and the remainder is expected to be delivered through 2028.

Transportation Products

	Year Ended December 31,			Percent Change
	2023	2022	2021	2023 versus 2022	2022 versus 2021

	($ in millions)
Revenues:
Inland barges	$280.2	$189.9	$215.7	47.6%	(12.0)%
Steel components	153.3	127.4	89.9	20.3	41.7
Total revenues	433.5	317.3	305.6	36.6	3.8

Operating costs:
Cost of revenues	362.3	283.0	277.9	28.0	1.8
Selling, general, and administrative expenses	25.4	22.8	21.8	11.4	4.6
Gain on disposition of property, plant, equipment, and other assets	—	—	(0.5)
Operating profit	$45.8	$11.5	$6.4	298.3	79.7

Depreciation and amortization	$16.0	$15.8	$17.8	1.3	(11.2)

2023 versus 2022
•Revenues increased 36.6% due to higher volumes and improved pricing of inland barges and steel components.
•Cost of revenues increased by 28.0% reflecting higher volumes during the current year. As a percent of revenues, cost of revenues decreased to 83.6% in the current year, compared to 89.2% in the prior year.
•Selling, general, and administrative expenses increased 11.4%, primarily due to increased expenses from participation in trade remedy proceedings involving certain imports of freight rail couplers from China and Mexico, as well as higher compensation-related expenses, but decreased as a percentage of revenues to 5.9% in the current year, compared to 7.2% in the prior year.
•Operating profit increased significantly, outpacing the percentage increase to revenues, driven by enhanced operating leverage associated with higher volumes and improved margins across both businesses.
2022 versus 2021
•Revenues increased 3.8% led by a 41.7% increase in steel components revenues due to increased deliveries resulting from improving demand conditions in the North American railcar market. The segment increase was partially offset by a 12.0% decrease in revenues from inland barges, reflecting continued weak demand conditions resulting from historically high steel prices.
•Cost of revenues increased by 2.0%, driven by higher steel component volumes, partially offset by lower tank barge volumes.
•Selling, general, and administrative expenses increased 4.6% due to higher overall volumes and increased legal expenses.

•Operating profit increased by 79.7% due to higher overall volumes and improved margins in our steel components business.
Unsatisfied Performance Obligations (Backlog)
As of December 31, 2023, the backlog for inland barges was $253.7 million compared to $225.1 million as of December 31, 2022. All of the backlog for inland barges is expected to be delivered during 2024.

Corporate

	Year Ended December 31,			Percent Change
	2023	2022	2021	2023 versus 2022	2022 versus 2021

	($ in millions)
Corporate overhead costs	$62.8	$66.0	$70.3	(4.8)%	(6.1)%

2023 versus 2022
•Corporate overhead costs decreased 4.8% primarily due to a $8.2 million reduction in acquisition and divestiture-related expenses, partially offset by higher compensation-related expenses.
2022 versus 2021
•Corporate overhead costs decreased 6.1% primarily due to a $1.1 million reduction in acquisition and divestiture-related expenses as well as by $8.7 million for a legal settlement recognized in 2021. This decrease was partially offset by higher compensation-related expenses.

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
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for each of the last three years:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Total cash provided by (required by):
Operating activities	$261.0	$174.3	$166.5
Investing activities	(285.8)	90.7	(570.3)
Financing activities	(30.8)	(177.5)	380.9
Net increase (decrease) in cash and cash equivalents	$(55.6)	$87.5	$(22.9)

2023 versus 2022
Operating Activities. Net cash provided by operating activities for the year ended December 31, 2023 was $261.0 million compared to $174.3 million for the year ended December 31, 2022.
•The changes in current assets and liabilities resulted in a net use of cash of $71.8 million for the year ended December 31, 2023 compared to a net use of cash of $65.3 million for the year ended December 31, 2022. The current year activity was primarily driven by increased inventories due to higher volumes and increased receivables due to the recognition of AMP tax credits, partially offset by increased accounts payable.

Investing Activities. Net cash required by investing activities for the year ended December 31, 2023 was $285.8 million compared to net cash provided by investing activities of $90.7 million for the year ended December 31, 2022.
•Capital expenditures for the year ended December 31, 2023 increased to $203.5 million compared to $138.0 million for the year ended December 31, 2022 with the increase primarily driven by investments in two new facilities supporting expansion in our wind tower and utility structures businesses as well as various growth projects in the Construction Products segment.
•Proceeds from the sale of property, plant, and equipment and other assets totaled $36.6 million for the year ended December 31, 2023 compared to $32.2 million for the year ended December 31, 2022.
•Cash paid for acquisitions, net of cash acquired, was $120.9 million for the year ended December 31, 2023 compared to $75.1 million for the year ended December 31, 2022.
•Proceeds from the sale of the storage tanks business was $2.0 million during the year ended December 31, 2023, which was related to the resolution of certain contingencies from the sale, compared to $271.6 million during the year ended December 31, 2022.
Financing Activities. Net cash required by financing activities for the year ended December 31, 2023 was $30.8 million compared to $177.5 million of net cash required by financing activities for the year ended December 31, 2022.
•During the year ended December 31, 2023, the Company received net proceeds from borrowings under its revolving credit facility and term loan of $23.2 million, which was used to partially finance the Lake Point acquisition in the fourth quarter of 2023. During the year ended December 31, 2022, the Company received net proceeds from borrowings under its revolving credit facility of $30.0 million which was used to partially finance the RAMCO acquisition in the second quarter of 2022. The Company used $155.0 million of cash proceeds from the sale of the storage tanks business in the fourth quarter of 2022 to repay all amounts then borrowed under its revolving credit facility.
•Dividends paid during the year ended December 31, 2023 were $9.8 million, unchanged from the prior year.
•The Company paid $13.8 million during the year ended December 31, 2023 to repurchase common stock under the share repurchase program in effect at the time compared to $15.0 million paid during the year ended December 31, 2022.
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
Investing Activities. Net cash provided by investing activities for the year ended December 31, 2022 was $90.7 million compared to net cash required of $570.3 million for the year ended December 31, 2021.
•Capital expenditures for the year ended December 31, 2022 increased to $138.0 million compared to $85.1 million for the year ended December 31, 2021, driven by investment in various growth projects in our Construction Products and Engineered Structures segments.
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
•Cash paid for acquisitions, net of cash acquired, was $75.1 million for the year ended December 31, 2022 compared to $523.4 million during for the year ended December 31, 2021.
Financing Activities. Net cash required by financing activities during the year ended December 31, 2022 was $177.5 million compared to $380.9 million of net cash provided by financing activities for the same period in 2021.

•During the year ended December 31, 2022, the Company received net proceeds from borrowings under its revolving credit facility of $30.0 million, which was used to partially finance the RAMCO acquisition in the second quarter of 2022. Subsequently, the Company used $155.0 million of cash proceeds from the sale of the storage tanks business in the fourth quarter of 2022 to repay all amounts then borrowed under its revolving credit facility. During the year ended December 31, 2021, the Company received proceeds from the issuance of the $400 million senior notes to finance the acquisition of StonePoint. The Company also received proceeds of $100 million from borrowings under the revolving credit facility, of which $75 million were repaid during the year.
•Dividends paid during the year ended December 31, 2022 were $9.8 million, unchanged from the prior year.
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
As of December 31, 2023, we had $160.0 million of outstanding loans borrowed and there were approximately $22.0 million of letters of credit issued under the revolving credit facility, leaving $418.0 million available for borrowing. The majority of our letter of credit obligations support the Company’s various insurance programs.
The interest rates under the revolving credit facility are variable based on the daily simple or term Secured Overnight Financing Rate ("SOFR"), plus a 10-basis point credit spread adjustment, or an alternate base rate, in each case plus a margin for borrowing. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on Arcosa’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing based on SOFR ranges from 1.25% to 2.00% and was set at 1.50% as of December 31, 2023. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.25% at December 31, 2023.
The Company's revolving credit facility requires the maintenance of certain ratios related to leverage and interest coverage. As of December 31, 2023, we were in compliance with all such financial covenants. Borrowings under the credit agreement are guaranteed by certain wholly owned subsidiaries of the Company.
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
Repurchase Program
In December 2022, the Company’s Board of Directors (the “Board”) authorized a new $50.0 million share repurchase program effective January 1, 2023 through December 31, 2024 to replace a program of the same amount that expired on December 31, 2022. During the year ended December 31, 2023, the Company repurchased 200,000 shares at a cost of $13.8 million. As of December 31, 2023, the Company had a remaining authorization of $36.2 million under the program. Under the previous program, the Company repurchased 298,629 shares at a cost of $15.0 million during the year ended December 31, 2022. See Note 1 to the Consolidated Financial Statements.
Derivative Instruments
In December 2018, the Company entered into a $100.0 million interest rate swap instrument, effective as of January 2, 2019, to reduce the effect of changes in the variable interest rates associated with the first $100.0 million of borrowings under the Company's committed credit facility. In conjunction with the replacement of LIBOR with SOFR as a benchmark for borrowings under the Amended and Restated Credit Agreement, on July 1, 2023, the swap instrument transitioned from LIBOR to SOFR. The instrument effectively fixed the SOFR component of borrowings under the revolving credit facility at a monthly rate of 2.71% until such instrument's termination. The interest rate swap instrument expired in October 2023. See Note 3 and Note 7 to the Consolidated Financial Statements.

Stock-Based Compensation
We have a stock-based compensation plan for our directors, officers, and employees. See Note 13 to the Consolidated Financial Statements.
Employee Retirement Plans
In 2023, we sponsored an employee savings plan under the 401(k) plan that covered substantially all employees and included a company matching contribution with the investment of the funds directed by the participants. The Company also contributed to a multiemployer defined benefit pension plan under the terms of a collective-bargaining agreement that covered certain union-represented employees at one of our facilities. See Note 11 to the Consolidated Financial Statements.

Contractual Obligations and Commercial Commitments
As of December 31, 2023, we had the following contractual obligations and commercial commitments:

Contractual Obligations and Commercial Commitments	Total	Next 12 Months	Beyond 12 Months

	(in millions)
Debt	$560.0	$—	$560.0
Operating leases	41.3	9.4	31.9
Finance leases	13.8	7.2	6.6
Obligations for purchase of goods and services	198.9	153.2	45.7
Total	$814.0	$169.8	$644.2
See Note 15 to the Consolidated Financial Statements.

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
Our accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. We believe the following critical accounting policies include our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.
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
Long-lived Assets
As of December 31, 2023, net property, plant, and equipment and net intangible assets represent 37% and 8% of the Company's total assets, respectively. The methods for recognition of depreciation, depletion, and amortization are based on estimates regarding the expected future economic benefit to the Company and any potential impairment to the value of such assets could be significant. As such, the accounting treatment for these long-lived assets is a critical accounting policy.
Property, plant, and equipment are stated at cost and depreciated or depleted over their estimated useful lives, primarily using the straight-line method. Depletion of mineral reserves is calculated based on estimated proven and probable reserves using the units-of-production method on a quarry-by-quarry basis. Intangible assets, primarily consisting of customer relationships and permits, are recorded at fair value on the date of acquisition and amortized over their estimated useful lives using the straight-line method. See Note 1 to the Consolidated Financial Statements for additional information regarding the ranges of estimated useful lives by category of property, plant, and equipment and intangible assets.
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
The Company had no impairment charges during the years ended December 31, 2023 or 2022. Impairment charges of $2.9 million were recognized during the year ended December 31, 2021 related to assets that were classified as held for sale during the year.
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

During the year ended December 31, 2023, the Company voluntarily changed its annual goodwill impairment assessment date from December 31st to October 1st. This voluntary change is preferable under the circumstances as it better aligns the timing of the assessment with the timing of the Company's strategic planning and forecasting process and gives the Company sufficient time to complete the annual assessment in advance of year-end reporting. The change in accounting principle will not delay, accelerate, or avoid an impairment charge. The Company has determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of October 1 for periods prior to 2023 without the use of hindsight. As such, the Company has applied this change prospectively as of October 1, 2023.
As of December 31, 2023, goodwill totaled $990.7 million. Based on the Company's annual goodwill impairment test, performed at the reporting unit level as of October 1, 2023, the Company concluded that no impairment charges were determined to be necessary and that none of the reporting units evaluated were at risk of failing the goodwill impairment test. A reporting unit is considered to be at risk if its estimated fair value does not exceed the carrying value of its net assets by 10% or more. See Note 1 and Note 6 to the Consolidated Financial Statements.
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
A 100 basis point increase in the discount rate or reduction in the terminal growth rate would not have resulted in an impairment of goodwill for any of our reporting units as of October 1, 2023.
Contingencies and Litigation
The Company is involved in claims and lawsuits and environmental matters incidental to our business. We evaluate our exposure to such claims and suits periodically and establish accruals for these contingencies when probable losses can be reasonably estimated. The reasonably possible loss for such matters, taking into consideration our rights in indemnity and recourse to third parties was $1.1 million as of December 31, 2023 and ranged from $0.3 million to $1.9 million as of December 31, 2022.
Based on information currently available with respect to such claims and lawsuits, including information on claims and lawsuits as to which the Company is aware but for which the Company has not been served with legal process, it is management’s opinion that the ultimate outcome of all such claims and litigation, including settlements, in the aggregate will not have a material adverse effect on the Company’s financial condition for purposes of financial reporting. However, resolution of certain claims or lawsuits by settlement or otherwise, could impact the operating results of the reporting period in which such resolution occurs. For additional information, see Note 15 to the Consolidated Financial Statements.
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
As of December 31, 2023, the Company's adjusted net deferred tax liability was $172.8 million. At December 31, 2023, the Company had $33.7 million federal consolidated net operating loss carryforwards, primarily from businesses acquired, and $6.1 million of tax-effected state loss carryforwards remaining. In addition, the Company had $13.8 million of foreign net operating loss carryforwards that will begin to expire in the year 2024. We have established a valuation allowance for state and foreign tax operating losses and credits that we have estimated may not be realizable.
For additional information, see Note 10 to the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for information about recent accounting pronouncements.

Forward-Looking Statements
This annual report on Form 10-K (or statements otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the SEC, news releases, conferences, internet postings or otherwise) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performances, estimates, projections, goals, and forecasts. Arcosa uses the words “anticipates,” “assumes,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” “plans,” and similar expressions to identify these forward-looking statements. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements include, among others:

•the impact of pandemics, epidemics, or other public health emergencies on our sales, operations, supply chain, employees, and financial condition;
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
•if the Company's sustainability efforts are not favorably received by stockholders;

•if the Company does not realize some or all of the benefits expected from certain provisions of the IRA, including the AMP tax credits for wind towers, which remain subject to the issuance of additional guidance and clarification; and
•the delivery or satisfaction of any backlog or firm orders.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate revolving credit facility. As of December 31, 2023, we had $160.0 million of outstanding loans borrowed under the revolving credit facility. If interest rates average one percentage point more in fiscal year 2024 than they did during 2023, our interest expense would increase by $1.6 million. In comparison, at December 31, 2022, we estimated that an average increase of one percentage point would increase interest expense by $0.4 million, after considering the effects of interest rate hedges.
As of December 31, 2023, we had $400.0 million outstanding on our 4.375% senior notes (the "Notes") due 2029. The Notes have a 4.375% fixed annual interest rate and, therefore, our economic interest rate exposure is fixed. However, the values of the Notes are exposed to interest rate risk. We estimate that a one percentage point increase in market interest rates would decrease the fair value of the Notes by approximately $16.7 million. We carry the Notes at face value less unamortized discount on our Consolidated Balance Sheet and present the fair value for disclosure purposes only.
In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2023 was $125.8 million. The impact of such market risk exposures as a result of foreign exchange rate fluctuations has not been significant to Arcosa. See Note 9 to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data.

Arcosa, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Arcosa, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arcosa, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2024 expressed an unqualified opinion thereon.
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

Valuation of Goodwill

Description of the Matter
At December 31, 2023, the Company’s Construction Products segment had goodwill was $516.1 million and represented 14% of total assets. As discussed in Note 1 of the financial statements, goodwill is required to be tested for impairment annually, or on an interim basis whenever events or circumstances change, indicating that the carrying amount of the goodwill might be impaired.
Auditing management’s annual goodwill impairment test for Construction Products is complex due to the significant measurement uncertainty in determining the fair value of the reporting unit. In particular, the fair value estimate is sensitive to significant assumptions such as discount rate, revenue growth rates, and projected operating margins, which are affected by expected future market or economic conditions. Our risk assessment for goodwill impairment considers the amount by which the estimated fair value of a reporting unit exceeds the carrying value of its net assets since the level of precision required for estimated fair value increases as the difference between the estimated fair value and the carrying value narrows.

How We Addressed the Matter in Our Audit
We tested controls over the Company’s goodwill impairment process for estimating the fair value of the Construction Products segment. For example, we tested controls over management’s review of the valuation model and of the significant assumptions used to develop the prospective financial information, including management’s controls to validate that the data used in the valuation was complete and accurate. To test the fair value, our audit procedures included: (i) assessing the appropriateness of the methodology utilized by management to estimate fair value; (ii) assessing the significant assumptions used by management by comparing them to current industry and economic trends, considering changes in the Company’s business model, customer base or product mix and other relevant factors; (iii) performing sensitivity analyses of the significant assumptions; and (iv) reviewing the reconciliation of the fair value of all reporting units to the market capitalization of the Company and assessing the resulting control premium. In addition, we involved valuation specialists to assist us in evaluating the components and assumptions that are most significant to the fair value estimate.

/s/	ERNST & YOUNG LLP
We have served as the Company's auditor since 2015.
Dallas, Texas
February 23, 2024

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2023	2022	2021

	(in millions, except per share amounts)
Revenues	$2,307.9	$2,242.8	$2,036.4
Operating costs:
Cost of revenues	1,864.1	1,831.7	1,680.5
Selling, general, and administrative expenses	261.1	262.8	256.0
Gain on disposition of property, plant, equipment, and other assets	(28.2)	(11.7)	(10.3)
Gain on sale of storage tanks business	(6.4)	(189.0)	—
Impairment charge	—	—	2.9
	2,090.6	1,893.8	1,929.1
Total operating profit	217.3	349.0	107.3

Interest expense	28.1	31.0	23.4
Other, net (income) expense	(6.7)	1.8	0.3
	21.4	32.8	23.7
Income before income taxes	195.9	316.2	83.6
Provision for income taxes:
Current	4.9	25.6	2.1
Deferred	31.8	44.8	11.9
	36.7	70.4	14.0
Net income	$159.2	$245.8	$69.6

Net income per common share:
Basic	$3.27	$5.08	$1.44
Diluted	$3.26	$5.05	$1.42
Weighted average number of shares outstanding:
Basic	48.5	48.2	48.1
Diluted	48.7	48.5	48.6
Dividends declared per common share	$0.20	$0.20	$0.20

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Net income	$159.2	$245.8	$69.6
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.0, $0.9, and $0.3	0.1	3.5	1.1
Reclassification adjustments for losses (gains) included in net income, net of tax expense (benefit) of $0.4, ($0.2), and ($0.4)	(1.4)	0.8	1.4
Currency translation adjustment:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of ($0.1), ($0.1), and $0.0	0.8	(0.7)	0.3
	(0.5)	3.6	2.8
Comprehensive income	$158.7	$249.4	$72.4

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2023	December 31, 2022

	(in millions, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$104.8	$160.4
Receivables, net of allowance for doubtful accounts of $5.3 and $5.5	357.1	334.2
Inventories:
Raw materials and supplies	210.8	126.3
Work in process	42.7	59.2
Finished goods	148.3	130.3
	401.8	315.8
Other	48.3	46.4
Total current assets	912.0	856.8

Property, plant, and equipment, net	1,336.3	1,199.6
Goodwill	990.7	958.5
Intangibles, net	270.7	256.1
Deferred income taxes	6.8	9.6
Other assets	61.4	60.0
	$3,577.9	$3,340.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$272.5	$190.7
Accrued liabilities	117.4	121.8
Advance billings	34.5	40.5
Current portion of long-term debt	6.8	14.7
Total current liabilities	431.2	367.7

Debt	561.9	535.9
Deferred income taxes	179.6	175.6
Other liabilities	73.2	77.0
	1,245.9	1,156.2
Stockholders’ equity:
Common stock, $0.01 par value – 200.0 shares authorized at December 31, 2023; 200.0 at December 31, 2022; 48.6 shares issued and outstanding at December 31, 2023; 48.4 at December 31, 2022	0.5	0.5
Capital in excess of par value	1,682.8	1,684.1
Retained earnings	664.9	515.5
Accumulated other comprehensive loss	(16.2)	(15.7)
	2,332.0	2,184.4
	$3,577.9	$3,340.6

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Operating activities:
Net income	$159.2	$245.8	$69.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	159.5	154.1	144.3
Impairment charge	—	—	2.9
Stock-based compensation expense	23.9	19.1	18.0
Provision for deferred income taxes	31.8	44.8	11.9
Gain on disposition of property, plant, equipment, and other assets	(28.2)	(11.7)	(10.3)
Gain on sale of storage tanks business	(6.4)	(189.0)	—
(Increase) decrease in other assets	(6.4)	(3.8)	5.2
Increase (decrease) in other liabilities	(7.1)	(16.0)	(22.6)
Other	6.5	(3.7)	(2.2)
Changes in current assets and liabilities:
(Increase) decrease in receivables	(47.8)	(65.9)	(25.9)
(Increase) decrease in inventories	(83.5)	(26.7)	(24.6)
(Increase) decrease in other current assets	(1.8)	(8.5)	(13.3)
Increase (decrease) in accounts payable	77.2	27.0	34.7
Increase (decrease) in advance billings	(1.4)	21.9	(26.1)
Increase (decrease) in accrued liabilities	(14.5)	(13.1)	4.9
Net cash provided by operating activities	261.0	174.3	166.5

Investing activities:
Proceeds from disposition of property, plant, equipment, and other assets	36.6	32.2	20.0
Capital expenditures	(203.5)	(138.0)	(85.1)
Acquisitions, net of cash acquired	(120.9)	(75.1)	(523.4)
Proceeds from sale of businesses	2.0	271.6	18.2
Net cash provided (required) by investing activities	(285.8)	90.7	(570.3)

Financing activities:
Payments to retire debt	(143.8)	(220.2)	(83.2)
Proceeds from issuance of debt	160.0	80.0	500.0
Shares repurchased	(13.8)	(15.0)	(9.4)
Dividends paid to common shareholders	(9.8)	(9.8)	(9.8)
Purchase of shares to satisfy employee tax on vested stock	(11.4)	(12.5)	(10.1)
Holdback payment from acquisition	(10.0)	—	—
Debt issuance costs	(2.0)	—	(6.6)
Net cash (required) provided by financing activities	(30.8)	(177.5)	380.9
Net increase (decrease) in cash and cash equivalents	(55.6)	87.5	(22.9)
Cash and cash equivalents at beginning of period	160.4	72.9	95.8
Cash and cash equivalents at end of period	$104.8	$160.4	$72.9
Income tax payments for the years ended 2023, 2022, and 2021 were $13.6 million, $21.9 million, and $2.9 million, respectively.
See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock					Treasury Stock
	Shares	$0.01 Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Total Stockholders’ Equity

	(in millions, except par value)
Balances at December 31, 2020	48.2	$0.5	$1,694.1	$219.7	$(22.1)	—	$—	$1,892.2
Net income	—	—	—	69.6	—	—	—	69.6
Other comprehensive loss	—	—	—	—	2.8	—	—	2.8
Cash dividends on common stock	—	—	—	(9.8)	—	—	—	(9.8)
Restricted shares, net	0.5	—	20.8	—	—	(0.2)	(12.9)	7.9
Shares repurchased	—	—	—	—	—	(0.2)	(9.4)	(9.4)
Retirement of treasury stock	(0.4)	—	(22.3)	—	—	0.4	22.3	—
Balances at December 31, 2021	48.3	$0.5	$1,692.6	$279.5	$(19.3)	—	$—	$1,953.3
Net income	—	—	—	245.8	—	—	—	245.8
Other comprehensive income	—	—	—	—	3.6	—	—	3.6
Cash dividends on common stock	—	—	—	(9.8)	—	—	—	(9.8)
Restricted shares, net	0.7	—	20.1	—	—	(0.3)	(13.6)	6.5
Shares repurchased	—	—	—	—	—	(0.3)	(15.0)	(15.0)
Retirement of treasury stock	(0.6)	—	(28.6)	—	—	0.6	28.6	—
Balances at December 31, 2022	48.4	$0.5	$1,684.1	$515.5	$(15.7)	—	$—	$2,184.4
Net income	—	—	—	159.2	—	—	—	159.2
Other comprehensive income	—	—	—	—	(0.5)	—	—	(0.5)
Cash dividends on common stock	—	—	—	(9.8)	—	—	—	(9.8)
Restricted shares, net	0.5	—	24.6	—	—	(0.1)	(12.1)	12.5
Shares repurchased	—	—	—	—	—	(0.2)	(13.8)	(13.8)
Retirement of treasury stock	(0.3)	—	(25.9)	—	—	0.3	25.9	—
Balances at December 31, 2023	48.6	$0.5	$1,682.8	$664.9	$(16.2)	—	$—	$2,332.0

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
Stockholders' Equity
In December 2022, the Company’s Board of Directors (the “Board”) authorized a new $50.0 million share repurchase program effective January 1, 2023 through December 31, 2024 to replace a program of the same amount that expired on December 31, 2022. During the year ended December 31, 2023, the Company repurchased 200,000 shares at a cost of $13.8 million. As of December 31, 2023, the Company had a remaining authorization of $36.2 million under the program. Under the previous program, the Company repurchased 298,629 shares at a cost of $15.0 million during the year ended December 31, 2022.
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
Engineered Structures
Within the Engineered Structures segment, revenue is recognized for our wind tower and certain utility structure product lines over time as the products are manufactured using an input approach based on the costs incurred relative to the total estimated costs of production. We recognize revenue over time for these products as they are highly customized to the needs of an individual customer resulting in no alternative use to the Company if not purchased by the customer after the contract is executed, and we have the right to bill the customer for our work performed to date plus at least a reasonable profit margin for work performed. As of December 31, 2023 and 2022, we had a contract asset of $66.8 million and $77.5 million, respectively, which is included in receivables, net of allowance, within the Consolidated Balance Sheets. The decrease in the contract asset is attributed to the timing of deliveries of finished structures to customers during the period. For all other products, revenue is recognized when the customer has accepted the product and legal title of the product has passed to the customer.
Transportation Products
The Transportation Products segment recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.

Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of December 31, 2023 and the percentage of the outstanding performance obligations as of December 31, 2023 expected to be delivered during 2024:

	Unsatisfied performance obligations at
	December 31, 2023
	Total Amount	Percent expected to be delivered in 2024
	(in millions)
Engineered Structures:
Utility, wind, and related structures	$1,367.5	43%

Transportation Products:
Inland barges	$253.7	100%
Approximately 43% of the unsatisfied performance obligations for our utility, wind, and related structures in our Engineered Structures segment is expected to be delivered during 2024, approximately 27% is expected to be delivered during 2025, and the remainder is expected to be delivered through 2028. All of the unsatisfied performance obligations for inland barges in our Transportation Products segment are expected to be delivered during 2024.
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
Financial Instruments
The Company considers all highly liquid debt instruments to be cash and cash equivalents if purchased with a maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and receivables. The Company places its cash investments in bank deposits and highly rated money market funds, and its investment policy limits the amount of credit exposure to any one commercial issuer. We seek to limit concentrations of credit risk with respect to receivables with control procedures that monitor the credit worthiness of customers, together with the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected credit losses. Receivable balances determined to be uncollectible are charged against the allowance. To accelerate the conversion to cash, the Company may sell a portion of its trade receivables to third parties. The Company has no recourse to these receivables once they are sold but may have continuing involvement related to servicing and collection activities. The impact of these transactions in the Company's Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021 was not significant. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.
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
Goodwill and Intangible Assets
Goodwill is required to be tested for impairment annually, or on an interim basis when events or changes in circumstances indicate the carrying amount might be impaired. The quantitative goodwill impairment test is assessed at the “reporting unit” level by comparing the reporting unit's estimated fair value with the carrying amount of its net assets. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized. The goodwill impairment is measured as the excess of the reporting unit's carrying value over its fair value, not to exceed the amount of goodwill allocated to the reporting unit. The estimates and judgments that most significantly affect the fair value calculations are assumptions, consisting of level three inputs, related to revenue and operating profit growth, discount rates, and exit multiples.
During the year ended December 31, 2023, the Company voluntarily changed its annual goodwill and indefinite-lived intangible impairment assessment date from December 31st to October 1st. This voluntary change is preferable under the circumstances as it better aligns the timing of the assessment with the timing of the Company's strategic planning and forecasting process and gives the Company sufficient time to complete the annual assessment in advance of year-end reporting. The change in accounting principle will not delay, accelerate, or avoid an impairment charge. The Company has determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of October 1 for periods prior to 2023 without the use of hindsight. As such, the Company has applied this change prospectively as of October 1, 2023.
As of October 1, 2023 and December 31, 2022, the Company's annual impairment test of goodwill was completed at the reporting unit level and no impairment charges were determined to be necessary.
Intangible assets are recorded at fair value, using level three inputs, on the date of acquisition and evaluated to determine their estimated useful life. These assets primarily consist of customer relationships and permits and are amortized using the straight-line method. The estimated useful lives for definite-lived intangible assets are: customer relationships - 2 to 15 years; permits - 10 to 29 years; and other - 5 to 10 years.
Indefinite-lived intangible assets primarily relate to an acquired trademark. These assets are not amortized but are evaluated for impairment annually, or on an interim basis when events or changes in circumstances indicate the carrying amount may not be recoverable. The impairment test compares the fair value of each asset to its carrying value using a relief from royalty method. As of October 1, 2023 and December 31, 2022, the Company's annual impairment test was completed and no impairment charges were determined to be necessary.
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
The Company had no impairment charges during the years ended December 31, 2023 or 2022. Impairment charges of $2.9 million were recognized during the year ended December 31, 2021 related to assets that were classified as held for sale during the year. The assets related to a non-operating facility within our Engineered Structures segment that was sold in 2022.
Workers’ Compensation
The Company is effectively self-insured for workers’ compensation claims. A third-party administrator is used to process claims. We accrue our workers' compensation liability based upon independent actuarial studies. As of December 31, 2023 and 2022, the Company's accrual for worker's compensation costs was $24.2 million and $28.2 million, respectively, which is included in accrued liabilities and other long-term liabilities within the Consolidated Balance Sheets.

Warranties
The Company provides various express, limited product warranties that generally range from 1 to 5 years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical, accepted claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assesses the adequacy of the resulting reserves on a quarterly basis. As of December 31, 2023 and 2022, the Company's accrual for warranty costs was $1.2 million and $1.5 million, respectively, which is included in accrued liabilities within the Consolidated Balance Sheets.
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
Recently issued accounting pronouncements not adopted as of December 31, 2023
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 will become effective for public companies during annual reporting periods beginning after December 15, 2023 and interim reporting periods beginning after December 15, 2024, with early adoption permitted. Although the ASU only requires additional disclosures about the Company's operating segments, the Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to improve the transparency of income tax disclosures by requiring 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. The standard also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 will become effective for public companies during annual reporting periods beginning after December 15, 2024, with early adoption permitted. Although the ASU only modifies the Company's required income tax disclosures, the Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements.
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

Note 2. Acquisitions and Divestitures
The Company's acquisition activities are summarized below:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Acquisitions:
Purchase price	$119.4	$75.6	$539.2
Net cash paid	$120.9	$75.1	$523.4
Goodwill recorded	$40.4	$11.6	$149.5
2023 Acquisitions
On December 20, 2023, we completed the acquisition of certain assets and liabilities of Lake Point Holdings, LLC and Lake Point Restoration LLC, (collectively "Lake Point") a Florida based natural aggregates business in our Construction Products segment, for a total purchase price of $65.0 million. The acquisition was funded with $60.0 million of borrowings under our revolving credit facility and cash on hand. The acquisition was recorded as a business combination based on a valuation of the assets acquired and liabilities assumed at their acquisition date fair value using unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities ("Level 3" inputs). The preliminary valuation resulted in the recognition of, among others, $10.4 million of property, plant, and equipment, $22.8 million of mineral reserves, $13.1 million of permits, and $14.2 million of goodwill in our Construction Products segment. We expect to complete our purchase price allocation as soon as reasonably possible, not to exceed one year from the acquisition date. Adjustments to the preliminary purchase price allocation could be material, particularly with respect to our preliminary estimates of mineral reserves, permits, and property, plant, and equipment.
In October 2023, we completed the acquisition of certain assets and liabilities of a Florida based recycled aggregates business and a Phoenix, Arizona based recycled aggregates business, both of which are included in our Construction Products segment. The purchase prices of these acquisitions were not significant.
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
Divestitures
There was no divestiture activity during the year ended December 31, 2023.
In October 2022, the Company completed the sale of its storage tanks business for $275 million. Net cash proceeds received at closing were approximately $271.6 million, after transaction closing costs. The sale resulted in a pre-tax gain of $189.0 million recognized during the year ended December 31, 2022. An additional gain of $6.4 million was recognized during the year ended December 31, 2023, primarily due to the resolution of certain contingencies from the sale. The storage tanks business, historically reported within the Engineered Structures segment as continuing operations until the date of sale, is a leading manufacturer of steel pressure tanks for the storage and transportation of propane, ammonia, and other gases serving the residential, commercial, energy, and agricultural markets with operations in the U.S. and Mexico. Revenues and operating profit of the storage tanks business prior to the sale were $188.9 million and $41.1 million, respectively, for the year ended December 31, 2022, and $216.2 million and $36.8 million, respectively, for the year ended December 31, 2021. As the sale of the storage tanks business was not considered a strategic shift that would have had a major effect on the Company's operations or financial results, it is not reported as a discontinued operation. In October 2022, the Company used $155.0 million of the cash proceeds from the sale to repay the outstanding loans borrowed under its revolving credit facility. See Note 7 Debt for additional information.
In November 2021, we completed the divestiture of certain assets and liabilities of an asphalt operation previously acquired as part of the StonePoint acquisition with a selling price of approximately $19.0 million. The income statement impact of the disposal was not significant as the assets were recorded at fair value as of their acquisition date in April 2021.
Other
In June 2023, the Company settled a $15.0 million holdback obligation from the 2021 acquisition of Southwest Rock upon the extension of a certain mineral reserve lease. Based on final negotiations with the seller, the holdback obligation was settled for $10.0 million and paid in June 2023. The $5.0 million difference between the settlement amount and the amount accrued at the time of acquisition was recorded as a reduction in cost of revenues in the Consolidated Statement of Operations.

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of December 31, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)
Liabilities:
Contingent consideration(2)	$—	$—	$2.7	$2.7
Total liabilities	$—	$—	$2.7	$2.7

	Fair Value Measurement as of December 31, 2022
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets:
Cash equivalents	$134.0	$—	$—	$134.0
Interest rate hedge(1)	—	1.8	—	1.8
Total assets	$134.0	$1.8	$—	$135.8

Liabilities:
Contingent consideration(2)	$—	$—	$2.4	$2.4
Total liabilities	$—	$—	$2.4	$2.4

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
The financial information for these segments is shown in the tables below. We operate principally in North America.
Year Ended December 31, 2023

	Revenues	Operating Profit (Loss)	Assets	Depreciation, Depletion, & Amortization	Capital Expenditures

Aggregates and specialty materials	$879.9
Construction site support	121.4
Construction Products	1,001.3	$138.6	$2,043.1	$111.7	$89.9

Utility, wind, and related structures	873.5
Engineered Structures	873.5	95.7	1,063.4	26.6	97.8

Inland barges	280.2
Steel components	153.3
Transportation Products	433.5	45.8	308.2	16.0	13.9

Segment Totals	2,308.3	280.1	3,414.7	154.3	201.6
Corporate	—	(62.8)	163.2	5.2	1.9
Eliminations	(0.4)	—	—	—	—
Consolidated Total	$2,307.9	$217.3	$3,577.9	$159.5	$203.5

 Year Ended December 31, 2022

	Revenues	Operating Profit (Loss)	Assets	Depreciation, Depletion, & Amortization	Capital Expenditures

Aggregates and specialty materials	$821.4
Construction site support	102.1
Construction Products	923.5	$96.5	$1,895.7	$102.7	$84.6

Utility, wind, and related structures	813.1
Storage tanks	188.9
Engineered Structures	1,002.0	307.0	956.1	30.5	44.5

Inland barges	189.9
Steel components	127.4
Transportation Products	317.3	11.5	264.0	15.8	8.8

Segment Totals	2,242.8	415.0	3,115.8	149.0	137.9
Corporate	—	(66.0)	224.8	5.1	0.1
Consolidated Total	$2,242.8	$349.0	$3,340.6	$154.1	$138.0

Year Ended December 31, 2021

	Revenues	Operating Profit (Loss)	Assets	Depreciation, Depletion, & Amortization	Capital Expenditures

Aggregates and specialty materials	$711.6
Construction site support	85.2
Construction Products	796.8	$83.2	$1,741.1	$88.7	$44.2

Utility, wind, and related structures	717.9
Storage tanks	216.2
Engineered Structures	934.1	88.0	1,077.9	33.1	32.0

Inland barges	215.7
Steel components	89.9
Transportation Products	305.6	6.4	267.6	17.8	8.8

Segment Totals	2,036.5	177.6	3,086.6	139.6	85.0
Corporate	—	(70.3)	101.5	4.7	0.1
Eliminations	(0.1)	—	—	—	—
Consolidated Total	$2,036.4	$107.3	$3,188.1	$144.3	$85.1
Corporate assets are composed of cash and cash equivalents, certain property, plant, and equipment, and other assets. Capital expenditures exclude amounts paid for business acquisitions, but include amounts paid for the acquisition of land and reserves in our Construction Products segment.
Revenues from one customer included in the Engineered Structures segment constituted 8.1%, 9.3%, and 9.5% of consolidated revenues for the years ended December 31, 2023, 2022, and 2021, respectively.

Revenues and operating profit (loss) for our Mexico operations for the years ended December 31, 2023, 2022, and 2021 are presented below. The decreases from 2022 to 2023 are largely due to the sale of the storage tanks business. The operating profit presented below for the years ended December 31, 2023 and 2022 excludes the gain on sale of the storage tanks business. See Note 2 Acquisitions and Divestitures. Our Canadian operations were not significant in relation to the Consolidated Financial Statements.

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Mexico:
Revenues:
External	$34.1	$120.9	$137.5
Intercompany	55.6	65.3	87.7
	$89.7	$186.2	$225.2

Operating profit (loss)	$2.2	$7.5	$8.4
Total assets and long-lived assets for our Mexico operations as of December 31, 2023 and 2022 are presented below:

	Total Assets		Long-Lived Assets

	December 31,
	2023	2022	2023	2022

	(in millions)
Mexico	$129.9	$112.5	$78.5	$63.4

Note 5. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022

	(in millions)
Land	$140.2	$138.7
Mineral reserves	546.9	506.3
Buildings and improvements	345.6	308.3
Machinery and other	1,121.0	973.9
Construction in progress	115.5	83.7
	2,269.2	2,010.9
Less accumulated depreciation and depletion	(932.9)	(811.3)
	$1,336.3	$1,199.6
We did not capitalize any interest expense as part of the construction of facilities and equipment during 2023 or 2022.
As of December 31, 2023 and 2022, the Company had non-operating facilities with a net book value of $14.6 million and $15.5 million, respectively, classified as property, plant, and equipment, net on our Consolidated Balance Sheets. We estimate the fair market value of properties not currently in use based on the location and condition of the properties, the fair market value of similar properties in the area, and the Company's experience selling similar properties in the past. Our estimated fair value of these assets exceeds their book value.

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill by segment is as follows:

	December 31, 2023	December 31, 2022

	(in millions)
Construction Products	$516.1	$483.9
Engineered Structures	437.6	437.6
Transportation Products	37.0	37.0
	$990.7	$958.5
The increase in goodwill for Construction Products during the year ended December 31, 2023 is primarily due to acquisitions completed during the period and final measurement period adjustments from the acquisition of RAMCO. See Note 2 Acquisitions and Divestitures.
Intangible Assets
Intangibles, net consisted of the following:

	December 31, 2023	December 31, 2022

	(in millions)
Intangibles with indefinite lives - Trademarks	$34.9	$34.1

Intangibles with definite lives:
Customer relationships	142.7	136.9
Permits	166.9	141.7
Other	2.3	2.7
	311.9	281.3
Less accumulated amortization	(76.1)	(59.3)
	235.8	222.0
Intangible assets, net	$270.7	$256.1
Total amortization expense from intangible assets was $20.9 million, $19.7 million, and $18.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Expected future amortization expense of intangibles as of December 31, 2023 is as follows:

Amortization Expense
(in millions)
2024	$20.8
2025	20.0
2026	17.4
2027	15.6
2028	15.1
Thereafter	146.9

Note 7. Debt
The following table summarizes the components of debt as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022

	(in millions)
Revolving credit facility	$160.0	$—
Term loan	—	136.8
Senior notes	400.0	400.0
Finance leases (see Note 8 Leases)	13.1	19.1
	573.1	555.9
Less: unamortized debt issuance costs	(4.4)	(5.3)
Total debt	$568.7	$550.6
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
As of December 31, 2023, we had $160.0 million of outstanding loans borrowed under the revolving credit facility, and there were approximately $22.0 million of letters of credit issued under the revolving credit facility, leaving $418.0 million available for borrowing. Of the outstanding letters of credit as of December 31, 2023, $21.4 million are expected to expire in 2024, with the remainder in 2025. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year.
The interest rates under the revolving credit facility are variable based on the daily simple or term Secured Overnight Financing Rate ("SOFR"), plus a 10-basis point credit spread adjustment, or an alternate base rate, in each case plus a margin for borrowing. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on the Company’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing based on SOFR ranges from 1.25% to 2.00% and was set at 1.50% as of December 31, 2023. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.25% at December 31, 2023.
The Company's revolving credit facility requires the maintenance of certain ratios related to leverage and interest coverage. As of December 31, 2023, we were in compliance with all such financial covenants. Borrowings under the credit agreement are guaranteed by certain wholly owned subsidiaries of the Company.
The carrying value of borrowings under our revolving credit facility approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input). See Note 3 Fair Value Accounting.
During the year ended December 31, 2023, the Company capitalized $2.0 million of debt issuance costs associated with the amendment and extension of the revolving credit facility. As of December 31, 2023, the Company had $2.4 million of unamortized debt issuance costs related to the revolving credit facility, which are included in other assets on the Consolidated Balance Sheet.
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
The estimated fair value of the Notes as of December 31, 2023 was $371.8 million based on a quoted market price in a market with little activity (Level 2 input).
In connection with the issuance of the Notes, the Company paid $6.6 million of debt issuance costs.
The remaining principal payments under existing debt agreements as of December 31, 2023 are as follows:

	2024	2025	2026	2027	2028	Thereafter

	(in millions)
Revolving credit facility	$—	$—	$—	$—	$160.0	$—
Senior notes	—	—	—	—	—	400.0
Interest rate hedges
In December 2018, the Company entered into a $100.0 million interest rate swap instrument, effective as of January 2, 2019, to reduce the effect of changes in the variable interest rates associated with the first $100.0 million of borrowings under the Company's committed credit facility. In conjunction with the replacement of LIBOR with SOFR as a benchmark for borrowings under the Amended and Restated Credit Agreement, on July 1, 2023, the swap instrument transitioned from LIBOR to SOFR. The instrument effectively fixed the SOFR component of borrowings under the revolving credit facility at a monthly rate of 2.71% until such instrument's termination. The interest rate swap instrument expired in October 2023. See Note 3 Fair Value Accounting.

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
Future minimum lease payments for operating and finance lease obligations as of December 31, 2023 consisted of the following:

	Operating Leases	Finance Leases

	(in millions)
2024	$9.4	$7.2
2025	9.0	5.1
2026	7.0	1.3
2027	4.2	0.2
2028	2.6	—
Thereafter	9.1	—
Total undiscounted future minimum obligations	41.3	13.8
Less imputed interest	(3.2)	(0.7)
Present value of net minimum lease obligations	$38.1	$13.1

The following table summarizes our operating and finance leases and their classification within the Consolidated Balance Sheet.

	December 31, 2023	December 31, 2022

	(in millions)
Assets
Operating - Other assets	$36.7	$33.9
Finance - Property, plant, and equipment, net	16.5	22.4
Total lease assets	53.2	56.3

Liabilities
Current
Operating - Accrued liabilities	8.4	6.7
Finance - Current portion of long-term debt	6.8	6.3
Non-current
Operating - Other liabilities	29.7	29.9
Finance - Debt	6.3	12.8
Total lease liabilities	$51.2	$55.7
Operating lease costs were $9.4 million and $7.3 million during the years ended December 31, 2023 and 2022, respectively, and are included in cost of revenues and selling, general, and administrative expenses on the Consolidated Statements of Operations. Costs related to variable lease rates or leases with terms less than twelve months were not significant. Amortization of finance lease assets was $5.2 million and $5.1 million during the years ended December 31, 2023 and 2022, respectively, and is included in cost of revenues and selling, general, and administrative expenses on the Consolidated Statements of Operations. Interest expense on finance lease liabilities was not significant during the years ended December 31, 2023 and 2022.
The following table includes supplemental cash flow and non-cash information related to leases:

	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Cash paid for operating leases	$9.3	$7.6
Cash paid for finance leases	$7.0	$7.7

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$7.7	$15.2
Finance leases	$1.0	$10.7
Other information about lease amounts recognized in our Consolidated Financial Statements is as follows:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term - operating leases	6.2 years	7.2 years
Weighted average remaining lease term - finance leases	2.0 years	3.1 years
Weighted average discount rate - operating leases	5.3%	5.2%
Weighted average discount rate - finance leases	3.8%	3.8%

Note 9. Other, Net
Other, net (income) expense consists of the following items:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Interest income	$(4.7)	$(1.1)	$—
Foreign currency exchange transactions	(1.7)	3.3	0.6
Other	(0.3)	(0.4)	(0.3)
Other, net (income) expense	$(6.7)	$1.8	$0.3

Note 10. Income Taxes
The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Current:
Federal	$3.0	$11.3	$0.8
State	1.9	7.9	0.7
Foreign	—	6.4	0.6
Total current	4.9	25.6	2.1
Deferred:
Federal	25.0	37.5	12.6
State	4.1	5.7	(2.3)
Foreign	2.7	1.6	1.6
Total deferred	31.8	44.8	11.9
Provision	$36.7	$70.4	$14.0
The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Year Ended December 31,
	2023	2022	2021
Statutory rate	21.0%	21.0%	21.0%
State taxes, including prior year true-ups	2.3	3.8	(2.3)
AMP tax credits	(3.5)	—	—
Statutory depletion	(2.1)	(1.3)	(3.0)
Changes in valuation allowances and reserves	1.8	0.1	0.1
Prior year true-ups	(0.5)	—	(3.2)
Foreign adjustments	1.8	(0.2)	1.3
Currency adjustments	(2.6)	(0.8)	(0.4)
Compensation related items	—	0.2	1.1
Disallowed transaction costs	—	—	0.9
Other, net	0.5	(0.5)	1.2
Effective rate	18.7%	22.3%	16.7%

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. Among other things, the IRA introduces a 15% alternative minimum tax for corporations with a three-year taxable year average annual adjusted financial statement income in excess of $1 billion and imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The Company has evaluated these new provisions and has concluded these provisions have no impact on its financial results for the year ended December 31, 2023.
The IRA also provides for certain manufacturing, production, and investment tax credit incentives, including new Advanced Manufacturing Production (“AMP”) tax credits for companies that domestically manufacture and sell clean energy equipment, including wind towers. For the year ended December 31, 2023, the Company has recognized $32.4 million in AMP tax credits for wind towers produced and sold in 2023 which are included as a reduction to cost of revenues on the Consolidated Statement of Operations due to the refundable nature of the credits. Tax credits in the amount of $7.7 million are included in receivables, net and the remaining $24.7 million are included in deferred tax assets on the Consolidated Balance Sheet.
Certain provisions of the IRA, including the AMP tax credits for wind towers, remain subject to the issuance of additional guidance and clarification. We have considered the applicable current laws and regulations in our tax provision for the year ended December 31, 2023, and continue to evaluate the impact of these tax law changes on future periods.
Income before income taxes for the December 31, 2023, 2022, and 2021 was $182.6 million, $271.1 million, and $76.6 million, respectively, for U.S. operations, and $13.3 million, $45.1 million, and $7.0 million, respectively, for foreign operations, principally Mexico and Canada. The Company provides deferred income taxes on the unrepatriated earnings of its foreign operations where it results in a deferred tax liability.
Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are as follows:

	December 31,
	2023	2022

	(in millions)
Deferred tax liabilities:
Depreciation, depletion, and amortization	$230.8	$208.5
Total deferred tax liabilities	230.8	208.5
Deferred tax assets:
Workers compensation and other benefits	13.9	16.2
Warranties and reserves	1.1	1.2
Equity items	(0.3)	(0.5)
Tax loss carryforwards and credits	52.8	29.2
Inventory	1.9	1.0
Accrued liabilities and other	(2.3)	1.4
Total deferred tax assets	67.1	48.5
Net deferred tax assets (liabilities) before valuation allowances	(163.7)	(160.0)
Valuation allowances	9.1	6.0
Adjusted net deferred tax assets (liabilities)	$(172.8)	$(166.0)
At December 31, 2023, the Company had $33.7 million of federal consolidated net operating loss carryforwards, primarily from businesses acquired, and $6.1 million of tax-effected state loss carryforwards remaining. In addition, the Company had $13.8 million of tax-effected foreign net operating loss carryforwards that will begin to expire in the year 2024.
We have established a valuation allowance for state and foreign tax operating losses and credits that we have estimated may not be realizable.

Income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. This amount is recognized upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled approximately $107.6 million as of December 31, 2023. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.
Taxing authority examinations
We have multiple federal tax return filings that are subject to examination by the Internal Revenue Service (“IRS”). U.S. federal tax returns of the Company for the 2020-2022 tax years currently remain open for possible examination. During the year ended December 31, 2021, the IRS formally commenced an audit of the 2018 tax return for one of our subsidiaries and the audit was subsequently closed in 2022. We have various subsidiaries that file separate state tax returns that are subject to examination by taxing authorities. State tax returns of these subsidiaries for 2019 and later tax years, generally currently remain open for possible examination. We have various subsidiaries in Mexico that file separate tax returns that are subject to examination by taxing authorities. Mexican tax returns of these subsidiaries for 2015 and later tax years currently remain open for possible examination.
Unrecognized tax benefits
Unrecognized tax benefits represent the differences between tax positions taken or expected to be taken on a tax return and the benefits recognized for financial statement purposes. There were no unrecognized tax benefits as of December 31, 2023, 2022, and 2021.
The Company accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. There were no accrued interest and penalties as of December 31, 2023, 2022, and 2021.

Note 11. Employee Retirement Plans
The Company sponsors defined contribution plans and defined benefit plans that provide retirement income for eligible employees and retirees of the Company.
Total employee retirement plan expense, which includes related administrative expenses, is as follows:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Defined contribution plans	$15.3	$12.5	$11.9
Multiemployer plan	1.5	1.6	1.8
	$16.8	$14.1	$13.7
Defined Contribution Plans
Established under Internal Revenue Code Section 401(k), the Arcosa, Inc. 401(k) Plan (“401(k) Plan”) is a defined contribution plan available to all eligible employees. Participants in the 401(k) Plan are eligible to receive future retirement benefits through elected contributions and a company-funded match with the investment of the funds directed by the participants.
The Company also sponsors a fully‑funded, non-qualified deferred compensation plan. The invested assets and related liabilities of these participants were approximately $5.4 million at December 31, 2023 and $4.3 million at December 31, 2022, which are included in other assets and other liabilities on the Consolidated Balance Sheets. Distributions from the Company’s non-qualified deferred compensation plan to participants were approximately $1.5 million for the year ended December 31, 2023 and $1.2 million for the year ended December 31, 2022.

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
Our participation in the multiemployer plan for the year ended December 31, 2023 is outlined in the table below. The Pension Protection Act (“PPA”) zone status at December 31, 2023 and 2022 is as of the plan years beginning January 1, 2022 and 2021, respectively, and is obtained from the multiemployer plan's regulatory filings available in the public domain and certified by the plan's actuary. Among other factors, plans in the green zone are at least 80% funded, plans in the yellow zone are less than 80% funded, and plans in the red zone are less than 65% funded. Federal law requires that plans classified in the yellow or red zones adopt a funding improvement plan or a rehabilitation plan in order to improve the financial health of the plan. The Company's contributions to the multiemployer plan were less than 5% of total contributions to the plan. The last column in the table lists the expiration date of the collective bargaining agreement to which the plan is subject.

		PPA Zone Status			Contributions for Year Ended December 31,
Pension Fund	Employer Identification Number	2023	2022	Rehabilitation plan status	2023	2022	2021	Surcharge imposed	Expiration date of collective bargaining agreement

					(in millions)
Boilermaker-Blacksmith National Pension Trust	48-6168020	Green	Yellow	NA	$1.5	$1.6	$1.7	No	06/30/2025
Employer contributions to the multiemployer plan for the year ending December 31, 2024 are expected to be $1.5 million.
ACG Pension Plan
In connection with the acquisition of ACG in December 2018, the Company assumed the assets and liabilities related to a defined benefit pension plan. As of December 31, 2023, the plan assets totaled $4.3 million and the projected benefit obligation totaled $2.9 million, for a net over funded status of $1.4 million, which is included in other assets on the Consolidated Balance Sheet. The net pension expense for the year ended December 31, 2023 was not significant. Employer contributions for the ACG pension plan for the year ending December 31, 2024 are not expected to be significant.

Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the years ended December 31, 2023, December 31, 2022, and December 31, 2021 are as follows:

	Currency translation adjustments	Unrealized gain (loss) on derivative financial instruments	Accumulated other comprehensive loss

	(in millions)
Balances at December 31, 2020	$(16.6)	$(5.5)	$(22.1)
Other comprehensive income (loss), net of tax, before reclassifications	0.3	1.1	1.4
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, ($0.4), and ($0.4)	—	1.4	1.4
Other comprehensive income (loss)	0.3	2.5	2.8
Balances at December 31, 2021	(16.3)	(3.0)	(19.3)
Other comprehensive income (loss), net of tax, before reclassifications	(0.7)	3.5	2.8
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, ($0.2), and ($0.2)	—	0.8	0.8
Other comprehensive income (loss)	(0.7)	4.3	3.6
Balances at December 31, 2022	(17.0)	1.3	(15.7)
Other comprehensive income (loss), net of tax, before reclassifications	0.8	0.1	0.9
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, $0.4, and $0.4	—	(1.4)	(1.4)
Other comprehensive income (loss)	0.8	(1.3)	(0.5)
Balances at December 31, 2023	$(16.2)	$—	$(16.2)
Reclassifications of unrealized before-tax losses on derivative financial instruments are included in interest expense in the Consolidated Statements of Operations.

Note 13. Stock-Based Compensation
The Arcosa Inc. 2018 Stock Option and Incentive Plan (the “Plan”) provides for the grant of equity awards, including stock options, restricted stock, restricted stock units, performance shares, and other performance-based awards, to our directors, officers, and employees. The maximum number of shares of Arcosa common stock that may be issued under the Plan is 4.8 million shares.
At December 31, 2023, we had 1.5 million shares available for grant. Any equity awards that have been granted under the Plan that are subsequently forfeited, canceled, or tendered to satisfy tax withholding obligations are added back to the shares available for grant.
The cost of employee services received in exchange for awards of equity instruments is referred to as share-based payments and is based on the grant date fair-value of those awards. Stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for share-based awards. As a result of the spin-off of Arcosa from Trinity Industries, Inc ("Trinity") in 2018, certain Arcosa employees continue to hold restricted shares or units in Trinity common stock. The Company recognizes compensation expense for both the Arcosa awards and the Trinity awards held by our employees. Stock-based compensation totaled $23.9 million, $19.1 million, and $18.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The income tax benefit related to stock-based compensation expense was $6.8 million, $5.9 million, and $4.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Equity Awards
Equity awards outstanding as of December 31, 2023 consist of restricted stock, restricted stock units, and performance units and generally vest for periods ranging from 1 to 15 years from the date of grant. Certain equity awards vest in their entirety or on a pro-rata basis upon the employee's retirement from the Company and may take into consideration the employee's age and years of service to the Company, as defined more specifically in the Company's award agreements. Equity awards granted to non-employee directors under the Plan generally vest one year from the grant date and are released at that time, in the case of restricted stock, or upon completion of the directors' service to the Company, in the case of restricted stock units. Expense related to equity awards issued to eligible employees and directors under the Plan is recognized ratably over the vesting period or to the date on which retirement eligibility is achieved, if shorter. Performance units vest and settle in shares of our common stock following the end of a three-year performance period contingent upon the achievement of specific performance goals during the performance period and certification by the Human Resources Committee of the Board of the achievement of the performance goals. Performance units are granted to employees based upon a target level of performance; however, depending upon the achievement of the performance goals during the performance period, performance units may be issued at an amount between 0% and 200% of the target level. Expense related to performance units is recognized ratably over the vesting period. Forfeitures are recognized as reduction to expense in the period in which they occur.
The activity for equity awards held by Arcosa employees for the year ended December 31, 2023 was as follows:

	Arcosa Equity Awards Held by Arcosa Employees	Trinity Equity Awards Held by Arcosa Employees	Weighted Average Grant-Date Fair Value per Award
Equity awards outstanding at December 31, 2022	935,826	387,377	$36.42
Granted	473,088	—	55.06
Vested	(511,623)	(42,998)	35.54
Forfeited	(24,358)	(11,477)	40.96
Equity awards outstanding at December 31, 2023	872,933	332,902	$44.01
At December 31, 2023, unrecognized compensation expense related to equity awards totaled $30.8 million, which will be recognized over a weighted average period of 2.6 years. The total vesting-date fair value of shares vested and released was $36.2 million, $39.0 million, and $32.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Note 14. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted earnings per common share includes the weighted average net impact of nonparticipating unvested restricted shares. Total weighted average restricted shares were 1.3 million shares, 1.5 million shares, and 1.7 million shares, for the years ended December 31, 2023, 2022, and 2021, respectively.

The computation of basic and diluted earnings per share follows.

	Year Ended December 31, 2023
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income	$159.2
Unvested restricted share participation	(0.6)
Net income per common share – basic	158.6	48.5	$3.27
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.2
Net income per common share – diluted	$158.6	48.7	$3.26

	Year Ended December 31, 2022
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income	$245.8
Unvested restricted share participation	(1.0)
Net income per common share – basic	244.8	48.2	$5.08
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.3
Net income per common share – diluted	$244.8	48.5	$5.05

	Year Ended December 31, 2021
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income	$69.6
Unvested restricted share participation	(0.4)
Net income per common share – basic	69.2	48.1	$1.44
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.5
Net income per common share – diluted	$69.2	48.6	$1.42

Note 15. Commitments and Contingencies
The Company is involved in claims and lawsuits incidental to our business arising from various matters including commercial disputes, alleged product defect and/or warranty claims, intellectual property matters, personal injury claims, environmental issues, employment and/or workplace-related matters, and various governmental regulations. At December 31, 2023, the reasonably possible loss for such matters, taking into consideration our rights in indemnity and recourse to third parties is $1.1 million.
The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when probable losses can be reasonably estimated. At December 31, 2023, the Company accrued $1.5 million in liabilities for these contingencies, which are recorded in accrued liabilities in the accompanying Consolidated Balance Sheet. The Company believes any additional liability from such claims and suits would not be material to its financial position or results of operations.

Arcosa is subject to certain remedial orders and federal, state, local, and foreign laws and regulations relating to the environment. Included in the balance above, the Company has reserved $0.4 million of liabilities, as of December 31, 2023, for environmental liabilities related to which it has also recorded a $0.4 million indemnification asset from third parties, to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such environmental matters. The Company has concluded that these liabilities are subject to and will be covered by indemnification obligations of third parties, however there can be no assurance of collection.
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
Other commitments
Non-cancelable purchase obligations amounted to $212.7 million as of December 31, 2023, of which $129.5 million is for the purchase of raw materials and components, primarily by the Engineered Structures and Transportation Products segments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures.
The Company maintains disclosure controls and procedures designed to ensure that it is able to collect and record the information it is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) with the SEC, to process, summarize, and disclose this information within the time periods specified in the rules of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, in a timely fashion. The Company’s Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these disclosure controls and procedures and evaluating their effectiveness (as defined in Rule 13(a)-15 under the Exchange Act). Based on their evaluation of the Company’s disclosure controls and procedures that took place as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that these disclosure controls and procedures were effective.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 Framework) (“COSO”) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.
As permitted by the SEC Staff interpretive guidance for recently acquired businesses, management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of December 31, 2023 excludes an assessment of the internal control over financial reporting of the Lake Point business acquired in December 2023. Lake Point represents approximately 2% of consolidated total assets and approximately 0% of consolidated revenues as of and for the year ended December 31, 2023.
The effectiveness of internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements. Ernst & Young LLP's attestation report on effectiveness of our internal control over financial reporting follows.
Changes in Internal Control over Financial Reporting.
During the three months ended December 31, 2023, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Arcosa, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Arcosa, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arcosa, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
As indicated in the accompanying “Management’s Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Lake Point Holdings, LLC and Lake Point Restoration LLC (Lake Point) business acquired during the year ended December 31, 2023. Lake Point constituted approximately 2% of total assets and 0% of total revenues as of and for the year ended December 31, 2023. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of such business acquired during the year ended December 31, 2023.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 23, 2024 expressed an unqualified opinion thereon.
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

/s/ ERNST & YOUNG LLP
Dallas, Texas
February 23, 2024

Item 9B. Other Information.
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Proposal 1 - Election of Nominated Directors” in the Company's Proxy Statement to be filed for the 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Information About Our Executive Officers.” Information relating to the Board of Directors' determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407 (d)(5) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance - Board Meetings and Committees - Audit Committee” in the Company's 2024 Proxy Statement. Information regarding the Company's Audit Committee is incorporated by reference to the information set forth under the caption “Corporate Governance - Board Meetings and Committees - Audit Committee” in the Company's 2024 Proxy Statement. There were no delinquent Section 16(a) reports during 2023.
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

Item 11. Executive Compensation.
Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Company's 2024 Proxy Statement. Information concerning compensation committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in the Company's 2024 Proxy Statement. Information about the compensation committee report is incorporated by reference to the information set forth under the caption “Executive Compensation - Human Resources Committee Report” in the Company's 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's 2024 Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management.”
The following table sets forth information about Arcosa common stock that may be issued under Arcosa's equity compensation plan as of December 31, 2023.
Equity Compensation Plan Information

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by security holders:
Restricted stock units and performance units	838,760	(1)	$—	1,516,967 (2)
Equity compensation plans not approved by security holders (3)	—			—
Total	838,760			1,516,967
(1)     Represents shares underlying awards that have been granted under the 2018 Stock Option and Incentive Plan (the “Incentive Plan”). Amounts are comprised of (a) 393,494 shares of common stock issuable upon the vesting and conversion of restricted stock units and (b) 445,266 shares of common stock issuable upon the vesting and conversion of performance units, assuming payout at target performance. The restricted stock units and performance units do not have an exercise price. The performance units are granted to employees based upon a target level; however, depending upon the achievement of certain specified goals during the performance period, performance units may be issued at an amount between 0% and 200% of the target level.
(2)     For purposes of calculating the number of shares remaining available for issuance under the Incentive Plan, this calculation reserves for issuance the potential maximum payout (200% of target) of the outstanding performance units. Upon certification of actual performance, reserved shares that are not issued will again be available for issuance under the Incentive Plan.
(3)     There are no equity compensation plans that were not approved by security holders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related person transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in the Company's 2024 Proxy Statement. Information regarding the independence of directors is incorporated by reference to the information set forth under the caption “Corporate Governance - Independence of Directors” in the Company's 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the caption “Fees of Independent Registered Public Accounting Firm for Fiscal Years 2023 and 2022” in the Company's 2024 Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules.
(a) (1) Financial Statements.
See Item 8.
(2) Financial Statement Schedule.
All schedules are omitted because they are not required, not significant, not applicable, or the information is shown in the Consolidated Financial Statements.
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

2.3
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

3.1	Restated Certificate of Incorporation of Arcosa, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8, filed on October 31, 2018, File No. 333-228098).
3.2	Amended and Restated Bylaws of Arcosa, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 12, 2022, File No. 001-38494).
4.1	Description of Arcosa, Inc.’s Capital Stock (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-38494).
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

4.6
Third Supplemental Indenture dated as of October 3, 2022 among Arcosa, Inc. and Computershare Trust Company N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, File No. 001-38494).

4.7
Fourth Supplemental Indenture dated as of January 4, 2023 among the Guaranteeing Subsidiary named therein, Arcosa, Inc., and Computershare Trust Company N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, File No. 001-38494).

4.8
Fifth Supplemental Indenture dated as of August 24, 2023 among Arcosa Crushed Concrete, LLC, Arcosa Aggregates Gulf Coast, LLC, Arcosa, Inc., and Computershare Trust Company N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, File No. 001-38494).

10.1
Intellectual Property Matters Agreement, dated as of October 31, 2018, by and between Trinity Industries, Inc. and Arcosa, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 1, 2018, File No. 001-38494).

*10.2	Arcosa, Inc. 2018 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed on October 31, 2018, File No. 333-228098).
*10.3	Arcosa, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed November 1, 2018, File No. 001-38494).
*10.4	Arcosa, Inc. 2018 Deferred Plan for Director Fees (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed November 1, 2018, File No. 001-38494).
*10.5	Arcosa, Inc. Supplemental Profit Sharing Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed November 1, 2018, File No. 001-38494).
*10.6
Form of Non-Employee Director Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-38494).

*10.7	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-38494).
*10.8
Form of Former Parent Restricted Stock Grant Agreement for grants issued prior to 2008 (incorporated by reference to Exhibit 10.7.1 to Trinity Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-06903).

*10.9
Form of Former Parent Restricted Stock Grant Agreement for grants issued commencing 2008 (incorporated by reference to Exhibit 10.7.1.1 to Trinity Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-06903).

*10.10
Form of Former Parent Restricted Stock Unit Agreement for Non-Employee Directors for grants issued prior to 2008 (incorporated by reference to Exhibit 10.7.2 to Trinity Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-06903).

*10.11
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

*10.13
Form of Former Parent Performance-Based Restricted Stock Unit Grant Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.3 to Trinity Industries, Inc. Form 8-K filed on May 3, 2017, File No. 001-06903).

*10.14
Form of Former Parent Non-Employee Director Restricted Stock Unit Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.6 to Trinity Industries, Inc. Quarterly Report on Form 10-Q for the quarter period ended June 30, 2017, File No. 001-06903).

*10.15	Form of Restricted Stock Unit Agreement for grants commencing 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2019, File No. 001-38494).
*10.16
Form of Non-Employee Director Restricted Stock Unit Agreement for grants commencing 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 8, 2019, File No. 001-38494).

*10.17
Form of Performance-Based Restricted Stock Unit Grant Agreement for grants commencing 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 8, 2019, File No. 001-38494).

*10.18
Amendment Number One to the Arcosa, Inc. 2018 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, File No. 001-38494).

*10.19
Amendment Number One to the Arcosa, Inc. Supplemental Profit Sharing Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 001-38494).

*10.20	Form of Restricted Stock Unit Agreement for grants commencing 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 5, 2022, File No. 001-38494).
*10.21
Form of Performance-Based Restricted Stock Unit Agreement for grants commencing 2022 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 5, 2022, File No. 001-38494).

10.22
Second Amended and Restated Credit Agreement dated as of August 23, 2023, among Arcosa, Inc., as borrower, the lenders thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 25, 2023, File No. 1-38494).

*10.23
Arcosa, Inc. 2022 Change in Control Severance Plan, dated March 3, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 7, 2022, File No. 001-38494).

*10.24
Form of Performance-Based Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, File No. 001-38494).

*10.25
Form of Non-Employee Director Restricted Stock Unit Agreement for grants commencing in 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, File No. 001-38494).

21	Listing of subsidiaries of Arcosa, Inc. (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
23.2	Consent of John T. Boyd Company (filed herewith).
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
95	Mine Safety Disclosure Exhibit (filed herewith).
97	Arcosa, Inc. Clawback Policy (filed herewith).
101.INS	Inline XBRL Instance Document (filed electronically herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Management contracts and compensatory plan arrangements

Item 16. Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCOSA, INC.	By:	/s/ Gail M. Peck
Registrant		Gail M. Peck
Chief Financial Officer
February 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Antonio Carrillo	President and Chief Executive Officer and Director	February 23, 2024
Antonio Carrillo	(Principal Executive Officer)

/s/ Gail M. Peck	Chief Financial Officer	February 23, 2024
Gail M. Peck	(Principal Financial Officer)

/s/ Eric D. Hurst	Vice President, Controller	February 23, 2024
Eric D. Hurst	(Principal Accounting Officer)

/s/ Rhys J. Best	Non-Executive Chairman	February 23, 2024
Rhys J. Best

/s/ Joseph Alvarado	Director	February 23, 2024
Joseph Alvarado

/s/ Jeffrey A. Craig	Director	February 23, 2024
Jeffrey A. Craig

/s/ Steven J. Demetriou	Director	February 23, 2024
Steven J. Demetriou

/s/ Ronald J. Gafford	Director	February 23, 2024
Ronald J. Gafford

/s/ John W. Lindsay	Director	February 23, 2024
John W. Lindsay

/s/ Kimberly S. Lubel	Director	February 23, 2024
Kimberly S. Lubel

/s/ Julie A. Piggott	Director	February 23, 2024
Julie A. Piggott

/s/ Melanie M. Trent	Director	February 23, 2024
Melanie M. Trent