Form 10-Q
period 2024-03-31
Arcosa, Inc.
filed 2024-05-03
CIK 1739445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At April 15, 2024, the number of shares of common stock outstanding was 48,582,544.

ARCOSA, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Arcosa, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2024	2023

	(in millions)
Revenues	$598.6	$549.2
Operating costs:
Cost of revenues	487.0	440.6
Selling, general, and administrative expenses	69.1	62.5
Gain on disposition of property, plant, equipment, and other assets	(3.9)	(22.6)
Gain on sale of storage tanks business	(7.0)	(6.4)
	545.2	474.1
Total operating profit	53.4	75.1

Interest expense	8.3	7.1
Other, net (income) expense	(2.2)	(1.9)
Income before income taxes	47.3	69.9

Provision for income taxes	8.1	14.2

Net income	$39.2	$55.7

Net income per common share:
Basic	$0.81	$1.15
Diluted	$0.80	$1.14
Weighted average number of shares outstanding:
Basic	48.5	48.3
Diluted	48.9	48.8
Dividends declared per common share	$0.05	$0.05

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2024	2023

	(in millions)
Net income	$39.2	$55.7
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.0 and $0.0	—	0.1
Reclassification adjustments for (gains) losses included in net income, net of tax expense (benefit) of $0.0 and $0.1	—	(0.4)
Currency translation adjustment:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.0 and $0.0	(0.4)	0.1
	(0.4)	(0.2)
Comprehensive income	$38.8	$55.5

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(unaudited)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$176.5	$104.8
Receivables, net of allowance	366.2	357.1
Inventories:
Raw materials and supplies	199.8	210.8
Work in process	43.6	42.7
Finished goods	160.6	148.3
	404.0	401.8
Other	47.0	48.3
Total current assets	993.7	912.0

Property, plant, and equipment, net	1,358.1	1,336.3
Goodwill	984.3	990.7
Intangibles, net	265.5	270.7
Deferred income taxes	6.8	6.8
Other assets	59.7	61.4
	$3,668.1	$3,577.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$275.6	$272.5
Accrued liabilities	113.2	117.4
Advance billings	39.5	34.5
Current portion of long-term debt	6.6	6.8
Total current liabilities	434.9	431.2

Debt	600.6	561.9
Deferred income taxes	187.2	179.6
Other liabilities	71.6	73.2
	1,294.3	1,245.9
Stockholders’ equity:
Common stock – 200.0 shares authorized	0.5	0.5
Capital in excess of par value	1,689.6	1,682.8
Retained earnings	701.7	664.9
Accumulated other comprehensive loss	(16.6)	(16.2)
Treasury stock	(1.4)	—
	2,373.8	2,332.0
	$3,668.1	$3,577.9
See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2024	2023

	(in millions)
Operating activities:
Net income	$39.2	$55.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	42.8	38.8
Stock-based compensation expense	6.7	5.5
Provision for deferred income taxes	7.1	7.4
Gains on disposition of property, plant, equipment, and other assets	(3.9)	(22.6)
Gain on sale of storage tanks business	(7.0)	(6.4)
(Increase) decrease in other assets	(2.2)	3.4
Increase (decrease) in other liabilities	(2.4)	(2.6)
Other	(4.4)	3.5
Changes in current assets and liabilities:
(Increase) decrease in receivables	(10.2)	(66.4)
(Increase) decrease in inventories	4.5	(10.9)
(Increase) decrease in other current assets	1.2	4.6
Increase (decrease) in accounts payable	3.7	10.5
Increase (decrease) in advance billings	5.0	8.0
Increase (decrease) in accrued liabilities	0.4	(1.2)
Net cash provided by operating activities	80.5	27.3

Investing activities:
Proceeds from disposition of property, plant, equipment, and other assets	4.2	23.9
Proceeds from sale of storage tanks business	6.7	2.0
Capital expenditures	(54.4)	(44.4)
Acquisitions, net of cash acquired	—	(15.6)
Net cash required by investing activities	(43.5)	(34.1)

Financing activities:
Payments to retire debt	(1.7)	(1.9)
Proceeds from issuance of debt	40.0	—
Dividends paid to common stockholders	(2.4)	(2.4)
Purchase of shares to satisfy employee tax on vested stock	(1.2)	(0.1)
Net cash provided (required) by financing activities	34.7	(4.4)
Net increase (decrease) in cash and cash equivalents	71.7	(11.2)
Cash and cash equivalents at beginning of period	104.8	160.4
Cash and cash equivalents at end of period	$176.5	$149.2

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at December 31, 2022	48.4	$0.5	$1,684.1	$515.5	$(15.7)	—	$—	$2,184.4
Net income	—	—	—	55.7	—	—	—	55.7
Other comprehensive income	—	—	—	—	(0.2)	—	—	(0.2)
Cash dividends on common stock	—	—	—	(2.4)	—	—	—	(2.4)
Restricted shares, net		—	6.2	—	—		(0.5)	5.7
Balances at March 31, 2023	48.4	$0.5	$1,690.3	$568.8	$(15.9)	—	$(0.5)	$2,243.2

Balances at December 31, 2023	48.6	$0.5	$1,682.8	$664.9	$(16.2)	—	$—	$2,332.0
Net income	—	—	—	39.2	—	—	—	39.2
Other comprehensive income	—	—	—	—	(0.4)	—	—	(0.4)
Cash dividends on common stock	—	—	—	(2.4)	—	—	—	(2.4)
Restricted shares, net	—	—	6.8	—	—	—	(1.4)	5.4
Balances at March 31, 2024	48.6	$0.5	$1,689.6	$701.7	$(16.6)	—	$(1.4)	$2,373.8

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
The accompanying Consolidated Financial Statements are unaudited and have been prepared from the books and records of Arcosa, Inc. and its consolidated subsidiaries. All normal and recurring adjustments necessary for a fair presentation of the financial position of the Company and the results of operations, comprehensive income/loss, and cash flows have been made in conformity with accounting principles generally accepted in the U.S. (“GAAP”). All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, the financial condition and results of operations for the three months ended March 31, 2024 may not be indicative of Arcosa's expected business, financial condition, and results of operations for the year ending December 31, 2024.
These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited Consolidated Financial Statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2023.
Stockholders' Equity
In December 2022, the Company’s Board of Directors (the “Board") authorized a new $50.0 million share repurchase program effective January 1, 2023 through December 31, 2024 to replace a program of the same amount that expired on December 31, 2022. For the three months ended March 31, 2024, the Company did not repurchase any shares. As of March 31, 2024, the Company had a remaining authorization of $36.2 million under the program.
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
Engineered Structures
Within the Engineered Structures segment, revenue is recognized for wind towers and certain utility structures over time as the products are manufactured using an input approach based on the costs incurred relative to the total estimated costs of production. We recognize revenue over time for these products as they are highly customized to the needs of an individual customer resulting in no alternative use to the Company if not purchased by the customer after the contract is executed. In addition, we have the right to bill the customer for our work performed to date plus at least a reasonable profit margin for work performed. As of March 31, 2024, we had a contract asset of $56.7 million related to these contracts, compared to $66.8 million as of December 31, 2023, which is included in receivables, net of allowance, within the Consolidated Balance Sheets. The decrease in the contract asset is attributed to timing of deliveries of finished structures to customers during the period. For all other products, revenue is recognized when the customer has accepted the product and legal title of the product has passed to the customer.
Transportation Products
The Transportation Products segment recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.

Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of March 31, 2024 and the percentage of the outstanding performance obligations as of March 31, 2024 expected to be delivered during the remainder of 2024:

	Unsatisfied performance obligations as of March 31, 2024
	Total Amount	Percent expected to be delivered in 2024
	(in millions)
Engineered Structures:
Utility, wind, and related structures	$1,366.7	40%

Transportation Products:
Inland barges	$294.4	73%
Of the remaining unsatisfied performance obligations for utility, wind, and related structures, 29% are expected to be delivered during 2025 with the remainder expected to be delivered through 2028. All of the remaining unsatisfied performance obligations for inland barges are expected to be delivered during 2025.
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
Financial Instruments
The Company considers all highly liquid debt instruments to be cash and cash equivalents if purchased with a maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and receivables. The Company places its cash investments in bank deposits and highly-rated money market funds, and its investment policy limits the amount of credit exposure to any one commercial issuer. We seek to limit concentrations of credit risk with respect to receivables with control procedures that monitor the credit worthiness of customers, together with the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected credit losses. Receivable balances determined to be uncollectible are charged against the allowance. To accelerate the conversion to cash, the Company may sell a portion of its trade receivables to third parties. The Company has no recourse to these receivables once they are sold but may have continuing involvement related to servicing and collection activities. The impact of these transactions in the Company's Consolidated Statements of Operations for the three months ended March 31, 2024 was not significant. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.

Derivative Instruments
The Company may, from time to time, use derivative instruments to mitigate the impact of changes in interest rates, commodity prices, or changes in foreign currency exchange rates. For derivative instruments designated as hedges, the Company formally documents the relationship between the derivative instrument and the hedged item, as well as the risk management objective and strategy for the use of the derivative instrument. This documentation includes linking the derivative to specific assets or liabilities on the balance sheet, commitments, or forecasted transactions. At the time a derivative instrument is entered into, and at least quarterly thereafter, the Company assesses whether the derivative instrument is effective in offsetting the changes in fair value or cash flows of the hedged item. Any change in the fair value of the hedged instrument is recorded in accumulated other comprehensive loss (“AOCL”) as a separate component of stockholders' equity and reclassified into earnings in the period during which the hedged transaction affects earnings. When derivative instruments are in place, the Company monitors its positions and the credit ratings of its counterparties to mitigate the risk of loss due to counterparties' non-performance.
Recent Accounting Pronouncements
Recently adopted accounting pronouncements
Effective January 1, 2024, the Company adopted Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company will adopt additional disclosure requirements within its annual reporting for the year ending December 31, 2024 and its interim reporting for the quarter ending March 31, 2025.
Recently issued accounting pronouncements not adopted as of March 31, 2024
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to improve the transparency of income tax disclosures by requiring 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. The standard also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 will become effective for public companies during annual reporting periods beginning after December 15, 2024, with early adoption permitted. Although ASU 2023-09 only modifies the Company's required income tax disclosures, the Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements.

Note 2. Acquisitions and Divestitures
2024 Acquisitions
In April 2024, we completed the acquisition of Ameron Pole Products LLC ("Ameron"), a leading manufacturer of highly engineered, premium concrete and steel poles for a broad range of infrastructure applications, including lighting, traffic, electric distribution, and small-cell telecom, for a total purchase price of $180.0 million. With operations in Alabama, California, and Oklahoma, Ameron will be included in our Engineered Structures segment. The acquisition was funded with $160.0 million of borrowings under our revolving credit facility and cash on hand.
2023 Acquisitions
On December 20, 2023, we completed the acquisition of certain assets and liabilities of Lake Point Holdings, LLC and Lake Point Restoration LLC, (collectively "Lake Point") a Florida based natural aggregates business in our Construction Products segment, for a total purchase price of $65.0 million. The acquisition was funded with $60.0 million of borrowings under our revolving credit facility and cash on hand. The acquisition was recorded as a business combination based on a valuation of the assets acquired and liabilities assumed at their acquisition date fair value using unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities ("Level 3" inputs). The preliminary valuation resulted in the recognition of, among others, $13.2 million of property, plant, and equipment, $19.1 million of mineral reserves, $11.5 million of permits, and $15.4 million of goodwill in our Construction Products segment. We expect to complete our purchase price allocation as soon as reasonably possible, not to exceed one year from the acquisition date. Adjustments to the preliminary purchase price allocation could be material, particularly with respect to our preliminary estimates of mineral reserves, permits, and property, plant, and equipment.
In October 2023, we completed the acquisition of certain assets and liabilities of a Phoenix, Arizona based recycled aggregates business and the acquisition of certain assets and liabilities of a Florida based recycled aggregates business in our Construction Products segment. The purchase price of these acquisitions were not significant.
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
Divestitures
There were no divestitures completed during the three months ended March 31, 2024 and 2023.

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of March 31, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets:
Cash equivalents(1)	$80.0	$—	$—	$80.0
Total assets	$80.0	$—	$—	$80.0

Liabilities:
Contingent consideration(2)	$—	$—	$2.7	$2.7
Total liabilities	$—	$—	$2.7	$2.7

	Fair Value Measurement as of December 31, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)
Liabilities:
Contingent consideration(2)	$—	$—	$2.7	$2.7
Total liabilities	$—	$—	$2.7	$2.7

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
The financial information for these segments is shown in the tables below. We operate principally in North America.

	Three Months Ended March 31,
	Revenues		Operating Profit (Loss)
	2024	2023	2024	2023

	(in millions)
Aggregates and specialty materials	$221.7	$211.0
Construction site support	29.5	25.1
Construction Products	251.2	236.1	$28.8	$49.5

Utility, wind, and related structures	231.6	207.7
Engineered Structures	231.6	207.7	26.3	29.9

Inland barges	79.7	68.1
Steel components	36.1	37.3
Transportation Products	115.8	105.4	14.6	10.1

Segment Totals	598.6	549.2	69.7	89.5
Corporate	—	—	(16.3)	(14.4)
Consolidated Total	$598.6	$549.2	$53.4	$75.1

Note 5. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
	(in millions)
Land	$144.6	$140.2
Mineral reserves	548.0	546.9
Buildings and improvements	375.4	345.6
Machinery and other	1,164.1	1,121.0
Construction in progress	87.6	115.5
	2,319.7	2,269.2
Less accumulated depreciation and depletion	(961.6)	(932.9)
	$1,358.1	$1,336.3

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill by segment is as follows:

	March 31, 2024	December 31, 2023
	(in millions)
Construction Products	$509.7	$516.1
Engineered Structures	437.6	437.6
Transportation Products	37.0	37.0
	$984.3	$990.7
The decrease in Construction Products goodwill during the three months ended March 31, 2024 was primarily due to measurement period adjustments from the 2023 acquisitions. See Note 2 Acquisitions and Divestitures.
Intangible Assets
Intangibles, net consisted of the following:

	March 31, 2024	December 31, 2023
	(in millions)
Intangibles with indefinite lives - Trademarks	$34.9	$34.9

Intangibles with definite lives:
Customer relationships	143.6	142.7
Permits	166.1	166.9
Other	2.3	2.3
	312.0	311.9
Less accumulated amortization	(81.4)	(76.1)
	230.6	235.8
Intangible assets, net	$265.5	$270.7

Note 7. Debt
The following table summarizes the components of debt as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(in millions)
Revolving credit facility	$200.0	$160.0
Senior notes	400.0	400.0
Finance leases (see Note 8 Leases)	11.4	13.1
	611.4	573.1
Less: unamortized debt issuance costs	(4.2)	(4.4)
Total debt	$607.2	$568.7
Revolving Credit Facility
On August 23, 2023, we entered into a Second Amended and Restated Credit Agreement to increase our revolving credit facility from $500.0 million to $600.0 million, extend the maturity date of the revolving credit facility from January 2, 2025 to August 23, 2028, and refinance and repay in full the remaining balance of the term loan then outstanding under our prior credit facility.
As of March 31, 2024, we had $200.0 million of outstanding loans borrowed under the revolving credit facility, and there were approximately $22.0 million of letters of credit issued, leaving $378.0 million available for borrowing. Of the outstanding letters of credit as of March 31, 2024, $21.4 million are expected to expire in 2024, with the remainder in 2025. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year.
The interest rates under the revolving credit facility are variable based on the daily simple or term Secured Overnight Financing Rate ("SOFR"), plus a 10-basis point credit spread adjustment, or an alternate base rate, in each case plus a margin for borrowing. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on the Company’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing based on SOFR ranges from 1.25% to 2.00% and was set at 1.50% as of March 31, 2024. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.25% at March 31, 2024.
The Company's revolving credit facility requires the maintenance of certain ratios related to leverage and interest coverage. As of March 31, 2024, we were in compliance with all such financial covenants. Borrowings under the revolving credit facility are guaranteed by certain wholly-owned subsidiaries of the Company.
The carrying value of borrowings under our revolving credit approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input). See Note 3 Fair Value Accounting.
As of March 31, 2024, the Company had $2.3 million of unamortized debt issuance costs related to the revolving credit facility, which are included in other assets on the Consolidated Balance Sheet.
In April 2024, we borrowed an additional $160.0 million under our revolving credit facility to fund, in part, the acquisition of Ameron.
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
The Company has the option to redeem all or a portion of the Notes at redemption prices set forth in the indenture, plus accrued and unpaid interest to the redemption date. If a Change of Control Triggering Event (as defined in the indenture) occurs, the Company must offer to repurchase the Notes at a price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest to the date of repurchase.

The estimated fair value of the Notes as of March 31, 2024 was $369.2 million based on a quoted market price in a market with little activity (Level 2 input).
In connection with the issuance of the Notes, the Company paid $6.6 million of debt issuance costs.
The remaining principal payments under existing debt agreements as of March 31, 2024 are as follows:

	2024	2025	2026	2027	2028	Thereafter

	(in millions)
Revolving credit facility	$—	$—	$—	$—	$200.0	$—
Senior notes	—	—	—	—	—	400.0
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
Future minimum lease payments for operating and finance lease obligations as of March 31, 2024 consisted of the following:

	Operating Leases	Finance Leases
	(in millions)
2024 (remaining)	$7.4	$5.4
2025	9.5	5.1
2026	7.4	1.3
2027	4.2	0.2
2028	2.7	—
Thereafter	9.1	—
Total undiscounted future minimum lease obligations	40.3	12.0
Less imputed interest	(3.0)	(0.6)
Present value of net minimum lease obligations	$37.3	$11.4

The following table summarizes our operating and finance leases and their classification within the Consolidated Balance Sheet.

	March 31, 2024	December 31, 2023

	(in millions)
Assets
Operating - Other assets	$35.1	$36.7
Finance - Property, plant, and equipment, net	15.2	16.5
Total lease assets	50.3	53.2

Liabilities
Current
Operating - Accrued liabilities	8.9	8.4
Finance - Current portion of long-term debt	6.6	6.8
Non-current
Operating - Other liabilities	28.4	29.7
Finance - Debt	4.8	6.3
Total lease liabilities	$48.7	$51.2

Note 9. Other, Net
Other, net (income) expense consists of the following items:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Interest income	$(1.7)	$(1.2)
Foreign currency exchange transactions	(0.5)	(0.5)
Other	—	(0.2)
Other, net (income) expense	$(2.2)	$(1.9)

Note 10. Income Taxes
For interim income tax reporting, we estimate our annual effective tax rate and apply it to our year-to-date ordinary income (loss). Tax jurisdictions with a projected or year to date loss for which a tax benefit cannot be realized are excluded. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. We have open tax years from 2014 to 2023 with various significant tax jurisdictions.
Our effective tax rates of 17.1% and 20.3% for the three months ended March 31, 2024 and 2023, respectively, differed from the U.S. federal statutory rate of 21.0% due to Advanced Manufacturing Production ("AMP") tax credits, tax effects of foreign currency translations, compensation-related items, state income taxes, prior year true-ups, and statutory depletion deductions.

Note 11. Employee Retirement Plans
Total employee retirement plan expense, which includes related administrative expenses, is as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Defined contribution plans	$4.0	$3.6
Multiemployer plan	0.4	0.4
	$4.4	$4.0
The Company contributes to a multiemployer defined benefit plan under the terms of a collective-bargaining agreement that covers certain union-represented employees at one of the facilities of Meyer Utility Structures, a subsidiary of Arcosa. The Company contributed $0.4 million to the multiemployer plan for the three months ended March 31, 2024 and 2023. Total contributions to the multiemployer plan for 2024 are expected to be approximately $1.7 million.

Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023 are as follows:

	Currency translation adjustments	Unrealized gain (loss) on derivative financial instruments	Accumulated other comprehensive loss

	(in millions)
Balances at December 31, 2022	$(17.0)	$1.3	$(15.7)
Other comprehensive income (loss), net of tax, before reclassifications	0.1	0.1	0.2
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, $0.1, and $0.1	—	(0.4)	(0.4)
Other comprehensive income (loss)	0.1	(0.3)	(0.2)
Balances at March 31, 2023	$(16.9)	$1.0	$(15.9)

Balances at December 31, 2023	$(16.2)	$—	$(16.2)
Other comprehensive income (loss), net of tax, before reclassifications	(0.4)	—	(0.4)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, $0.0, and $0.0	—	—	—
Other comprehensive income (loss)	(0.4)	—	(0.4)
Balances at March 31, 2024	$(16.6)	$—	$(16.6)

Note 13. Stock-Based Compensation
Stock-based compensation totaled approximately $6.7 million and $5.5 million for the three months ended March 31, 2024 and 2023, respectively.

Note 14. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income remaining after allocation to participating unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted earnings per common share includes the weighted average net impact of nonparticipating unvested restricted shares. Total weighted average restricted shares were 1.2 million and 1.3 million for the three months ended March 31, 2024 and 2023, respectively.
The computation of basic and diluted earnings per share follows.

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS

	(in millions, except per share amounts)
Net income	$39.2			$55.7
Unvested restricted share participation	(0.1)			(0.2)
Net income per common share – basic	39.1	48.5	$0.81	55.5	48.3	$1.15
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.4		—	0.5
Net income per common share – diluted	$39.1	48.9	$0.80	$55.5	48.8	$1.14

Note 15. Contingencies
The Company is involved in claims and lawsuits incidental to our business arising from various matters including commercial disputes, alleged product defect and/or warranty claims, intellectual property matters, personal injury claims, environmental issues, employment and/or workplace-related matters, and various governmental regulations. At March 31, 2024, the reasonably possible loss for such matters, taking into consideration our rights in indemnity and recourse to third parties is approximately $1.2 million.
The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when probable losses can be reasonably estimated. At March 31, 2024, the Company accrued $1.5 million in liabilities for these contingencies, which are recorded in accrued liabilities in the accompanying Consolidated Balance Sheet. The Company believes any additional liability from such claims and suits would not be material to its financial position or results of operations.
Arcosa is subject to certain remedial orders and federal, state, local, and foreign laws and regulations relating to the environment. Included in the balance above, the Company has reserved $0.3 million of liabilities, as of March 31, 2024, for environmental liabilities related to which it has also recorded a $0.3 million indemnification asset from third parties, to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such environmental matters. The Company has concluded that these liabilities are subject to and will be covered by indemnification obligations of third parties, however there can be no assurance of collection.
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
•Company Overview
•Market Outlook
•Executive Overview
•Results of Operations
•Liquidity and Capital Resources
•Recent Accounting Pronouncements
•Forward-Looking Statements
Our MD&A should be read in conjunction with the Consolidated Financial Statements of Arcosa, Inc. and its consolidated subsidiaries (“Arcosa,” “Company,” “we,” or “our”) and related Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes in Item 8, “Financial Statements and Supplementary Data”, of our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report on Form 10-K”).

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
•Within our Engineered Structures segment, our backlog as of March 31, 2024 provides good production visibility for the remainder of 2024. Our customers remain committed to taking delivery of these orders. In utility structures, order and inquiry activity continues to be healthy, as customers remain focused on grid hardening and reliability initiatives. The passage of the Inflation Reduction Act ("IRA") on August 16, 2022, which included a long-term extension of the Production Tax Credit (“PTC”) for new wind farm projects and introduced new Advanced Manufacturing Production (“AMP”) tax credits for companies that domestically manufacture and sell clean energy equipment in the U.S., is a significant catalyst for our wind towers business. As demonstrated by more than $1.1 billion of new orders for delivery through 2028, which we have received since the passage of the IRA, our wind towers business is at the beginning stages of a market recovery. A large portion of these orders will support wind energy expansion projects in the Southwest. As a result, we are opening a new plant in New Mexico and expect to start delivering towers from this facility in the second quarter of 2024.
•Within our Transportation Products segment, our backlog for inland barges as of March 31, 2024 was $294.4 million, up 16% compared to December 31, 2023, and extends into 2025. Our customers remain committed to taking delivery of these orders. While still recovering from cyclical lows, our backlog at the end of the first quarter is near its highest level since the onset of the COVID-19 pandemic when order levels fell sharply and have remained low due to persistently high steel prices. Over this time, customer inquiries have remained healthy, particularly for dry barges, as the fleet continues to age, new builds have not kept pace with scrapping, and utilization rates are high. We have been successful in filling orders when we can strategically source steel. As a result, we received orders of $120 million in the first quarter for both hopper and tank barges. Demand for steel components has stabilized as the near-term outlook for the new railcar market indicates replacement-level demand.

Executive Overview
Recent Developments
In April 2024, we completed the acquisition of Ameron Pole Products, LLC ("Ameron"), a leading manufacturer of highly engineered, premium concrete and steel poles for a broad range of infrastructure applications, including lighting, traffic, electric distribution, and small-cell telecom, for a total purchase price of $180.0 million. With operations in Alabama, California, and Oklahoma, Ameron will be included in our Engineered Structures segment. The acquisition was funded with $160.0 million of borrowings under our revolving credit facility and cash on hand.
Financial Operations and Highlights
•Revenues for the three months ended March 31, 2024 increased 9.0% to $598.6 million due to higher revenues in all three segments compared to the three months ended March 31, 2023.
•Operating profit for the three months ended March 31, 2024 totaled $53.4 million, a decrease of $21.7 million year-over-year. Excluding the $21.8 million gain on the sale of depleted land in the prior period, operating profit was roughly flat as higher operating profit in Construction Products and Transportation Products was offset by lower operating profit in Engineered Structures.
•Selling, general, and administrative expenses increased 10.6% for the three months ended March 31, 2024 compared to the same period in 2023 due to increased headcount, additional costs from recently acquired businesses, and higher acquisition and divestiture-related expenses. As a percentage of revenues, selling, general, and administrative expenses increased slightly to 11.5% for the three months ended March 31, 2024, compared to 11.4% for the same period in 2023.
•The effective tax rate for the three months ended March 31, 2024 was 17.1%, compared to 20.3% for the same period in 2023. See Note 10 Income Taxes to the Consolidated Financial Statements.
•Net income for the three months ended March 31, 2024 was $39.2 million, compared to $55.7 million for the same period in 2023.
Our Engineered Structures and Transportation Products segments operate in cyclical industries. Additionally, results in our Construction Products segment are affected by weather and seasonal fluctuations with the second and third quarters historically being the quarters with the highest revenues.
Unsatisfied Performance Obligations (Backlog)
As of March 31, 2024, December 31, 2023, and March 31, 2023, our unsatisfied performance obligations, or backlog, were as follows:

	March 31, 2024	December 31, 2023	March 31, 2023

	(in millions)
Engineered Structures:
Utility, wind, and related structures	$1,366.7	$1,367.5	$1,531.4

Transportation Products:
Inland barges	$294.4	$253.7	$279.0
Approximately 40% of the unsatisfied performance obligations for utility, wind, and related structures in our Engineered Structures segment are expected to be delivered during 2024, approximately 29% are expected to be delivered during 2025 and the remainder are expected to be delivered through 2028. Approximately 73% of the unsatisfied performance obligations for inland barges in our Transportation Products segment are expected to be delivered during 2024, and the remainder are expected to be delivered during 2025.

Results of Operations
Overall Summary
Revenues

	Three Months Ended March 31,
	2024	2023	Percent Change
	(in millions)
Construction Products	$251.2	$236.1	6.4%
Engineered Structures	231.6	207.7	11.5
Transportation Products	115.8	105.4	9.9
Consolidated Total	$598.6	$549.2	9.0
Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023
•Revenues increased 9.0%.
•Revenues from Construction Products increased primarily due to the contribution from recent acquisitions and higher pricing across our aggregates and specialty material businesses.
•Revenues from Engineered Structures increased primarily due to increased volumes in our utility structures and wind towers businesses, partially offset by lower utility structures pricing due to product mix.
•Revenues from Transportation Products increased primarily due to higher volumes and pricing for hopper barges.
Operating Costs

	Three Months Ended March 31,
	2024	2023	Percent Change
	(in millions)
Construction Products	$222.4	$186.6	19.2%
Engineered Structures	205.3	177.8	15.5
Transportation Products	101.2	95.3	6.2
Segment Totals before Corporate Expenses	528.9	459.7	15.1
Corporate	16.3	14.4	13.2
Consolidated Total	$545.2	$474.1	15.0

Depreciation, depletion, and amortization(1)	$42.8	$38.8	10.3
(1) Depreciation, depletion, and amortization are components of operating costs.
Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023
•Operating costs increased 15.0%. A $21.8 million gain on the sale of depleted land was netted against operating costs in the prior period. Excluding this gain, operating costs increased 9.9%.
•Cost of revenues for Construction Products increased primarily due to increased costs from the recently acquired businesses.
•Cost of revenues for Engineered Structures increased due to higher utility structure and wind tower volumes as well as additional costs incurred for the startup of two new facilities.
•Cost of revenues for Transportation Products increased primarily due to higher volumes in inland barge.
•Depreciation, depletion, and amortization increased 10.3% as a result of recent acquisitions and organic growth investments.
•Selling, general, and administrative expenses increased 10.6% due to increased headcount, additional costs from recently acquired businesses, and higher acquisition and divestiture-related expenses. As a percentage of revenues, selling, general, and administrative expenses increased slightly to 11.5% for the three months ended March 31, 2024, compared to 11.4% for the same period in 2023.

Operating Profit (Loss)

	Three Months Ended March 31,
	2024	2023	Percent Change
	(in millions)
Construction Products	$28.8	$49.5	(41.8)%
Engineered Structures	26.3	29.9	(12.0)
Transportation Products	14.6	10.1	44.6
Segment Totals before Corporate Expenses	69.7	89.5	(22.1)
Corporate	(16.3)	(14.4)	13.2
Consolidated Total	$53.4	$75.1	(28.9)
Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023
•Operating profit decreased 28.9% largely due to a $21.8 million gain on the sale of depleted land in 2023. Excluding this gain, operating profit was flat.
•Operating profit in Construction Products decreased due to a decline in the gain recognized on long-lived assets, partially offset by the accretive impact of recently acquired businesses.
•Operating profit in Engineered Structures decreased due to lower margin in our utility structures business driven by project mix and additional costs incurred for the start up of two new facilities.
•Operating profit in Transportation Products increased driven by higher hopper barge volumes and improved margins.
For further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.
Other Income and Expense
Other, net (income) expense consists of the following items:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Interest income	$(1.7)	$(1.2)
Foreign currency exchange transactions	(0.5)	(0.5)
Other	—	(0.2)
Other, net (income) expense	$(2.2)	$(1.9)

Income Taxes
The provision for income taxes results in effective tax rates that differ from the statutory rates. The Company's effective tax rate for the three months ended March 31, 2024 was 17.1% compared to 20.3% for the same period in 2023. The decrease in the tax rate for the three months ended March 31, 2024 is primarily due to AMP tax credits, excess tax benefits related to equity compensation, and reduced state income taxes, partially offset by increased foreign taxes.
Our effective tax rate differs from the federal tax rate of 21.0% due to AMP tax credits, tax effects of foreign currency translations, compensation-related items, state income taxes, prior year true-ups, and statutory depletion deductions. See Note 10 Income Taxes to the Consolidated Financial Statements for further discussion of income taxes.

Segment Discussion
Construction Products

	Three Months Ended March 31,
	2024	2023	Percent
	($ in millions)		Change
Revenues:
Aggregates and specialty materials	$221.7	$211.0	5.1%
Construction site support	29.5	25.1	17.5
Total revenues	251.2	236.1	6.4

Operating costs:
Cost of revenues	198.3	182.9	8.4
Selling, general, and administrative expenses	28.0	26.3	6.5
Gain on disposition of property, plant, equipment, and other assets	(3.9)	(22.6)
Operating profit	$28.8	$49.5	(41.8)

Depreciation, depletion, and amortization(1)	$30.1	$26.9	11.9
(1) Depreciation, depletion, and amortization are components of operating profit.
Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023
•Revenues increased 6.4% driven by recent acquisitions and higher organic revenues in our legacy operations. Recent acquisitions increased revenues approximately 4.5%. In our legacy operations, higher revenues resulted from increased pricing across our aggregates and specialty materials businesses and higher organic volumes in trench shoring, partially offset by lower freight revenues.
•Cost of revenues increased 8.4% primarily due to increased costs from the recently acquired businesses, including higher depreciation, depletion, and amortization expense and $1.2 million for the cost impact of the fair market value write-up of acquired inventory. As a percent of revenues, cost of revenues increased to 78.9% in the current period, compared to 77.5% in the prior period.
•Selling, general, and administrative expenses increased 6.5% due to additional costs from recently acquired businesses. Selling, general, and administrative expenses as a percentage of revenues was 11.1% in both periods.
•Operating profit decreased 41.8% primarily due to a $21.8 million gain on the sale of depleted land in the prior period. Excluding this gain, operating profit increased 4.0% driven by the accretive impact of recent acquisitions and operating improvements in our specialty materials business, partially offset by the fair value write-up of inventory from recent acquisitions.
•Depreciation, depletion, and amortization expense increased 11.9% primarily due to the fair market value write-up of long-lived assets from recent acquisitions and organic growth investments.

Engineered Structures

	Three Months Ended March 31,
	2024	2023	Percent
	($ in millions)		Change
Revenues:
Utility, wind, and related structures	$231.6	$207.7	11.5%
Total revenues	231.6	207.7	11.5

Operating costs:
Cost of revenues	193.8	168.4	15.1
Selling, general, and administrative expenses	18.5	15.8	17.1
Gain on sale of storage tanks business	(7.0)	(6.4)	9.4
Operating profit	$26.3	$29.9	(12.0)

Depreciation and amortization(1)	$7.9	$6.6	19.7
(1) Depreciation and amortization are components of operating profit.
Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023
•Revenues increased 11.5% primarily due to increased volumes in our utility structures and wind towers businesses, partially offset by lower utility structures pricing due to project mix.
•Cost of revenues increased 15.1% primarily due to higher utility structures and wind towers volumes. Cost of revenues also increased approximately 4% due to additional expenses incurred related to the startup of two new facilities: a concrete utility structures plant and a wind tower plant. The increase was partially offset by higher AMP tax credits.
•Selling, general, and administrative expenses increased 17.1% primarily due to increased headcount and higher sales-related costs.
•During both periods presented, the Company recognized an additional gain on the sale of the storage tanks business, which was divested on October 3, 2022, related to the settlement of certain contingencies from the sale.
•Operating profit decreased 12.0% primarily due to lower margins in our utility structures business driven by project mix and additional startup costs.
•Depreciation and amortization expense increased primarily due to organic growth investments.
Unsatisfied Performance Obligations (Backlog)
As of March 31, 2024, the backlog for utility, wind, and related structures was $1,366.7 million, compared to $1,367.5 million and $1,531.4 million as of December 31, 2023 and March 31, 2023, respectively. Approximately 40% of these unsatisfied performance obligations are expected to be delivered during 2024 , approximately 29% during 2025, and the remainder are expected to be delivered through 2028.

Transportation Products

	Three Months Ended March 31,
	2024	2023	Percent
	($ in millions)		Change
Revenues:
Inland barges	$79.7	$68.1	17.0%
Steel components	36.1	37.3	(3.2)
Total revenues	115.8	105.4	9.9

Operating costs:
Cost of revenues	94.9	89.3	6.3
Selling, general, and administrative expenses	6.3	6.0	5.0
Operating profit	$14.6	$10.1	44.6

Depreciation and amortization (1)	$4.0	$4.0	—
(1) Depreciation and amortization are components of operating profit.
Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023
•Revenues increased 9.9%. Inland barge revenues increased 17.0% primarily due to higher volumes and pricing for hopper barges. Revenues for steel components decreased 3.2% due to a slight decline in volumes.
•Cost of revenues increased 6.3% reflecting the higher barge volumes during the current period. As a percent of revenues, cost of revenues decreased to 82.0% in the current period, compared to 84.7% in the prior period.
•Selling, general, and administrative expenses increased slightly, but decreased as a percentage of revenues to 5.4%, compared to 5.7% in the prior period.
•Operating profit increased 44.6%, outpacing the percentage increase in revenues, driven by higher hopper barge volumes and improved margins across both businesses.
Unsatisfied Performance Obligations (Backlog)
As of March 31, 2024, the backlog for inland barges was $294.4 million, compared to $253.7 million and $279.0 million as of December 31, 2023 and March 31, 2023, respectively. Approximately 73% of unsatisfied performance obligations for inland barges are expected to be delivered during 2024, and the remainder are expected to be delivered in 2025.

Corporate

	Three Months Ended March 31,
	2024	2023	Percent
	(in millions)		Change
Corporate overhead costs	$16.3	$14.4	13.2%

Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023
•Corporate overhead costs increased 13.2% primarily due to higher acquisition and divestiture-related expenses of $1.6 million, compared to $0.6 million for the same period in 2023, and increased compensation-related expenses.

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
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(in millions)
Total cash provided by (required by):
Operating activities	$80.5	$27.3
Investing activities	(43.5)	(34.1)
Financing activities	34.7	(4.4)
Net increase (decrease) in cash and cash equivalents	$71.7	$(11.2)
Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2024 was $80.5 million, compared to $27.3 million for the three months ended March 31, 2023.
•The changes in current assets and liabilities resulted in a net source of cash of $4.6 million for the three months ended March 31, 2024, compared to a net use of cash of $55.4 million for the three months ended March 31, 2023. The current year activity was primarily driven by a decrease in inventories and higher advanced billings and accounts payable, partially offset by increased receivables.
Investing Activities. Net cash required by investing activities for the three months ended March 31, 2024 was $43.5 million, compared to $34.1 million for the three months ended March 31, 2023.
•Capital expenditures for the three months ended March 31, 2024 were $54.4 million, compared to $44.4 million for the same period last year with the increase primarily driven by various growth projects within the Construction Products and Engineered Structures segments. Full-year capital expenditures are expected to be approximately $190 to $205 million in 2024.
•Proceeds from the sale of property, plant, and equipment and other assets totaled $4.2 million for the three months ended March 31, 2024, compared to $23.9 million for the same period in 2023. Prior year activity mainly related to the sale of depleted land in the Construction Products segment.
•There was no activity related to cash paid for acquisitions, net of cash acquired for the three months ended March 31, 2024, compared to $15.6 million for the same period in 2023.
•Proceeds from the sale of the storage tanks business were $6.7 million during the three months ended March 31, 2024, compared to $2.0 million for the same period in 2023, both related to the resolution of certain contingencies from the sale that closed in October 2022. There was no divestiture activity during the three months ended March 31, 2024 or 2023.
Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2024 was $34.7 million, compared to net cash required by financing activities of $4.4 million for the same period in 2023.
•Current year activity was primarily driven by borrowings of $40.0 million under the revolving credit facility partially offset by scheduled debt payments and dividends paid during the period.
Other Investing and Financing Activities
Revolving Credit Facility and Senior Notes
On August 23, 2023, we entered into a Second Amended and Restated Credit Agreement to increase the revolving credit facility from $500.0 million to $600.0 million, extend the maturity date of the revolving credit facility from January 2, 2025 to August 23, 2028, and refinance and repay in full the remaining balance of the term loan then outstanding under the prior credit facility.

As of March 31, 2024, we had $200.0 million of outstanding loans borrowed under the revolving credit facility, and there were approximately $22.0 million of letters of credit issued, leaving $378.0 million available for borrowing. Of the outstanding letters of credit as of March 31, 2024, $21.4 million are expected to expire in 2024, with the remainder in 2025. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year.
In April 2024, we borrowed an additional $160.0 million under our revolving credit facility to fund, in part, the acquisition of Ameron.
The interest rates under the revolving credit facility are variable based on the daily simple or term Secured Overnight Financing Rate ("SOFR"), plus a 10-basis point credit spread adjustment, or an alternate base rate, in each case plus a margin for borrowing. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on Arcosa’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing based on SOFR ranges from 1.25% to 2.00% and was set at 1.50% as of March 31, 2024. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.25% as of March 31, 2024.
The Company's revolving credit facility requires the maintenance of certain ratios related to leverage and interest coverage. As of March 31, 2024, we were in compliance with all such financial covenants. Borrowings under the revolving credit facility are guaranteed by certain wholly-owned subsidiaries of the Company.
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
Dividends and Repurchase Program
In March 2024, the Company declared a quarterly cash dividend of $0.05 per share that was paid on April 30, 2024.
In December 2022, the Board authorized a new $50.0 million share repurchase program effective January 1, 2023 through December 31, 2024 to replace a program of the same amount that expired on December 31, 2022. For the three months ended March 31, 2024, the Company did not repurchase any shares. As of March 31, 2024, the Company had a remaining authorization of $36.2 million under the program. See Note 1 Overview and Summary of Significant Accounting Policies to the Consolidated Financial Statements.
Derivative Instruments
In December 2018, the Company entered into a $100.0 million interest rate swap instrument, effective as of January 2, 2019, to reduce the effect of changes in the variable interest rates associated with the first $100.0 million of borrowings under the Company's committed credit facility. In conjunction with the replacement of LIBOR with SOFR as a benchmark for borrowings under the Amended and Restated Credit Agreement, on July 1, 2023 the swap instrument transitioned from LIBOR to SOFR. The instrument effectively fixed the SOFR component of borrowings under the revolving credit facility at a monthly rate of 2.71% until such instrument's termination. The interest rate swap instrument expired in October 2023. See Note 7 Debt to the Consolidated Financial Statements.

Recent Accounting Pronouncements
See Note 1 Overview and Summary of Significant Accounting Policies to the Consolidated Financial Statements for information about recent accounting pronouncements.

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

Any forward-looking statement speaks only as of the date on which such statement is made. Arcosa undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. For a discussion of risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see Item 1A, “Risk Factors” in our 2023 Annual Report on Form 10-K and future Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2023 as set forth in our 2023 Annual Report on Form 10-K. See Note 9 Other, Net of the Notes to the Consolidated Financial Statements for the impact of foreign exchange rate fluctuations for the three months ended March 31, 2024.

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

PART II

Item 1. Legal Proceedings
See Note 15 Contingencies to the Consolidated Financial Statements regarding legal proceedings.

Item 1A. Risk Factors
There have been no material changes in the Company's risk factors from those set forth in our 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended March 31, 2024:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2024 through January 31, 2024	1,205	$78.46	—	$36,247,953
February 1, 2024 through February 29, 2024	256	$81.13	—	$36,247,953
March 1, 2024 through March 31, 2024	12,797	$81.69	—	$36,247,953
Total	14,258	$81.40	—	$36,247,953
(1)     These columns include the following transactions during the three months ended March 31, 2024: (i) the surrender to the Company of 14,258 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of no shares of common stock on the open market as part of the stock repurchase program.
(2)     In December 2022, the Board authorized a new $50.0 million share repurchase program effective January 1, 2023 through December 31, 2024 to replace a program of the same amount that expired on December 31, 2022.
Among other things, the IRA imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. We have evaluated these new provisions, concluded there is no impact for the three months ended March 31, 2024, and continue to evaluate the impact of these tax law changes on future periods.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

NO.	DESCRIPTION
2.1
Membership Interest Purchase Agreement regarding the sale and purchase of all the membership interests of Ameron Pole Products LLC among National Oilwell Varco, L.P., as seller, CEMC Services, LLC, as buyer, and solely for the purposes of Section 6.3(c) and Section 6.12, Arcosa Inc., as buyer guarantor (filed herewith).

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

Arcosa, Inc.
(Registrant)

May 3, 2024	By:	/s/ Gail M. Peck
Gail M. Peck
Chief Financial Officer