Form 10-Q
period 2024-06-30
Arcosa, Inc.
filed 2024-08-02
CIK 1739445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At July 15, 2024, the number of shares of common stock outstanding was 48,783,999.

ARCOSA, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Arcosa, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Revenues	$664.7	$584.8	$1,263.3	$1,134.0
Operating costs:
Cost of revenues	526.7	463.7	1,013.7	904.3
Selling, general, and administrative expenses	79.5	70.7	148.6	133.2
Gain on disposition of property, plant, equipment, and other assets	(2.0)	(0.6)	(5.9)	(23.2)
Gain on sale of businesses	(12.5)	—	(19.5)	(6.4)
Impairment charge	5.8	—	5.8	—
	597.5	533.8	1,142.7	1,007.9
Total operating profit	67.2	51.0	120.6	126.1

Interest expense	11.4	7.1	19.7	14.2
Other, net (income) expense	2.6	(2.6)	0.4	(4.5)
Income before income taxes	53.2	46.5	100.5	116.4

Provision for income taxes	7.6	5.6	15.7	19.8

Net income	$45.6	$40.9	$84.8	$96.6

Net income per common share:
Basic	$0.93	$0.84	$1.74	$1.99
Diluted	$0.93	$0.84	$1.74	$1.98
Weighted average number of shares outstanding:
Basic	48.6	48.5	48.5	48.4
Diluted	48.7	48.7	48.7	48.6
Dividends declared per common share	$0.05	$0.05	$0.10	$0.10

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Net income	$45.6	$40.9	$84.8	$96.6
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.0, $0.1, $0.0 and $0.1	—	0.1	—	0.2
Reclassification adjustments for (gains) losses included in net income, net of tax expense (benefit) of $0.0 and $0.1, $0.0 and $0.2	—	(0.4)	—	(0.8)
Currency translation adjustment:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.0 and $0.0, $0.0 and $0.0	(0.2)	0.1	(0.6)	0.2
	(0.2)	(0.2)	(0.6)	(0.4)
Comprehensive income	$45.4	$40.7	$84.2	$96.2

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(unaudited)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$103.7	$104.8
Receivables, net of allowance	442.8	357.1
Inventories:
Raw materials and supplies	184.3	210.8
Work in process	53.3	42.7
Finished goods	168.3	148.3
	405.9	401.8
Other	38.5	48.3
Total current assets	990.9	912.0

Property, plant, and equipment, net	1,415.3	1,336.3
Goodwill	1,023.4	990.7
Intangibles, net	313.1	270.7
Deferred income taxes	6.9	6.8
Other assets	58.3	61.4
	$3,807.9	$3,577.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$263.7	$272.5
Accrued liabilities	126.9	117.4
Advance billings	32.2	34.5
Current portion of long-term debt	6.6	6.8
Total current liabilities	429.4	431.2

Debt	699.9	561.9
Deferred income taxes	198.1	179.6
Other liabilities	65.5	73.2
	1,392.9	1,245.9
Stockholders’ equity:
Common stock – 200.0 shares authorized	0.5	0.5
Capital in excess of par value	1,686.5	1,682.8
Retained earnings	744.8	664.9
Accumulated other comprehensive loss	(16.8)	(16.2)
	2,415.0	2,332.0
	$3,807.9	$3,577.9
See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2024	2023

	(in millions)
Operating activities:
Net income	$84.8	$96.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	89.4	78.3
Impairment charge	5.8	—
Stock-based compensation expense	14.1	12.6
Provision for deferred income taxes	14.4	12.9
Gains on disposition of property, plant, equipment, and other assets	(5.9)	(23.2)
Gain on sale of businesses	(19.5)	(6.4)
(Increase) decrease in other assets	(4.2)	(0.3)
Increase (decrease) in other liabilities	(9.7)	(3.4)
Other	(5.7)	2.2
Changes in current assets and liabilities:
(Increase) decrease in receivables	(80.6)	(30.7)
(Increase) decrease in inventories	21.9	(34.6)
(Increase) decrease in other current assets	11.3	10.3
Increase (decrease) in accounts payable	(11.3)	43.4
Increase (decrease) in advance billings	(2.3)	4.0
Increase (decrease) in accrued liabilities	16.3	(6.8)
Net cash provided by operating activities	118.8	154.9

Investing activities:
Proceeds from disposition of property, plant, equipment, and other assets	7.4	24.4
Proceeds from sale of businesses	33.3	2.0
Capital expenditures	(102.0)	(96.9)
Acquisitions, net of cash acquired	(179.9)	(15.6)
Net cash required by investing activities	(241.2)	(86.1)

Financing activities:
Payments to retire debt	(63.4)	(5.4)
Proceeds from issuance of debt	200.0	—
Dividends paid to common stockholders	(4.9)	(4.8)
Purchase of shares to satisfy employee tax on vested stock	(10.4)	(11.1)
Holdback payment from acquisition	—	(10.0)
Net cash provided (required) by financing activities	121.3	(31.3)
Net increase (decrease) in cash and cash equivalents	(1.1)	37.5
Cash and cash equivalents at beginning of period	104.8	160.4
Cash and cash equivalents at end of period	$103.7	$197.9

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at March 31, 2023	48.4	$0.5	$1,690.3	$568.8	$(15.9)	—	$(0.5)	$2,243.2
Net income	—	—	—	40.9	—	—	—	40.9
Other comprehensive income	—	—	—	—	(0.2)	—	—	(0.2)
Cash dividends on common stock	—	—	—	(2.4)	—	—	—	(2.4)
Restricted shares, net	0.5	—	6.9	—	—	(0.1)	(11.1)	(4.2)
Retirement of treasury stock	(0.1)	—	(11.6)	—	—	0.1	11.6	—
Balances at June 30, 2023	48.8	$0.5	$1,685.6	$607.3	$(16.1)	—	$—	$2,277.3

Balances at March 31, 2024	48.6	$0.5	$1,689.6	$701.7	$(16.6)	—	$(1.4)	$2,373.8
Net income	—	—	—	45.6	—	—	—	45.6
Other comprehensive income	—	—	—	—	(0.2)	—	—	(0.2)
Cash dividends on common stock	—	—	—	(2.5)	—	—	—	(2.5)
Restricted shares, net	0.3	—	7.8	—	—	(0.1)	(9.5)	(1.7)
Retirement of treasury stock	(0.1)	—	(10.9)	—	—	0.1	10.9	—
Balances at June 30, 2024	48.8	$0.5	$1,686.5	$744.8	$(16.8)	—	$—	$2,415.0

Balances at December 31, 2022	48.4	$0.5	$1,684.1	$515.5	$(15.7)	—	$—	$2,184.4
Net income	—	—	—	96.6	—	—	—	96.6
Other comprehensive income	—	—	—	—	(0.4)	—	—	(0.4)
Cash dividends on common stock	—	—	—	(4.8)	—	—	—	(4.8)
Restricted shares, net	0.5	—	13.1	—	—	(0.1)	(11.6)	1.5
Retirement of treasury stock	(0.1)	—	(11.6)	—	—	0.1	11.6	—
Balances at June 30, 2023	48.8	$0.5	$1,685.6	$607.3	$(16.1)	—	$—	$2,277.3

Balances at December 31, 2023	48.6	$0.5	$1,682.8	$664.9	$(16.2)	—	$—	$2,332.0
Net income	—	—	—	84.8	—	—	—	84.8
Other comprehensive income	—	—	—	—	(0.6)	—	—	(0.6)
Cash dividends on common stock	—	—	—	(4.9)	—	—	—	(4.9)
Restricted shares, net	0.3	—	14.6	—	—	(0.1)	(10.9)	3.7
Retirement of treasury stock	(0.1)	—	(10.9)	—	—	0.1	10.9	—
Balances at June 30, 2024	48.8	$0.5	$1,686.5	$744.8	$(16.8)	—	$—	$2,415.0

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
The accompanying Consolidated Financial Statements are unaudited and have been prepared from the books and records of Arcosa, Inc. and its consolidated subsidiaries. All normal and recurring adjustments necessary for a fair presentation of the financial position of the Company and the results of operations, comprehensive income/loss, and cash flows have been made in conformity with accounting principles generally accepted in the U.S. (“GAAP”). All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, the financial condition and results of operations for the three and six months ended June 30, 2024 may not be indicative of Arcosa's expected business, financial condition, and results of operations for the year ending December 31, 2024.
These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited Consolidated Financial Statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2023.
Stockholders' Equity
In December 2022, the Company’s Board of Directors (the “Board") authorized a new $50.0 million share repurchase program effective January 1, 2023 through December 31, 2024 to replace a program of the same amount that expired on December 31, 2022. For the three and six months ended June 30, 2024, the Company did not repurchase any shares. As of June 30, 2024, the Company had a remaining authorization of $36.2 million under the program.
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
Engineered Structures
Within the Engineered Structures segment, revenue is recognized for wind towers and certain utility structures over time as the products are manufactured using an input approach based on the costs incurred relative to the total estimated costs of production. We recognize revenue over time for these products as they are highly customized to the needs of an individual customer resulting in no alternative use to the Company if not purchased by the customer after the contract is executed. In addition, we have the right to bill the customer for our work performed to date plus at least a reasonable profit margin for work performed. As of June 30, 2024, we had a contract asset of $76.7 million related to these contracts, compared to $66.8 million as of December 31, 2023, which is included in receivables, net of allowance, within the Consolidated Balance Sheets. The increase in the contract asset is attributed to timing of deliveries of finished structures to customers during the period. For all other products, revenue is recognized when the customer has accepted the product and legal title of the product has passed to the customer.
Transportation Products
The Transportation Products segment recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.

Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of June 30, 2024 and the percentage of the outstanding performance obligations as of June 30, 2024 expected to be delivered during the remainder of 2024:

	Unsatisfied performance obligations as of June 30, 2024
	Total Amount	Percent expected to be delivered in 2024
	(in millions)
Engineered Structures:
Utility, wind, and related structures	$1,338.7	37%

Transportation Products:
Inland barges	$251.5	69%
Of the remaining unsatisfied performance obligations for utility, wind, and related structures, 32% are expected to be delivered during 2025 with the remainder expected to be delivered through 2028. All of the remaining unsatisfied performance obligations for inland barges are expected to be delivered during 2025.
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
Financial Instruments
The Company considers all highly liquid debt instruments to be cash and cash equivalents if purchased with a maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and receivables. The Company places its cash investments in bank deposits and highly-rated money market funds, and its investment policy limits the amount of credit exposure to any one commercial issuer. We seek to limit concentrations of credit risk with respect to receivables with control procedures that monitor the credit worthiness of customers, together with the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected credit losses. Receivable balances determined to be uncollectible are charged against the allowance. To accelerate the conversion to cash, the Company may sell a portion of its trade receivables to third parties. The Company has no recourse to these receivables once they are sold but may have continuing involvement related to servicing and collection activities. The impact of these transactions in the Company's Consolidated Statements of Operations for the three and six months ended June 30, 2024 was not significant. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.

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
Recently issued accounting pronouncements not adopted as of June 30, 2024
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to improve the transparency of income tax disclosures by requiring 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. The standard also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 will become effective for public companies during annual reporting periods beginning after December 15, 2024, with early adoption permitted. Although ASU 2023-09 only modifies the Company's required income tax disclosures, the Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements.

Note 2. Acquisitions and Divestitures
2024 Acquisitions
On August 1, 2024, we entered into an agreement to acquire the construction materials business of Stavola Holding Corporation and its affiliated entities ("Stavola") for $1.2 billion in cash. Stavola, which will be reported within the Construction Products segment, serves the New York-New Jersey market through its network of five natural aggregates quarries, twelve asphalt plants, and three recycled aggregates sites. The Company has obtained $1.2 billion of committed secured bridge loan financing, as well as a backstop to its existing $600.0 million revolving credit facility. Prior to the transaction close, the Company anticipates accessing the long-term debt capital markets for permanent financing with a mix of secured and unsecured debt. The transaction is expected to close in the fourth quarter.
In July 2024, we completed the acquisition of a Phoenix, Arizona based natural aggregates business in our Construction Products segment, for a total purchase price of $35.0 million.

On April 9, 2024, we completed the acquisition of Ameron Pole Products LLC ("Ameron"), a leading manufacturer of highly engineered, premium concrete and steel poles for a broad range of infrastructure applications, including lighting, traffic, electric distribution, and small-cell telecom, for a total purchase price of $180.0 million. With operations in Alabama, California, and Oklahoma, Ameron is included in our Engineered Structures segment. The acquisition was funded with $160.0 million of borrowings under our revolving credit facility and cash on hand. The acquisition was recorded as a business combination based on a preliminary valuation of the assets acquired and liabilities assumed at their acquisition date fair value using unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities ("Level 3" inputs). The preliminary valuation resulted in the recognition of, among others, $55.9 million of property, plant, and equipment, $27.9 million of customer relationships, $18.2 million of inventory, $12.8 million of technology, $12.1 million of accounts receivable, $8.9 million of trademarks and $42.9 million of goodwill in our Engineered Structures segment. The goodwill acquired, which is tax-deductible, primarily relates to Ameron's market position and existing workforce. We expect to complete our purchase price allocation as soon as reasonably possible, not to exceed one year from the acquisition date. Adjustments to the preliminary purchase price allocation could be material, particularly with respect to our preliminary estimates of property, plant, and equipment, customer relationships, and technology.
2023 Acquisitions
On December 20, 2023, we completed the acquisition of certain assets and liabilities of Lake Point Holdings, LLC and Lake Point Restoration LLC, (collectively "Lake Point") a Florida based natural aggregates business in our Construction Products segment, for a total purchase price of $65.1 million. The acquisition was funded with $60.0 million of borrowings under our revolving credit facility and cash on hand. The acquisition was recorded as a business combination based on a valuation of the assets acquired and liabilities assumed at their acquisition date fair value using Level 3 inputs. The preliminary valuation resulted in the recognition of, among others, $13.2 million of property, plant, and equipment, $19.1 million of mineral reserves, $11.5 million of permits, and $15.4 million of goodwill in our Construction Products segment. We expect to complete our purchase price allocation as soon as reasonably possible, not to exceed one year from the acquisition date. Adjustments to the preliminary purchase price allocation could be material, particularly with respect to our preliminary estimates of mineral reserves, permits, and property, plant, and equipment.
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
Divestitures
On August 1, 2024, the Company entered into an agreement to sell its steel components business. The steel components business, reported in the Transportation Products segment, is a leading supplier of railcar coupling devices, railcar axles, and circular forgings. The transaction is expected to close during the third quarter.
During the three months ended June 30, 2024, we completed the divestiture of certain assets and liabilities of a single-location asphalt and paving operation in our Construction Products segment and the sale of a non-operating facility in our Engineered Structures segment.
The total consideration for these divestitures is expected to be approximately $137.3 million. For the divestitures that closed during the three months ended June 30, 2024, the Company recognized a pre-tax gain of $12.5 million which is reflected in gain on sale of businesses on the Consolidated Statement of Operations.
There were no divestitures completed during the three and six months ended June 30, 2023.

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

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of June 30, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets:
Cash equivalents	$46.0	$—	$—	$46.0
Total assets	$46.0	$—	$—	$46.0

Liabilities:
Contingent consideration(1)	$—	$—	$1.4	$1.4
Total liabilities	$—	$—	$1.4	$1.4

	Fair Value Measurement as of December 31, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)
Liabilities:
Contingent consideration(1)	$—	$—	$2.7	$2.7
Total liabilities	$—	$—	$2.7	$2.7

(1) Current portion included in accrued liabilities and non-current portion included in other liabilities on the Consolidated Balance Sheets.

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
Engineered Structures. The Engineered Structures segment primarily manufactures and sells steel and concrete structures for infrastructure businesses, including utility structures for electricity transmission and distribution, structural wind towers, traffic and lighting structures, and telecommunication structures. These products share similar manufacturing competencies and steel sourcing requirements and can be manufactured across our North American footprint.
Transportation Products. The Transportation Products segment primarily manufactures and sells inland barges, fiberglass barge covers, winches, marine hardware, and steel components for railcars and other transportation and industrial equipment.
The financial information for these segments is shown in the tables below. We operate principally in North America.

	Three Months Ended June 30,
	Revenues		Operating Profit (Loss)
	2024	2023	2024	2023

	(in millions)
Aggregates and specialty materials	$235.5	$227.1
Construction site support	40.6	37.7
Construction Products	276.1	264.8	$39.4	$34.4

Utility, wind, and related structures	274.8	207.0
Engineered Structures	274.8	207.0	35.1	21.7

Inland barges	75.7	72.5
Steel components	38.1	40.5
Transportation Products	113.8	113.0	12.6	11.6

Segment Totals	664.7	584.8	87.1	67.7
Corporate	—	—	(19.9)	(16.7)
Consolidated Total	$664.7	$584.8	$67.2	$51.0

	Six Months Ended June 30,
	Revenues		Operating Profit (Loss)
	2024	2023	2024	2023

	(in millions)
Aggregates and specialty materials	$457.2	$438.1
Construction site support	70.1	62.8
Construction Products	527.3	500.9	$68.2	$83.9

Utility, wind, and related structures	506.4	414.7
Engineered Structures	506.4	414.7	61.4	51.6

Inland barges	155.4	140.6
Steel components	74.2	77.8
Transportation Products	229.6	218.4	27.2	21.7

Segment Totals	1,263.3	1,134.0	156.8	157.2
Corporate	—	—	(36.2)	(31.1)
Consolidated Total	$1,263.3	$1,134.0	$120.6	$126.1

Note 5. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
	(in millions)
Land	$146.8	$140.2
Mineral reserves	546.4	546.9
Buildings and improvements	381.6	345.6
Machinery and other	1,239.7	1,121.0
Construction in progress	94.7	115.5
	2,409.2	2,269.2
Less accumulated depreciation and depletion	(993.9)	(932.9)
	$1,415.3	$1,336.3
The Company recorded an impairment of $5.8 million during the three and six months ended June 30, 2024 related to the closure of the Company's aggregates operations in west Texas in our Construction Products segment. No impairment charges were recognized during the three and six months ended June 30, 2023.

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill by segment is as follows:

	June 30, 2024	December 31, 2023
	(in millions)
Construction Products	$505.8	$516.1
Engineered Structures	480.6	437.6
Transportation Products	37.0	37.0
	$1,023.4	$990.7
The decrease in Construction Products goodwill during the six months ended June 30, 2024 is due to measurement period adjustments from the 2023 acquisitions and the divestiture of a single-location asphalt and paving business completed in April 2024. The increase in Engineered Structures goodwill during the six months ended June 30, 2024 is due to the recent acquisition of Ameron. See Note 2 Acquisitions and Divestitures.
Intangible Assets
Intangibles, net consisted of the following:

	June 30, 2024	December 31, 2023
	(in millions)
Intangibles with indefinite lives - Trademarks	$43.8	$34.9

Intangibles with definite lives:
Customer relationships	171.5	142.7
Permits	168.4	166.9
Other	17.7	2.3
	357.6	311.9
Less accumulated amortization	(88.3)	(76.1)
	269.3	235.8
Intangible assets, net	$313.1	$270.7

Note 7. Debt
The following table summarizes the components of debt as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(in millions)
Revolving credit facility	$300.0	$160.0
Senior notes	400.0	400.0
Finance leases (see Note 8 Leases)	10.4	13.1
	710.4	573.1
Less: unamortized debt issuance costs	(3.9)	(4.4)
Total debt	$706.5	$568.7
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
In April 2024, we borrowed an additional $160.0 million under our revolving credit facility to fund, in part, the acquisition of Ameron, of which $60.0 million was repaid during the three months ended June 30, 2024. As of June 30, 2024, we had $300.0 million of outstanding loans borrowed under the revolving credit facility, and there were approximately $10.7 million of letters of credit issued, leaving $289.3 million available for borrowing. Of the outstanding letters of credit as of June 30, 2024, $10.7 million are expected to expire in 2025. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year.
The interest rates under the revolving credit facility are variable based on the daily simple or term Secured Overnight Financing Rate ("SOFR"), plus a 10-basis point credit spread adjustment, or an alternate base rate, in each case plus a margin for borrowing. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on the Company’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing based on SOFR ranges from 1.25% to 2.00% and was set at 1.50% as of June 30, 2024. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.25% at June 30, 2024.
The Company's revolving credit facility requires the maintenance of certain ratios related to leverage and interest coverage. As of June 30, 2024, we were in compliance with all such financial covenants. Borrowings under the revolving credit facility are guaranteed by certain domestic subsidiaries of the Company.
The carrying value of borrowings under our revolving credit approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input). See Note 3 Fair Value Accounting.
As of June 30, 2024, the Company had $2.1 million of unamortized debt issuance costs related to the revolving credit facility, which are included in other assets on the Consolidated Balance Sheet.
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

The estimated fair value of the Notes as of June 30, 2024 was $370.3 million based on a quoted market price in a market with little activity (Level 2 input).
In connection with the issuance of the Notes, the Company paid $6.6 million of debt issuance costs.
The remaining principal payments under existing debt agreements as of June 30, 2024 are as follows:

	2024	2025	2026	2027	2028	Thereafter

	(in millions)
Revolving credit facility	$—	$—	$—	$—	$300.0	$—
Senior notes	—	—	—	—	—	400.0
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
Future minimum lease payments for operating and finance lease obligations as of June 30, 2024 consisted of the following:

	Operating Leases	Finance Leases
	(in millions)
2024 (remaining)	$5.0	$3.7
2025	9.7	5.3
2026	7.6	1.5
2027	4.3	0.2
2028	2.8	—
Thereafter	9.1	—
Total undiscounted future minimum lease obligations	38.5	10.7
Less imputed interest	(2.6)	(0.3)
Present value of net minimum lease obligations	$35.9	$10.4

The following table summarizes our operating and finance leases and their classification within the Consolidated Balance Sheet.

	June 30, 2024	December 31, 2023

	(in millions)
Assets
Operating - Other assets	$33.7	$36.7
Finance - Property, plant, and equipment, net	14.6	16.5
Total lease assets	48.3	53.2

Liabilities
Current
Operating - Accrued liabilities	9.1	8.4
Finance - Current portion of long-term debt	6.6	6.8
Non-current
Operating - Other liabilities	26.8	29.7
Finance - Debt	3.8	6.3
Total lease liabilities	$46.3	$51.2

Note 9. Other, Net
Other, net (income) expense consists of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Interest income	$(0.7)	$(1.4)	$(2.4)	$(2.6)
Foreign currency exchange transactions	3.3	(1.2)	2.8	(1.7)
Other	—	—	—	(0.2)
Other, net (income) expense	$2.6	$(2.6)	$0.4	$(4.5)

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
Our effective tax rates of 14.3% and 15.6% for the three and six months ended June 30, 2024, respectively, differed from the U.S. federal statutory rate of 21.0% due to Advanced Manufacturing Production ("AMP") tax credits, compensation-related items, state income taxes, statutory depletion deductions, and tax effects of foreign currency translations. Our effective tax rates of 12.0% and 17.0% for the three and six months ended June 30, 2023, respectively, differed from the U.S. federal statutory rate of 21.0% due to AMP tax credits, tax effects of foreign currency translations, compensation-related items, state income taxes, and statutory depletion deductions.

Note 11. Employee Retirement Plans
Total employee retirement plan expense, which includes related administrative expenses, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Defined contribution plans	$4.6	$4.1	$8.6	$7.7
Multiemployer plan	0.4	0.4	0.8	0.8
	$5.0	$4.5	$9.4	$8.5
The Company contributes to a multiemployer defined benefit plan under the terms of a collective-bargaining agreement that covers certain union-represented employees at one of the facilities of Meyer Utility Structures, a subsidiary of Arcosa. The Company contributed $0.4 million and $0.8 million to the multiemployer plan for the three and six months ended June 30, 2024, respectively. The Company contributed $0.3 million and $0.7 million to the multiemployer plan for the three and six months ended June 30, 2023, respectively. Total contributions to the multiemployer plan for 2024 are expected to be approximately $1.7 million.

Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the six months ended June 30, 2024 and 2023 are as follows:

	Currency translation adjustments	Unrealized gain (loss) on derivative financial instruments	Accumulated other comprehensive loss

	(in millions)
Balances at December 31, 2022	$(17.0)	$1.3	$(15.7)
Other comprehensive income (loss), net of tax, before reclassifications	0.2	0.2	0.4
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, $0.1, and $0.1	—	(0.8)	(0.8)
Other comprehensive income (loss)	0.2	(0.6)	(0.4)
Balances at June 30, 2023	$(16.8)	$0.7	$(16.1)

Balances at December 31, 2023	$(16.2)	$—	$(16.2)
Other comprehensive income (loss), net of tax, before reclassifications	(0.6)	—	(0.6)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, $0.0, and $0.0	—	—	—
Other comprehensive income (loss)	(0.6)	—	(0.6)
Balances at June 30, 2024	$(16.8)	$—	$(16.8)

Note 13. Stock-Based Compensation
Stock-based compensation totaled approximately $7.4 million and $14.1 million for the three and six months ended June 30, 2024, respectively. Stock-based compensation totaled approximately $7.1 million and $12.6 million for the three and six months ended June 30, 2023, respectively.

Note 14. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income remaining after allocation to participating unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted earnings per common share includes the weighted average net impact of nonparticipating unvested restricted shares. Total weighted average restricted shares were 1.2 million for the three and six months ended June 30, 2024. Total weighted average restricted shares were 1.3 million and 1.4 million for the three and six months ended June 30, 2023, respectively.
The computation of basic and diluted earnings per share follows.

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS

	(in millions, except per share amounts)
Net income	$45.6			$40.9
Unvested restricted share participation	(0.1)			(0.2)
Net income per common share – basic	45.5	48.6	$0.93	40.7	48.5	$0.84
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.1		—	0.2
Net income per common share – diluted	$45.5	48.7	$0.93	$40.7	48.7	$0.84

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS

	(in millions, except per share amounts)
Net income	$84.8			$96.6
Unvested restricted share participation	(0.3)			(0.4)
Net income per common share – basic	84.5	48.5	$1.74	96.2	48.4	$1.99
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.2		—	0.2
Net income per common share – diluted	$84.5	48.7	$1.74	$96.2	48.6	$1.98

Note 15. Contingencies
The Company is involved in claims and lawsuits incidental to our business arising from various matters including commercial disputes, alleged product defect and/or warranty claims, intellectual property matters, personal injury claims, environmental issues, employment and/or workplace-related matters, and various governmental and environmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when probable losses can be reasonably estimated. At June 30, 2024, the reasonably possible losses and any related accruals for such matters were not significant.
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
•Within our Engineered Structures segment, our backlog as of June 30, 2024 provides good production visibility for the remainder of 2024. Our customers remain committed to taking delivery of these orders. In utility structures, order and inquiry activity continues to be healthy, as customers remain focused on grid hardening and reliability initiatives. The passage of the Inflation Reduction Act ("IRA") on August 16, 2022, which included a long-term extension of the Production Tax Credit (“PTC”) for new wind farm projects and introduced new Advanced Manufacturing Production (“AMP”) tax credits for companies that domestically manufacture and sell clean energy equipment in the U.S., is a significant catalyst for our wind towers business. As demonstrated by more than $1.1 billion of new orders for delivery through 2028, which we have received since the passage of the IRA, our wind towers business is at the beginning stages of a market recovery. A large portion of these orders will support wind energy expansion projects in the Southwest. As a result, we have opened a new plant in New Mexico and have started delivering towers from this facility late in the second quarter of 2024.
•Within our Transportation Products segment, our backlog for inland barges as of June 30, 2024 was $251.5 million and extends into 2025. Our customers remain committed to taking delivery of these orders. Our barge business is recovering from cyclical lows resulting from the onset of the COVID-19 pandemic when order levels fell sharply and have remained low due to persistently high steel prices. Over this time, customer inquiries have remained healthy, initially for dry barges and more recently for tank barges. The fleet continues to age as new builds have not kept pace with scrapping, and utilization rates are high. We have been successful in filling orders when we can strategically source steel. During the second quarter, we received orders of $33 million primarily for tank barges. Demand for steel components has stabilized as the near-term outlook for the new railcar market indicates replacement-level demand.

Executive Overview
Recent Developments
In August 2024, the Company entered into an agreement to acquire the construction materials business of Stavola Holding Corporation and its affiliated entities ("Stavola") for $1.2 billion in cash. Stavola, which will be reported within the Construction Products segment, serves the New York-New Jersey market through its network of five natural aggregates quarries, twelve asphalt plants, and three recycled aggregates sites. The Company has obtained $1.2 billion of committed secured bridge loan financing, as well as a backstop to its existing $600 million revolving credit facility. Prior to the transaction close, the Company anticipates accessing the long-term debt capital markets for permanent financing with a mix of secured and unsecured debt. The transaction is expected to close in the fourth quarter.
Concurrently, the Company announced it has entered into an agreement to sell its steel components business. The steel components business, reported in the Transportation Products segment, is a leading supplier of railcar coupling devices, railcar axles, and circular forgings. The transaction is expected to close during the third quarter.
In April 2024, we completed the acquisition of Ameron Pole Products, LLC ("Ameron"), a leading manufacturer of highly engineered, premium concrete and steel poles for a broad range of infrastructure applications, including lighting, traffic, electric distribution, and small-cell telecom, for a total purchase price of $180.0 million. With operations in Alabama, California, and Oklahoma, Ameron is included in our Engineered Structures segment. The acquisition was funded with $160.0 million of borrowings under our revolving credit facility and cash on hand.
Financial Operations and Highlights
•Revenues for the three and six months ended June 30, 2024 increased by 13.7% and 11.4% to $664.7 million and $1,263.3 million, respectively, from the same periods in 2023, due to higher revenues in all three segments.
•Operating profit for the three months ended June 30, 2024 increased by $16.2 million to $67.2 million driven by growth in all three segments. Excluding the $21.8 million gain on the sale of depleted land in the prior period, operating profit for the six months ended June 30, 2024 increased by $16.3 million to $120.6 million with all three segments contributing to the growth.
•Selling, general, and administrative expenses increased by 12.4% and 11.6% for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year, driven by increased costs from recently acquired businesses and higher acquisition and divestiture-related expenses. As a percentage of revenues, selling, general, and administrative expenses were 12.0% and 11.8% for the three and six months ended June 30, 2024, respectively, compared to 12.1% and 11.7% for the same periods in 2023, respectively.
•The effective tax rate for the three and six months ended June 30, 2024 was 14.3% and 15.6%, respectively, compared to 12.0% and 17.0%, respectively, for the same periods in 2023. See Note 10 Income Taxes to the Consolidated Financial Statements.
•Net income for the three and six months ended June 30, 2024 was $45.6 million and $84.8 million, respectively, compared to $40.9 million and $96.6 million, respectively, for the same periods in 2023.
Our Engineered Structures and Transportation Products segments operate in cyclical industries. Additionally, results in our Construction Products segment are affected by weather and seasonal fluctuations with the second and third quarters historically being the quarters with the highest revenues.

Unsatisfied Performance Obligations (Backlog)
As of June 30, 2024, December 31, 2023, and June 30, 2023, our unsatisfied performance obligations, or backlog, were as follows:

	June 30, 2024	December 31, 2023	June 30, 2023

	(in millions)
Engineered Structures:
Utility, wind, and related structures	$1,338.7	$1,367.5	$1,507.4

Transportation Products:
Inland barges	$251.5	$253.7	$287.1
Approximately 37% of the unsatisfied performance obligations for utility, wind, and related structures in our Engineered Structures segment are expected to be delivered during 2024, approximately 32% are expected to be delivered during 2025 and the remainder are expected to be delivered through 2028. Approximately 69% of the unsatisfied performance obligations for inland barges in our Transportation Products segment are expected to be delivered during 2024, and the remainder are expected to be delivered during 2025.

Results of Operations
Overall Summary
Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Percent Change	2024	2023	Percent Change
	(in millions)			(in millions)
Construction Products	$276.1	$264.8	4.3%	$527.3	$500.9	5.3%
Engineered Structures	274.8	207.0	32.8	506.4	414.7	22.1
Transportation Products	113.8	113.0	0.7	229.6	218.4	5.1
Consolidated Total	$664.7	$584.8	13.7	$1,263.3	$1,134.0	11.4
2024 versus 2023
•Revenues increased by 13.7% and 11.4% during the three and six months ended June 30, 2024, respectively.
•Revenues from Construction Products increased primarily due to the contribution from recent acquisitions.
•Revenues from Engineered Structures increased primarily due to higher volumes in our utility structures and wind towers businesses and the contribution from the acquired Ameron business.
•Revenues from Transportation Products increased due to higher hopper barge deliveries.

Operating Costs

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Percent Change	2024	2023	Percent Change
	(in millions)			(in millions)
Construction Products	$236.7	$230.4	2.7%	$459.1	$417.0	10.1%
Engineered Structures	239.7	185.3	29.4	445.0	363.1	22.6
Transportation Products	101.2	101.4	(0.2)	202.4	196.7	2.9
Segment Totals before Corporate Expenses	577.6	517.1	11.7	1,106.5	976.8	13.3
Corporate	19.9	16.7	19.2	36.2	31.1	16.4
Consolidated Total	$597.5	$533.8	11.9	$1,142.7	$1,007.9	13.4

Depreciation, depletion, and amortization(1)	$46.6	$39.5	18.0	$89.4	$78.3	14.2
(1) Depreciation, depletion, and amortization are components of operating costs.
2024 versus 2023
•Operating costs increased by 11.9% and 13.4% during the three and six months ended June 30, 2024, respectively.
•Operating costs for Construction Products increased primarily due to increased costs from the recently acquired businesses.
•Operating costs for Engineered Structures increased primarily due to higher volumes in utility structures and wind towers and increased costs from the acquired Ameron business.
•Operating costs for Transportation Products were roughly flat primarily due to higher volumes in inland barge.
•Depreciation, depletion, and amortization expense increased as a result of recent acquisitions and organic growth investments.
•Selling, general, and administrative expenses increased by 12.4% and 11.6% for the three and six months ended June 30, 2024, compared to the same periods in the prior year, driven by increased costs from recently acquired businesses and higher acquisition and divestiture-related expenses. As a percentage of revenues, selling, general, and administrative expenses were 12.0% and 11.8% for the three and six months ended June 30, 2024, respectively, compared to 12.1% and 11.7% for the same periods in 2023, respectively.

Operating Profit (Loss)

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Percent Change	2024	2023	Percent Change
	(in millions)			(in millions)
Construction Products	$39.4	$34.4	14.5%	$68.2	$83.9	(18.7)%
Engineered Structures	35.1	21.7	61.8	61.4	51.6	19.0
Transportation Products	12.6	11.6	8.6	27.2	21.7	25.3
Segment Totals before Corporate Expenses	87.1	67.7	28.7	156.8	157.2	(0.3)
Corporate	(19.9)	(16.7)	19.2	(36.2)	(31.1)	16.4
Consolidated Total	$67.2	$51.0	31.8	$120.6	$126.1	(4.4)

2024 versus 2023
•Operating profit increased 31.8% for the three months ended June 30, 2024 and increased 15.6% for the six months ended June 30, 2024, excluding the $21.8 million gain on the sale of depleted land in the prior period.
•Operating profit in Construction Products increased primarily due to the accretive impact of recent acquisitions and operating improvements in our specialty materials business. For the six months ended June 30, 2024, operating profit increased 9.8% excluding the prior year land sale gain.

•Operating profit in Engineered Structures increased for the three and six months ended June 30, 2024 due to additional gains on sale of the storage tanks business, higher utility structure and wind tower volumes, and the impact of the acquired Ameron business.
•Operating profit in Transportation Products increased for the three and six months ended June 30, 2024 driven by higher hopper barge volumes and lower selling, general, and administrative expenses.

For further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.
Other Income and Expense
Other, net (income) expense consists of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Interest income	$(0.7)	$(1.4)	$(2.4)	$(2.6)
Foreign currency exchange transactions	3.3	(1.2)	2.8	(1.7)
Other	—	—	—	(0.2)
Other, net (income) expense	$2.6	$(2.6)	$0.4	$(4.5)

Income Taxes
The provision for income taxes results in effective tax rates that differ from the statutory rates. The Company's effective tax rate for the three and six months ended June 30, 2024 was 14.3% and 15.6%, respectively, compared to 12.0% and 17.0%, respectively, for the same periods in 2023. The change in the tax rate for the three and six months ended June 30, 2024 is primarily due to AMP tax credits, differences in the tax effects of foreign currency translations, compensation-related items, state income taxes and statutory depletion deductions.
Our effective tax rate differs from the federal tax rate of 21.0% due to AMP tax credits, tax effects of foreign currency translations, compensation-related items, state income taxes and statutory depletion deductions. See Note 10 Income Taxes to the Consolidated Financial Statements for further discussion of income taxes.

Segment Discussion
Construction Products

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Percent	2024	2023	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Aggregates and specialty materials	$235.5	$227.1	3.7%	$457.2	$438.1	4.4%
Construction site support	40.6	37.7	7.7	70.1	62.8	11.6
Total revenues	276.1	264.8	4.3	527.3	500.9	5.3

Operating costs:
Cost of revenues	208.3	201.5	3.4	406.6	384.4	5.8
Selling, general, and administrative expenses	29.1	29.5	(1.4)	57.1	55.8	2.3
Gain on disposition of property, plant, equipment, and other assets	(1.5)	(0.6)		(5.4)	(23.2)
Gain on sale of business	(5.0)	—		(5.0)	—
Impairment charge	5.8	—		5.8	—
Operating profit	$39.4	$34.4	14.5	$68.2	$83.9	(18.7)

Depreciation, depletion, and amortization(1)	$29.4	$27.8	5.8	$59.5	$54.7	8.8
(1) Depreciation, depletion, and amortization are components of operating profit.
Three Months Ended June 30, 2024 versus Three Months Ended June 30, 2023
•Revenues increased 4.3% primarily due to recent acquisitions. Organic revenues in our aggregates and specialty materials businesses were roughly flat as higher pricing was mostly offset by lower volumes primarily due to elevated rainfall during the period, a decrease in freight revenue, and a reduction in revenue from recently divested operations. Revenues in our trench shoring business increased 7.7% primarily due to higher volumes.
•Cost of revenues increased 3.4% primarily due to increased costs from the recently acquired businesses, including higher depreciation, depletion, and amortization expense and the cost impact of the fair market value write-up of acquired inventory and a $5.0 million benefit recognized in the prior period related to the reduction in a holdback obligation owed on a previous acquisition. The increase was partially offset by lower organic volumes in our aggregates and specialty materials businesses and operating improvements in our specialty materials and trench shoring businesses. As a percentage of revenues, cost of revenues decreased to 75.4% in the current period, compared to 76.1% in the prior period.
•Selling, general, and administrative expenses decreased 1.4% due to lower costs in our aggregates and trench shoring businesses. Selling, general, and administrative expenses as a percentage of revenues was 10.5% in the current period, compared to 11.1% in the prior period.
•During the current period, the segment recognized a $5.0 million gain on the sale of an under-performing single-location asphalt and paving operation and an impairment charge of $5.8 million related to the closure of its aggregates operations in west Texas for a net reduction in operating profit of $0.8 million.
•Operating profit increased 14.5% primarily due to the accretive impact of recent acquisitions and operating improvements in our specialty materials business and trench shoring businesses, partially offset by the benefit from the holdback payment in the prior period.
•Depreciation, depletion, and amortization expense increased 5.8% primarily due to the fair market value write-up of long-lived assets from recent acquisitions and organic growth investments.
Six Months Ended June 30, 2024 versus Six Months Ended June 30, 2023
•Revenues increased 5.3% primarily due to recent acquisitions. Organic revenue in our aggregates and specialty materials businesses were up slightly as higher pricing more than offset the lower volumes driven by abnormally wet weather, a decrease in freight revenue, and a reduction in revenue from recently divested operations. Revenues from our trench shoring business increased 11.6% driven by revenues from higher organic volumes and the acquisition completed in the first quarter of 2023.

•Cost of revenues increased 5.8% primarily due to increased costs from the recently acquired businesses, including higher depreciation, depletion, and amortization expense and $1.3 million for the cost impact of the fair market value write-up of acquired inventory and a $5.0 million benefit recognized in the prior period related to the reduction in a holdback obligation owed on a previous acquisition. These costs were partially offset by lower organic volumes in our aggregates and specialty materials businesses and operating improvements in our specialty materials business. As a percentage of revenues, cost of revenues was 77.1% in the current period, compared to 76.7% in the prior period.
•Selling, general, and administrative expenses were roughly flat. Selling, general, and administrative expenses decreased as a percentage of revenues to 10.8%, compared to 11.1% in the prior period.
•Operating profit decreased 18.7% primarily due to a $21.8 million gain on the sale of depleted land in the prior period. Excluding the gain, operating profit increased 9.8% driven by the accretive impact of recent acquisitions and operating improvements in our specialty materials business.
•Depreciation, depletion, and amortization expense increased primarily due to recent acquisitions and organic growth investments.

Engineered Structures

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Percent	2024	2023	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Utility, wind, and related structures	$274.8	$207.0	32.8%	$506.4	$414.7	22.1%
Total revenues	274.8	207.0	32.8	506.4	414.7	22.1

Operating costs:
Cost of revenues	223.9	168.3	33.0	417.7	336.7	24.1
Selling, general, and administrative expenses	23.8	17.0	40.0	42.3	32.8	29.0
Gain on disposition of property, plant, equipment, and other assets	(0.5)	—		(0.5)	—
Gain on sale of business	(7.5)	—		(14.5)	(6.4)
Operating profit	$35.1	$21.7	61.8	$61.4	$51.6	19.0

Depreciation and amortization(1)	$12.5	$6.4	95.3	$20.4	$13.0	56.9
(1) Depreciation and amortization are components of operating profit.
Three Months Ended June 30, 2024 versus Three Months Ended June 30, 2023
•Revenues increased 32.8% primarily due to higher volumes in our utility structures and wind towers businesses and the contribution from the acquired Ameron business.
•Cost of revenues increased 33.0% primarily due to increased costs from the acquired Ameron business, including higher depreciation and amortization expense and $1.6 million for the cost impact of the fair market value write-up of acquired inventory. Costs of revenues also increased due to higher utility structures and wind towers volumes and additional expenses incurred related to the startup of two new facilities: a concrete utility structures plant and a wind tower plant. These costs were partially offset by higher AMP tax credits.
•Selling, general, and administrative expenses increased 40.0% primarily due to additional costs from the acquired Ameron business and higher compensation-related costs in utility structures.
•During the current period, the Company recognized a gain on the sale of a non-operating facility that previously supported the divested storage tanks business.
•Operating profit increased 61.8% primarily due to the gain recognized during the period, higher utility structure and wind tower volumes, and the impact of the acquired Ameron business.
•Depreciation and amortization expense increased primarily due to the acquired Ameron business and organic growth investments.

Six Months Ended June 30, 2024 versus Six Months Ended June 30, 2023
•Revenues increased 22.1% primarily due to higher volumes in our utility structures and wind towers businesses and the contribution from the acquired Ameron business, partially offset by lower utility structures pricing due to product mix.
•Cost of revenues increased 24.1% primarily due to increased costs from the acquired Ameron business, including higher depreciation and amortization expense and $1.6 million for the cost impact of the fair market value write-up of acquired inventory. Costs of revenues also increased due to higher utility structures and wind towers volumes and additional expenses incurred related to the startup of two new facilities: a concrete utility structures plant and a wind tower plant, which was partially offset by higher AMP tax credits.
•Selling, general, and administrative expenses increased 29.0% primarily due to additional cost from the acquired Ameron business and higher compensation-related costs in utility structures.
•During both periods presented, the Company recognized an additional gain on the sale of the storage tanks business, which was divested on October 3, 2022, related to the settlement of certain contingencies from the sale and gain on the sale of a non-operating facility that previously supported the divested business.
•Operating profit increased 19.0% primarily due to the gain recognized during the period, higher utility structures and wind towers volumes, and the impact of the acquired Ameron business, partially offset by lower margins in our utility structures business and driven by product mix.
Unsatisfied Performance Obligations (Backlog)
As of June 30, 2024, the backlog for utility, wind, and related structures was $1,338.7 million, compared to $1,367.5 million and $1,507.4 million as of December 31, 2023 and June 30, 2023, respectively. Approximately 37% of these unsatisfied performance obligations are expected to be delivered during 2024, approximately 32% during 2025, and the remainder are expected to be delivered through 2028.

Transportation Products

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Percent	2024	2023	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Inland barges	$75.7	$72.5	4.4%	$155.4	$140.6	10.5%
Steel components	38.1	40.5	(5.9)	74.2	77.8	(4.6)
Total revenues	113.8	113.0	0.7	229.6	218.4	5.1

Operating costs:
Cost of revenues	94.5	93.9	0.6	189.4	183.2	3.4
Selling, general, and administrative expenses	6.7	7.5	(10.7)	13.0	13.5	(3.7)
Operating profit	$12.6	$11.6	8.6	$27.2	$21.7	25.3

Depreciation and amortization (1)	$4.1	$4.0	2.5	$8.1	$8.0	1.3
(1) Depreciation and amortization are components of operating profit.
Three Months Ended June 30, 2024 versus Three Months Ended June 30, 2023
•Revenues were substantially unchanged as an increase in inland barge revenues of 4.4%, driven by higher hopper barge deliveries, was offset by a decrease in steel components revenues 5.9% due to a decline in volumes.
•Cost of revenues were roughly flat, in line with the change in revenues. As a percentage of revenues, cost of revenues was 83.0% both periods.
•Selling, general, and administrative expenses decreased 10.7% primarily due to expenses from participation in trade remedy proceedings involving certain imports of freight rail couplers from China and Mexico incurred in the prior year. As a percentage of revenues, selling, general, and administrative expenses decreased to 5.9%, compared to 6.6% in the prior period.

•Operating profit increased 8.6%, outpacing the percentage increase in revenues, driven by higher hopper barge volumes and a decrease in selling, general, and administrative costs, partially offset by lower steel component volumes.
Six Months Ended June 30, 2024 versus Six Months Ended June 30, 2023
•Revenues increased 5.1% due to higher volumes and improved pricing of inland barges, partially offset by lower steel components volumes.
•Cost of revenues increased 3.4% driven by higher barge volumes partially offset by lower steel component volumes. As a percentage of revenues, cost of revenues decreased to 82.5% in the current period, compared to 83.9% in the prior period.
•Selling, general, and administrative expenses decreased 3.7% primarily due to expenses from participation in trade remedy proceedings involving certain imports of freight rail couplers from China and Mexico incurred in the prior year. As a percentage of revenues, selling, general, and administrative expenses decreased 5.7%, compared to 6.2% in the prior period.
•Operating profit increased 25.3%, outpacing the percentage increase in revenues, driven by higher hopper barge volumes and a decrease in selling, general, and administrative costs, partially offset by lower steel component volumes.
Unsatisfied Performance Obligations (Backlog)
As of June 30, 2024, the backlog for inland barges was $251.5 million, compared to $253.7 million and $287.1 million as of December 31, 2023 and June 30, 2023, respectively. Approximately 69% of unsatisfied performance obligations for inland barges are expected to be delivered during 2024, and the remainder are expected to be delivered in 2025.

Corporate

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Percent	2024	2023	Percent
	(in millions)		Change	(in millions)		Change
Corporate overhead costs	$19.9	$16.7	19.2%	$36.2	$31.1	16.4%

Three Months Ended June 30, 2024 versus Three Months Ended June 30, 2023
•Corporate overhead costs increased 19.2% primarily due to higher acquisition and divestiture-related expenses of $3.9 million, compared to $0.3 million for the same period in 2023.
Six Months Ended June 30, 2024 versus Six Months Ended June 30, 2023
•Corporate overhead costs increased 16.4% primarily due to higher acquisition and divestiture-related expenses of $5.5 million, compared to $0.9 million for the same period in 2023.

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
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023

	(in millions)
Total cash provided by (required by):
Operating activities	$118.8	$154.9
Investing activities	(241.2)	(86.1)
Financing activities	121.3	(31.3)
Net increase (decrease) in cash and cash equivalents	$(1.1)	$37.5
Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2024 was $118.8 million, compared to $154.9 million for the six months ended June 30, 2023.
•The changes in current assets and liabilities resulted in a net use of cash of $44.7 million for the six months ended June 30, 2024, compared to a net use of cash of $14.4 million for the six months ended June 30, 2023. The current year activity was primarily driven by increased receivables, partially offset by decreased inventories.
Investing Activities. Net cash required by investing activities for the six months ended June 30, 2024 was $241.2 million, compared to $86.1 million for the six months ended June 30, 2023.
•Capital expenditures for the six months ended June 30, 2024 were $102.0 million, compared to $96.9 million for the same period last year with the increase primarily driven by various growth projects within the Construction Products and Engineered Structures segments. Full-year capital expenditures are expected to be approximately $190 to $205 million in 2024.
•Proceeds from the sale of property, plant, and equipment and other assets totaled $7.4 million for the six months ended June 30, 2024, compared to $24.4 million for the same period in 2023.
•Cash paid for acquisitions, net of cash acquired, was $179.9 million for the six months ended June 30, 2024, compared to $15.6 million for the same period in 2023.
•Proceeds from the sale of businesses was $33.3 million during the six months ended June 30, 2024, compared to $2.0 million for the same period in 2023.
Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2024 was $121.3 million, compared to net cash required by financing activities of $31.3 million for the same period in 2023.
•Current year activity was primarily driven by net borrowings of $136.6 million under the revolving credit facility to fund recent acquisitions, offset by the purchase of shares to satisfy employee taxes on vested stock and dividends paid during the period.
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

In April 2024, we borrowed an additional $160.0 million under our revolving credit facility to fund, in part, the acquisition of Ameron, of which $60.0 million was repaid during the three months ended June 30, 2024. As of June 30, 2024, we had $300.0 million of outstanding loans borrowed under the revolving credit facility, and there were approximately $10.7 million of letters of credit issued, leaving $289.3 million available for borrowing. Of the outstanding letters of credit as of June 30, 2024, $10.7 million are expected to expire in 2025. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year.
The interest rates under the revolving credit facility are variable based on the daily simple or term Secured Overnight Financing Rate ("SOFR"), plus a 10-basis point credit spread adjustment, or an alternate base rate, in each case plus a margin for borrowing. A commitment fee accrues on the average daily unused portion of the revolving facility. The margin for borrowing and commitment fee rate are determined based on Arcosa’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio. The margin for borrowing based on SOFR ranges from 1.25% to 2.00% and was set at 1.50% as of June 30, 2024. The commitment fee rate ranges from 0.20% to 0.35% and was set at 0.25% as of June 30, 2024.
The Company's revolving credit facility requires the maintenance of certain ratios related to leverage and interest coverage. As of June 30, 2024, we were in compliance with all such financial covenants. Borrowings under the revolving credit facility are guaranteed by certain domestic subsidiaries of the Company.
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
Dividends and Repurchase Program
In June 2024, the Company declared a quarterly cash dividend of $0.05 per share that was paid on July 31, 2024.
In December 2022, the Board authorized a new $50.0 million share repurchase program effective January 1, 2023 through December 31, 2024 to replace a program of the same amount that expired on December 31, 2022. For the three and six months ended June 30, 2024, the Company did not repurchase any shares. As of June 30, 2024, the Company had a remaining authorization of $36.2 million under the program. See Note 1 Overview and Summary of Significant Accounting Policies to the Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2023 as set forth in our 2023 Annual Report on Form 10-K. See Note 9 Other, Net of the Notes to the Consolidated Financial Statements for the impact of foreign exchange rate fluctuations for the three and six months ended June 30, 2024.

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
As permitted by the SEC Staff interpretive guidance for recently acquired businesses, management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of June 30, 2024 excludes an assessment of the internal control over financial reporting of the Ameron business acquired in April 2024. Ameron represents approximately 5% of consolidated total assets and 2% of consolidated revenues as of and for the six months ended June 30, 2024.

PART II

Item 1. Legal Proceedings
See Note 15 Contingencies to the Consolidated Financial Statements regarding legal proceedings.

Item 1A. Risk Factors
There have been no material changes in the Company's risk factors from those set forth in our 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended June 30, 2024:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2024 through April 30, 2024	24	$84.14	—	$36,247,953
May 1, 2024 through May 31, 2024	101,943	$89.23	—	$36,247,953
June 1, 2024 through June 30, 2024	990	$86.41	—	$36,247,953
Total	102,957	$89.20	—	$36,247,953
(1)     These columns include the following transactions during the three months ended June 30, 2024: (i) the surrender to the Company of 102,957 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of no shares of common stock on the open market as part of the stock repurchase program.
(2)     In December 2022, the Board authorized a new $50.0 million share repurchase program effective January 1, 2023 through December 31, 2024 to replace a program of the same amount that expired on December 31, 2022.
Among other things, the IRA imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. We have evaluated these new provisions, concluded there is no impact for the three and six months ended June 30, 2024, and continue to evaluate the impact of these tax law changes on future periods.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation of Arcosa, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 filed on October 31, 2018, File No. 333-228098).
3.2	Amended and Restated Bylaws of Arcosa, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed December 12, 2022, File No. 001-38494).
4.1	Sixth Supplemental Indenture dated as of April 5, 2024 among ACC Texas, LLC, ACC DFW, LLC, ACC Houston, LLC and Computershare Trust Company N.A. (filed herewith)
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
95	Mine Safety Disclosure Exhibit (filed herewith).
101.INS	Inline XBRL Instance Document (filed electronically herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arcosa, Inc.
(Registrant)

August 2, 2024	By:	/s/ Gail M. Peck
Gail M. Peck
Chief Financial Officer