Form 10-Q
period 2024-09-30
Arcosa, Inc.
filed 2024-10-31
CIK 1739445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At October 15, 2024, the number of shares of common stock outstanding was 48,776,818.

ARCOSA, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Arcosa, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions)
Revenues	$640.4	$591.7	$1,903.7	$1,725.7
Operating costs:
Cost of revenues	503.7	484.6	1,517.4	1,388.9
Selling, general, and administrative expenses	82.4	61.3	231.0	194.5
Gain on disposition of property, plant, equipment, and other assets	(2.5)	(2.6)	(8.4)	(25.8)
(Gain) loss on sale of businesses	23.0	—	3.5	(6.4)
Impairment charge	—	—	5.8	—
	606.6	543.3	1,749.3	1,551.2
Total operating profit	33.8	48.4	154.4	174.5

Interest expense	15.8	6.7	35.5	20.9
Other, net (income) expense	(1.1)	(1.3)	(0.7)	(5.8)
Income before income taxes	19.1	43.0	119.6	159.4

Provision for income taxes	2.5	7.5	18.2	27.3

Net income	$16.6	$35.5	$101.4	$132.1

Net income per common share:
Basic	$0.34	$0.73	$2.08	$2.71
Diluted	$0.34	$0.72	$2.07	$2.70
Weighted average number of shares outstanding:
Basic	48.7	48.7	48.6	48.5
Diluted	48.8	48.8	48.7	48.7
Dividends declared per common share	$0.05	$0.05	$0.15	$0.15

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions)
Net income	$16.6	$35.5	$101.4	$132.1
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.0, $0.0, $0.0 and $0.1	—	—	—	0.2
Reclassification adjustments for (gains) losses included in net income, net of tax expense (benefit) of $0.0, $0.2, $0.0 and $0.4	—	(0.6)	—	(1.4)
Currency translation adjustment:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.0, $0.0, $0.0 and $0.0	0.1	(0.1)	(0.5)	0.1
	0.1	(0.7)	(0.5)	(1.1)
Comprehensive income	$16.7	$34.8	$100.9	$131.0

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(unaudited)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$756.8	$104.8
Receivables, net of allowance	396.4	357.1
Inventories:
Raw materials and supplies	158.7	210.8
Work in process	44.2	42.7
Finished goods	157.5	148.3
	360.4	401.8
Other	46.1	48.3
Total current assets	1,559.7	912.0

Property, plant, and equipment, net	1,381.5	1,336.3
Goodwill	1,009.3	990.7
Intangibles, net	306.3	270.7
Deferred income taxes	6.8	6.8
Other assets	93.3	61.4
	$4,356.9	$3,577.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$242.9	$272.5
Accrued liabilities	156.0	117.4
Advance billings	29.3	34.5
Current portion of long-term debt	4.1	6.8
Total current liabilities	432.3	431.2

Debt	1,232.8	561.9
Deferred income taxes	198.4	179.6
Other liabilities	59.3	73.2
	1,922.8	1,245.9
Stockholders’ equity:
Common stock – 200.0 shares authorized	0.5	0.5
Capital in excess of par value	1,692.1	1,682.8
Retained earnings	759.0	664.9
Accumulated other comprehensive loss	(16.7)	(16.2)
Treasury stock	(0.8)	—
	2,434.1	2,332.0
	$4,356.9	$3,577.9
See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2024	2023

	(in millions)
Operating activities:
Net income	$101.4	$132.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	134.6	118.8
Impairment charge	5.8	—
Stock-based compensation expense	19.0	18.3
Provision for deferred income taxes	14.7	14.0
Gains on disposition of property, plant, equipment, and other assets	(8.4)	(25.8)
(Gain) loss on sale of businesses	3.5	(6.4)
(Increase) decrease in other assets	(1.9)	(3.5)
Increase (decrease) in other liabilities	(16.4)	(6.2)
Other	(3.8)	1.3
Changes in current assets and liabilities:
(Increase) decrease in receivables	(45.5)	(34.6)
(Increase) decrease in inventories	33.1	(40.4)
(Increase) decrease in other current assets	3.7	1.0
Increase (decrease) in accounts payable	(24.8)	49.5
Increase (decrease) in advance billings	(4.1)	(4.1)
Increase (decrease) in accrued liabilities	42.9	(15.2)
Net cash provided by operating activities	253.8	198.8

Investing activities:
Proceeds from disposition of property, plant, equipment, and other assets	14.0	30.1
Proceeds from sale of businesses	86.4	2.0
Capital expenditures	(136.4)	(144.8)
Acquisitions, net of cash acquired	(214.6)	(18.8)
Net cash required by investing activities	(250.6)	(131.5)

Financing activities:
Payments to retire debt	(260.2)	(142.0)
Proceeds from issuance of debt	935.0	100.0
Dividends paid to common stockholders	(7.3)	(7.3)
Purchase of shares to satisfy employee tax on vested stock	(10.5)	(11.1)
Holdback payment from acquisition	—	(10.0)
Debt issuance costs	(8.2)	(2.0)
Net cash provided (required) by financing activities	648.8	(72.4)
Net increase (decrease) in cash and cash equivalents	652.0	(5.1)
Cash and cash equivalents at beginning of period	104.8	160.4
Cash and cash equivalents at end of period	$756.8	$155.3

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at June 30, 2023	48.8	$0.5	$1,685.6	$607.3	$(16.1)	—	$—	$2,277.3
Net income	—	—	—	35.5	—	—	—	35.5
Other comprehensive income	—	—	—	—	(0.7)	—	—	(0.7)
Cash dividends on common stock	—	—	—	(2.5)	—	—	—	(2.5)
Restricted shares, net	—	—	5.9	—	—	—	(0.2)	5.7
Balances at September 30, 2023	48.8	$0.5	$1,691.5	$640.3	$(16.8)	—	$(0.2)	$2,315.3

Balances at June 30, 2024	48.8	$0.5	$1,686.5	$744.8	$(16.8)	—	$—	$2,415.0
Net income	—	—	—	16.6	—	—	—	16.6
Other comprehensive income	—	—	—	—	0.1	—	—	0.1
Cash dividends on common stock	—	—	—	(2.4)	—	—	—	(2.4)
Restricted shares, net	—	—	5.6	—	—	—	(0.8)	4.8
Balances at September 30, 2024	48.8	$0.5	$1,692.1	$759.0	$(16.7)	—	$(0.8)	$2,434.1

Balances at December 31, 2022	48.4	$0.5	$1,684.1	$515.5	$(15.7)	—	$—	$2,184.4
Net income	—	—	—	132.1	—	—	—	132.1
Other comprehensive income	—	—	—	—	(1.1)	—	—	(1.1)
Cash dividends on common stock	—	—	—	(7.3)	—	—	—	(7.3)
Restricted shares, net	0.5	—	19.0	—	—	(0.1)	(11.8)	7.2
Retirement of treasury stock	(0.1)	—	(11.6)	—	—	0.1	11.6	—
Balances at September 30, 2023	48.8	$0.5	$1,691.5	$640.3	$(16.8)	—	$(0.2)	$2,315.3

Balances at December 31, 2023	48.6	$0.5	$1,682.8	$664.9	$(16.2)	—	$—	$2,332.0
Net income	—	—	—	101.4	—	—	—	101.4
Other comprehensive income	—	—	—	—	(0.5)	—	—	(0.5)
Cash dividends on common stock	—	—	—	(7.3)	—	—	—	(7.3)
Restricted shares, net	0.3	—	20.2	—	—	(0.1)	(11.7)	8.5
Retirement of treasury stock	(0.1)	—	(10.9)	—	—	0.1	10.9	—
Balances at September 30, 2024	48.8	$0.5	$1,692.1	$759.0	$(16.7)	—	$(0.8)	$2,434.1

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
The accompanying Consolidated Financial Statements are unaudited and have been prepared from the books and records of Arcosa, Inc. and its consolidated subsidiaries. All normal and recurring adjustments necessary for a fair presentation of the financial position of the Company and the results of operations, comprehensive income/loss, and cash flows have been made in conformity with accounting principles generally accepted in the U.S. (“GAAP”). All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, the financial condition and results of operations for the three and nine months ended September 30, 2024 may not be indicative of Arcosa's expected business, financial condition, and results of operations for the year ending December 31, 2024.
These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited Consolidated Financial Statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2023.
Stockholders' Equity
In December 2022, the Company’s Board of Directors (the “Board") authorized a new $50.0 million share repurchase program effective January 1, 2023 through December 31, 2024 to replace a program of the same amount that expired on December 31, 2022. For the three and nine months ended September 30, 2024, the Company did not repurchase any shares. As of September 30, 2024, the Company had a remaining authorization of $36.2 million under the program.
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
Engineered Structures
Within the Engineered Structures segment, revenue is recognized for wind towers and certain utility structures over time as the products are manufactured using an input approach based on the costs incurred relative to the total estimated costs of production. We recognize revenue over time for these products as they are highly customized to the needs of an individual customer resulting in no alternative use to the Company if not purchased by the customer after the contract is executed. In addition, we have the right to bill the customer for our work performed to date plus at least a reasonable profit margin for work performed. As of September 30, 2024, we had a contract asset of $77.3 million related to these contracts, compared to $66.8 million as of December 31, 2023, which is included in receivables, net of allowance, within the Consolidated Balance Sheets. The increase in the contract asset is attributed to timing of deliveries of finished structures to customers during the period. For all other products, revenue is recognized when the customer has accepted the product and legal title of the product has passed to the customer.
Transportation Products
The Transportation Products segment recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.

Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of September 30, 2024 and the percentage of the outstanding performance obligations as of September 30, 2024 expected to be delivered during the remainder of 2024:

	Unsatisfied performance obligations as of September 30, 2024
	Total Amount	Percent expected to be delivered in 2024
	(in millions)
Engineered Structures:
Utility, wind, and related structures	$1,264.6	20%

Transportation Products:
Inland barges	$244.7	32%
Of the remaining unsatisfied performance obligations for utility, wind, and related structures, 47% are expected to be delivered during 2025 with the remainder expected to be delivered through 2028. All of the remaining unsatisfied performance obligations for inland barges are expected to be delivered during 2025.
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
Financial Instruments
The Company considers all highly liquid debt instruments to be cash and cash equivalents if purchased with a maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and receivables. The Company places its cash investments in bank deposits and highly-rated money market funds, and its investment policy limits the amount of credit exposure to any one commercial issuer. We seek to limit concentrations of credit risk with respect to receivables with control procedures that monitor the credit worthiness of customers, together with the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected credit losses. Receivable balances determined to be uncollectible are charged against the allowance. To accelerate the conversion to cash, the Company may sell a portion of its trade receivables to third parties. The Company has no recourse to these receivables once they are sold but may have continuing involvement related to servicing and collection activities. The impact of these transactions in the Company's Consolidated Statements of Operations for the three and nine months ended September 30, 2024 was not significant. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.

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
Recently issued accounting pronouncements not adopted as of September 30, 2024
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to improve the transparency of income tax disclosures by requiring 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. The standard also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 will become effective for public companies during annual reporting periods beginning after December 15, 2024, with early adoption permitted. Although ASU 2023-09 only modifies the Company's required income tax disclosures, the Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements.

Note 2. Acquisitions and Divestitures
2024 Acquisitions
On October 1, 2024, we completed the acquisition of the construction materials business of Stavola Holding Corporation and its affiliated entities ("Stavola") for $1.2 billion in cash, subject to certain customary purchase price adjustments. Stavola, which will be reported within the Construction Products segment, is an aggregates-led and vertically integrated construction materials company primarily serving the New York-New Jersey Metropolitan Statistical Area ("MSA") through its network of five hard rock natural aggregates quarries, twelve asphalt plants, and three recycled aggregates sites. We are currently in the process of finalizing the accounting for this transaction and expect to complete the preliminary allocation of the purchase consideration in the fourth quarter of 2024. The acquisition was financed with a combination of a $600 million issuance of fixed-rate senior unsecured notes that closed in August 2024 following the announcement of the acquisition and a $700 million borrowing of a variable-rate secured term loan that closed on October 1, 2024 concurrent with the completion of the acquisition. See Note 7 Debt for additional information.
In July 2024, we completed the acquisition of a Phoenix, Arizona based natural aggregates business in our Construction Products segment, for a total purchase price of $35.0 million.

In April 2024, we completed the acquisition of Ameron Pole Products LLC ("Ameron"), a leading manufacturer of highly engineered, premium concrete and steel poles for a broad range of infrastructure applications, including lighting, traffic, electric distribution, and small-cell telecom, for a total purchase price of $180.0 million. With operations in Alabama, California, and Oklahoma, Ameron is included in our Engineered Structures segment. The acquisition was funded with $160.0 million of borrowings under our revolving credit facility and cash on hand. The acquisition was recorded as a business combination based on a preliminary valuation of the assets acquired and liabilities assumed at their acquisition date fair value using unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities ("Level 3" inputs). The preliminary valuation resulted in the recognition of, among others, $56.5 million of property, plant, and equipment, $27.1 million of customer relationships, $18.1 million of inventory, $12.8 million of technology, $12.0 million of accounts receivable, $8.9 million of trademarks and $42.8 million of goodwill in our Engineered Structures segment. The goodwill acquired, which is tax-deductible, primarily relates to Ameron's market position and existing workforce. We expect to complete our purchase price allocation as soon as reasonably possible, not to exceed one year from the acquisition date. Adjustments to the preliminary purchase price allocation could be material, particularly with respect to our preliminary estimates of property, plant, and equipment, customer relationships, and technology.
2023 Acquisitions
In December 2023, we completed the acquisition of certain assets and liabilities of Lake Point Holdings, LLC and Lake Point Restoration LLC, (collectively "Lake Point") a Florida based natural aggregates business in our Construction Products segment, for a total purchase price of $65.1 million. The acquisition was funded with $60.0 million of borrowings under our revolving credit facility and cash on hand. The acquisition was recorded as a business combination based on a valuation of the assets acquired and liabilities assumed at their acquisition date fair value using Level 3 inputs. The preliminary valuation resulted in the recognition of, among others, $13.2 million of property, plant, and equipment, $19.1 million of mineral reserves, $11.5 million of permits, and $15.4 million of goodwill in our Construction Products segment. We expect to complete our purchase price allocation as soon as reasonably possible, not to exceed one year from the acquisition date. Adjustments to the preliminary purchase price allocation could be material, particularly with respect to our preliminary estimates of mineral reserves, permits, and property, plant, and equipment.
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
Divestitures
On August 16, 2024, the Company completed the sale of its steel components business. The steel components business, previously reported in the Transportation Products segment, is a leading supplier of railcar coupling devices, railcar axles, and circular forgings. The total consideration for the divestiture was $110.0 million consisting of $55.0 million in cash, a $25.0 million seller's note and a $30.0 million earnout of which the estimated fair value as of September 30, 2024 was $14.1 million. See Note 3 Fair Value Accounting. During the three months ended September 30, 2024, the Company recognized a loss of $23.0 million on the sale of the business which is reflected in (gain) loss on sale of businesses on the Consolidated Statement of Operations. Revenues and operating profit (loss) of the steel components business were $87.8 million and $(20.9) million, respectively, for the nine months ended September 30, 2024, $117.6 million and $8.1 million, respectively, for the nine months ended September 30, 2023.
During the three months ended June 30, 2024, we completed the divestiture of certain assets and liabilities of a single-location asphalt and paving operation in our Construction Products segment and the sale of a non-operating facility in our Engineered Structures segment. The total consideration for these divestitures was $27.3 million. The Company recognized a net pre-tax gain of $12.5 million which is reflected in (gain) loss on sale of businesses on the Consolidated Statement of Operations.
There were no divestitures completed during the three and nine months ended September 30, 2023.

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

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of September 30, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets:
Contingent consideration(1)	$—	$—	$14.1	$14.1
Total assets	$—	$—	$14.1	$14.1

Liabilities:
Contingent consideration(2)	$—	$—	$1.4	$1.4
Total liabilities	$—	$—	$1.4	$1.4

	Fair Value Measurement as of December 31, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)
Liabilities:
Contingent consideration(2)	$—	$—	$2.7	$2.7
Total liabilities	$—	$—	$2.7	$2.7

(1) Included in other assets on the Consolidated Balance Sheets.
(2) Included in accrued liabilities on the Consolidated Balance Sheets.

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
Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Contingent consideration relates to estimated future payments expected from businesses previously acquired or sold. We estimate the fair value of the contingent consideration using a model appropriate for the structure of the contingent consideration, which may include discounted cash flow models, Monte Carlo simulations, or option pricing models. The fair values are sensitive to changes in the forecast of the performance metrics and in other metrics such as discount rates and volatility. The fair value is reassessed quarterly based on assumptions used in our latest projections.

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
Transportation Products. The Transportation Products segment primarily manufactures and sells inland barges, fiberglass barge covers, winches, marine hardware, and steel components for railcars and other transportation and industrial equipment. In August 2024, the Company completed the sale of its steel components business. See Note 2 Acquisitions and Divestitures.
The financial information for these segments is shown in the tables below. We operate principally in North America.

	Three Months Ended September 30,
	Revenues		Operating Profit (Loss)
	2024	2023	2024	2023

	(in millions)
Aggregates and specialty materials	$233.6	$227.8
Construction site support	32.3	34.3
Construction Products	265.9	262.1	$40.4	$30.3

Utility, wind, and related structures	279.4	222.5
Engineered Structures	279.4	222.5	32.6	18.7

Inland barges	81.5	67.3
Steel components	13.6	39.8
Transportation Products	95.1	107.1	(14.2)	14.1

Segment Totals	640.4	591.7	58.8	63.1
Corporate	—	—	(25.0)	(14.7)
Consolidated Total	$640.4	$591.7	$33.8	$48.4

	Nine Months Ended September 30,
	Revenues		Operating Profit (Loss)
	2024	2023	2024	2023

	(in millions)
Aggregates and specialty materials	$690.8	$665.9
Construction site support	102.4	97.1
Construction Products	793.2	763.0	$108.6	$114.2

Utility, wind, and related structures	785.8	637.2
Engineered Structures	785.8	637.2	94.0	70.3

Inland barges	236.9	207.9
Steel components	87.8	117.6
Transportation Products	324.7	325.5	13.0	35.8

Segment Totals	1,903.7	1,725.7	215.6	220.3
Corporate	—	—	(61.2)	(45.8)
Consolidated Total	$1,903.7	$1,725.7	$154.4	$174.5

Note 5. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
	(in millions)
Land	$145.0	$140.2
Mineral reserves	561.6	546.9
Buildings and improvements	357.6	345.6
Machinery and other	1,106.9	1,121.0
Construction in progress	93.0	115.5
	2,264.1	2,269.2
Less accumulated depreciation and depletion	(882.6)	(932.9)
	$1,381.5	$1,336.3
The Company recorded an impairment of $5.8 million during the nine months ended September 30, 2024 related to the closure of the Company's aggregates operations in west Texas in our Construction Products segment. No impairment charges were recognized during the nine months ended September 30, 2023.

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill by segment is as follows:

	September 30, 2024	December 31, 2023
	(in millions)
Construction Products	$509.1	$516.1
Engineered Structures	480.3	437.6
Transportation Products	19.9	37.0
	$1,009.3	$990.7
The decrease in Construction Products goodwill during the nine months ended September 30, 2024 is due to measurement period adjustments from the 2023 acquisitions and the divestiture of a single-location asphalt and paving business completed in April 2024. The increase in Engineered Structures goodwill during the nine months ended September 30, 2024 is due to the acquisition of Ameron. The decrease in Transportation Products goodwill during the nine months ended September 30, 2024 is due to the divestiture of the steel components business in August 2024. See Note 2 Acquisitions and Divestitures.

Intangible Assets
Intangibles, net consisted of the following:

	September 30, 2024	December 31, 2023
	(in millions)
Intangibles with indefinite lives - Trademarks	$43.8	$34.9

Intangibles with definite lives:
Customer relationships	171.3	142.7
Permits	169.4	166.9
Other	16.9	2.3
	357.6	311.9
Less accumulated amortization	(95.1)	(76.1)
	262.5	235.8
Intangible assets, net	$306.3	$270.7

Note 7. Debt
The following table summarizes the components of debt as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

	(in millions)
Secured revolving credit facility	$240.0	$160.0
2021 Senior Notes - 4.375% due April 2029	400.0	400.0
2024 Senior Notes - 6.875% due August 2032	600.0	—
Finance leases (see Note 8 Leases)	8.7	13.1
	1,248.7	573.1
Less: unamortized debt issuance costs	(11.8)	(4.4)
Total debt	$1,236.9	$568.7
Revolving Credit Facility
In August 2023, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") to increase our revolving credit facility from $500.0 million to $600.0 million, extend the maturity date of our revolving credit facility from January 2, 2025 to August 23, 2028, and refinance and repay in full the remaining balance of the term loan then outstanding under our prior credit facility.
On August 15, 2024, we entered into an amendment to the Credit Agreement (the "Amended Credit Agreement") to, among other things, (i) increase our revolving credit facility from $600.0 million to $700.0 million, (ii) collateralize the amended revolving credit facility with substantially all of our and our subsidiary guarantors' personal property (with certain exceptions), (iii) make the applicable margin for revolving borrowings, letters of credit and the commitment fee rate be based on our consolidated net leverage ratio (permitting up to $150.0 million of unrestricted cash to be netted from the calculation thereof), (iv) modify the margin for SOFR-based revolving borrowings and letters of credit to range from 1.25% to 2.50% per annum, (v) modify the margin for base rate revolving borrowings to range from 0.25% to 1.50%, (vi) modify the commitment fee that accrues on the unused portion of the revolving credit facility to range from 0.20% to 0.45%, and (vii) modify the maximum permitted leverage to include a net debt concept (permitting up to $150.0 million of unrestricted cash to be netted from the calculation thereof), and to provide that such ratio shall be no greater than 5.00 to 1.00 during the fourth quarter of 2024 and the next two fiscal quarters, 4.50 to 1.00 for the next following two fiscal quarters, and 4.00 to 1.00 for each fiscal quarter thereafter (however, this maximum permitted leverage ratio may be increased to 4.50 to 1.00 for up to four fiscal quarters if a material acquisition is entered into). These amendments did not become effective until the closing of the Stavola acquisition on October 1, 2024. The amended revolving credit facility's maturity date of August 23, 2028 remains unchanged.

As of September 30, 2024, we had $240.0 million of outstanding loans borrowed under our revolving credit facility. During the nine months ended September 30, 2024, the amount of outstanding loans borrowed increased $80.0 million primarily due to $160.0 million borrowed in April 2024 to fund, in part, the acquisition of Ameron, of which $60.0 million was repaid during the three months ended June 30, 2024. Additionally, as of September 30, 2024, prior to the effectiveness of the Amended Credit Agreement, there were approximately $0.7 million of letters of credit outstanding under our revolving credit facility that will expire in 2025, which left $359.3 million available for borrowing. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year.
The interest rate for revolving loans under the Amended Credit Agreement are variable based on the daily simple or term Secured Overnight Financing Rate ("SOFR"), plus 10-basis points, or an alternate base rate, in each case plus a margin for borrowing. A commitment fee accrues on the average daily unused portion of the revolving credit facility. The margin for revolving borrowings and commitment fee rate are determined based on the Company’s Consolidated Total Net Leverage Ratio (as measured by a consolidated funded indebtedness, less the aggregate amount of unrestricted cash up to a maximum amount not to exceed $150.0 million, to consolidated EBITDA ratio). As of September 30, 2024, prior to the effectiveness of the Amended Credit Agreement, the margin for borrowing based on SOFR was set at 1.50% and the commitment fee rate was set at 0.25%.
The revolving credit facility portion of the Amended Credit Agreement requires the maintenance of certain ratios related to leverage and interest coverage. As of September 30, 2024, we were in compliance with all such financial covenants. Borrowings under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Company. On October 1, 2024, we collateralized our obligations under the Amended Credit Agreement with substantially all of our and our subsidiary guarantors' personal property (with certain exceptions).
The carrying value of revolving borrowings under the Credit Agreement approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input). See Note 3 Fair Value Accounting.
In connection with the Credit Agreement, the Company incurred debt issuance costs of approximately $0.2 million. As of September 30, 2024, total unamortized debt issuance costs related to the prior and amended revolving credit facilities were $2.2 million. These costs are included in other assets on the Consolidated Balance Sheet and are amortized into interest expense over the term of the Amended Credit Agreement.
Term Loan
The Amended Credit Agreement provides for a new secured term loan facility (the “Term Loan”) in an aggregate principal amount of $700.0 million. The Term Loan was funded on October 1, 2024 with the closing of the Stavola acquisition, of which $100.0 million was used to pay down the Company's revolving credit facility. The Term Loan requires, among other things, (i) mandatory prepayments from excess cash flow on an annual basis, commencing with the fiscal year ending December 31, 2025, (ii) mandatory prepayments with proceeds of certain asset sales and debt issuances, and (iii) quarterly principal amortization payments in an amount equal to 0.25% of the initial Term Loan. The Term Loan has a maturity date of October 1, 2031. The interest rate for the Term Loan is based on SOFR plus 2.25% per year. The Term Loan is prepayable at any time without penalty, except, in the event of a voluntary repricing in the first six months after closing, in which case a premium in the amount of 1.0% of the initial Term Loan is payable. The Term Loan is guaranteed by the same subsidiaries of the Company, that guarantee our revolving credit facility, and the Term Loan is secured on a pari passu basis with our revolving credit facility.
Senior Notes
On August 26, 2024, the Company issued $600.0 million aggregate principal amount of 6.875% senior unsecured notes (the "2024 Notes") that mature in August 2032. Interest on the 2024 Notes is payable semiannually in February and August. In April 2021, the Company issued $400.0 million aggregate principal amount of 4.375% senior unsecured notes (the "2021 Notes", and together with the 2024 Notes, the "Senior Notes") that mature in April 2029. Interest on the 2021 Notes is payable semiannually in April and October. The Senior Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by each of the Company’s domestic subsidiaries that is a guarantor under our Amended Credit Agreement. The terms of each indenture governing the Senior Notes, among other things, limit the ability of the Company and each of its subsidiaries to create liens on assets, enter into sale and leaseback transactions, and consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries. The terms of each indenture also limit the ability of the Company’s non-guarantor subsidiaries to incur certain types of debt.

The Company has the option to redeem all or a portion of the Senior Notes at redemption prices set forth in the applicable indenture, plus accrued and unpaid interest to the redemption date. If a Change of Control Triggering Event (as defined in each applicable indenture) occurs, the Company must offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes, plus accrued and unpaid interest to the date of repurchase.
The estimated fair values of the 2024 Notes and 2021 Notes as of September 30, 2024 were $628.6 million and $383.9 million, respectively, based on quoted market prices in a market with little activity (Level 2 input).
In connection with the issuance of the 2024 Notes and the 2021 Notes, the Company incurred $8.1 million and $6.6 million, respectively, of debt issuance costs.
The remaining principal payments under existing debt agreements as of September 30, 2024 are as follows(1):

	2024	2025	2026	2027	2028	Thereafter

	(in millions)
Revolving credit facility	$—	$—	$—	$—	$240.0	$—
2021 Senior Notes - 4.375% due April 2029	—	—	—	—	—	400.0
2024 Senior Notes - 6.875% due August 2032	—	—	—	—	—	600.0
(1) The $700 million Term Loan was funded on October 1, 2024 concurrent with the closing of Stavola, of which $100 million was used to pay down the revolving credit facility. See Note 2 Acquisitions and Divestitures.
In connection with the agreement to acquire Stavola, on August 1, 2024 the Company entered into a commitment letter with certain lenders to provide a senior secured 364-day bridge loan facility of up to $1.2 billion for the purpose of providing the financing necessary to fund the acquisition. No funds were drawn upon the bridge loan facility, which terminated upon the closing of the Stavola acquisition. During the three months ended September 30, 2024, the Company incurred $1.5 million of debt issuance costs related to the bridge loan facility, all of which is reflected in interest expense on the Consolidated Statement of Operations.
Interest rate hedges
In December 2018, the Company entered into a $100.0 million interest rate swap instrument, effective as of January 2, 2019, to reduce the effect of changes in the variable interest rates associated with the first $100.0 million of borrowings under the Company's committed credit facility. In conjunction with the replacement of LIBOR with SOFR as a benchmark for borrowings under our credit facility, on July 1, 2023 the swap instrument transitioned from LIBOR to SOFR. The instrument effectively fixed the SOFR component of borrowings under our credit facility at a monthly rate of 2.71% until such instrument's termination. The interest rate swap instrument expired in October 2023 and no new interest rate swap instrument has been entered into in connection with the Term Loan.

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

Future minimum lease payments for operating and finance lease obligations as of September 30, 2024 consisted of the following:

	Operating Leases	Finance Leases
	(in millions)
2024 (remaining)	$2.6	$1.8
2025	9.7	5.3
2026	7.6	1.5
2027	4.4	0.2
2028	2.8	—
Thereafter	9.1	—
Total undiscounted future minimum lease obligations	36.2	8.8
Less imputed interest	(2.5)	(0.1)
Present value of net minimum lease obligations	$33.7	$8.7
The following table summarizes our operating and finance leases and their classification within the Consolidated Balance Sheet.

	September 30, 2024	December 31, 2023

	(in millions)
Assets
Operating - Other assets	$31.7	$36.7
Finance - Property, plant, and equipment, net	13.2	16.5
Total lease assets	44.9	53.2

Liabilities
Current
Operating - Accrued liabilities	9.0	8.4
Finance - Current portion of long-term debt	5.9	6.8
Non-current
Operating - Other liabilities	24.7	29.7
Finance - Debt	2.8	6.3
Total lease liabilities	$42.4	$51.2

Note 9. Other, Net
Other, net (income) expense consists of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Interest income	$(3.8)	$(1.7)	$(6.2)	$(4.3)
Foreign currency exchange transactions	2.7	0.4	5.5	(1.3)
Other	—	—	—	(0.2)
Other, net (income) expense	$(1.1)	$(1.3)	$(0.7)	$(5.8)

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
Our effective tax rates of 13.1% and 15.2% for the three and nine months ended September 30, 2024, respectively, differed from the U.S. federal statutory rate of 21.0% due to Advanced Manufacturing Production ("AMP") tax credits, compensation-related items, state income taxes, statutory depletion deductions, and tax effects of foreign currency translations. Our effective tax rates of 17.4% and 17.1% for the three and nine months ended September 30, 2023, respectively, differed from the U.S. federal statutory rate of 21.0% due to AMP tax credits, tax effects of foreign currency translations, compensation-related items, state income taxes, and statutory depletion deductions.

Note 11. Employee Retirement Plans
Total employee retirement plan expense, which includes related administrative expenses, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Defined contribution plans	$4.3	$3.9	$12.9	$11.6
Multiemployer plan	0.4	0.4	1.2	1.2
	$4.7	$4.3	$14.1	$12.8
The Company contributes to a multiemployer defined benefit plan under the terms of a collective-bargaining agreement that covers certain union-represented employees at one of the facilities of Meyer Utility Structures, a subsidiary of Arcosa. The Company contributed $0.5 million and $1.3 million to the multiemployer plan for the three and nine months ended September 30, 2024, respectively. The Company contributed $0.4 million and $1.1 million to the multiemployer plan for the three and nine months ended September 30, 2023, respectively. Total contributions to this plan for 2024 are expected to be approximately $1.7 million.

Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the nine months ended September 30, 2024 and 2023 are as follows:

	Currency translation adjustments	Unrealized gain (loss) on derivative financial instruments	Accumulated other comprehensive loss

	(in millions)
Balances at December 31, 2022	$(17.0)	$1.3	$(15.7)
Other comprehensive income (loss), net of tax, before reclassifications	0.1	0.2	0.3
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, $0.4, and $0.4	—	(1.4)	(1.4)
Other comprehensive income (loss)	0.1	(1.2)	(1.1)
Balances at September 30, 2023	$(16.9)	$0.1	$(16.8)

Balances at December 31, 2023	$(16.2)	$—	$(16.2)
Other comprehensive income (loss), net of tax, before reclassifications	(0.5)	—	(0.5)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, $0.0, and $0.0	—	—	—
Other comprehensive income (loss)	(0.5)	—	(0.5)
Balances at September 30, 2024	$(16.7)	$—	$(16.7)

Note 13. Stock-Based Compensation
Stock-based compensation totaled approximately $4.9 million and $19.0 million for the three and nine months ended September 30, 2024, respectively. Stock-based compensation totaled approximately $5.7 million and $18.3 million for the three and nine months ended September 30, 2023, respectively.

Note 14. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income remaining after allocation to participating unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted earnings per common share includes the weighted average net impact of nonparticipating unvested restricted shares. Total weighted average restricted shares were 1.1 million and 1.2 million for the three and nine months ended September 30, 2024. Total weighted average restricted shares were 1.1 million and 1.3 million for the three and nine months ended September 30, 2023, respectively.

The computation of basic and diluted earnings per share follows.

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS

	(in millions, except per share amounts)
Net income	$16.6			$35.5
Unvested restricted share participation	—			(0.1)
Net income per common share – basic	16.6	48.7	$0.34	35.4	48.7	$0.73
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.1		—	0.1
Net income per common share – diluted	$16.6	48.8	$0.34	$35.4	48.8	$0.72

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS

	(in millions, except per share amounts)
Net income	$101.4			$132.1
Unvested restricted share participation	(0.3)			(0.5)
Net income per common share – basic	101.1	48.6	$2.08	131.6	48.5	$2.71
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.1		—	0.2
Net income per common share – diluted	$101.1	48.7	$2.07	$131.6	48.7	$2.70

Note 15. Contingencies
The Company is involved in claims and lawsuits incidental to our business arising from various matters including commercial disputes, alleged product defect and/or warranty claims, intellectual property matters, personal injury claims, environmental issues, employment and/or workplace-related matters, and various governmental and environmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when probable losses can be reasonably estimated. At September 30, 2024, the reasonably possible losses and any related accruals for such matters were not significant.
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
•Within our Engineered Structures segment, our backlog as of September 30, 2024 provides good production visibility for the remainder of 2024 and into 2025. Our customers remain committed to taking delivery of these orders. In utility structures, order and inquiry activity continues to be healthy, as customers remain focused on grid hardening and reliability initiatives. The passage of the Inflation Reduction Act ("IRA") on August 16, 2022, which included a long-term extension of the Production Tax Credit for new wind farm projects and introduced new Advanced Manufacturing Production (“AMP”) tax credits for companies that domestically manufacture and sell clean energy equipment in the U.S., is a significant catalyst for our wind towers business. As demonstrated by more than $1.1 billion of new orders for delivery through 2028, which we have received since the passage of the IRA, our wind towers business is at the beginning stages of a market recovery. A large portion of these orders will support wind energy expansion projects in the Southwest. As a result, we have opened a new plant in New Mexico and started delivering towers from this facility late in the second quarter of 2024.
•Within our Transportation Products segment, our backlog for inland barges as of September 30, 2024 was $244.7 million and extends into 2025. Our customers remain committed to taking delivery of these orders. Our barge business is recovering from cyclical lows resulting from the onset of the COVID-19 pandemic when order levels fell sharply due to high steel prices throughout 2022 and 2023. Over this time, customer inquiries have remained healthy, initially for dry barges and more recently for tank barges. The fleet continues to age as new builds have not kept pace with scrapping, and utilization rates are high. We have been successful in filling orders when we can strategically source steel. During the third quarter, we received orders of $75 million for tank and hopper barges.

Executive Overview
Recent Developments
In October 2024, the Company completed the acquisition of the construction materials business of Stavola Holding Corporation and its affiliated entities ("Stavola") for $1.2 billion in cash. Stavola, which will be reported within the Construction Products segment, serves the New York-New Jersey MSA through its network of five hard rock natural aggregates quarries, twelve asphalt plants, and three recycled aggregates sites. The purchase price was funded with a $700.0 million secured term loan facility (the “Term Loan”) that matures in October 2031 and $600.0 million of 6.875% senior notes (the "2024 Notes") that matures in August 2032.
In August 2024, the Company completed the sale of its steel components business. Previously reported in the Transportation Products segment, the steel components business is a leading supplier of railcar coupling devices, railcar axles, and circular forgings. The total consideration for the divestiture was $110.0 million consisting of $55.0 million in cash, a $25.0 million seller's note and a $30.0 million earnout of which the estimated fair value as of September 30, 2024 was $14.1 million. During the three months ended September 30, 2024, the Company recognized a loss of $23.0 million on the sale of the business which is reflected in (gain) loss on sale of businesses on the Consolidated Statement of Operations.
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
Financial Operations and Highlights
•Revenues for the three and nine months ended September 30, 2024 increased by 8.2% and 10.3% to $640.4 million and $1,903.7 million, respectively, from the same periods in 2023, due to higher revenues in our Engineered Structures and Construction Products segments, partially offset by lower revenues in Transportation Products due to the divestiture of our steel components business.
•Operating profit for the three months ended September 30, 2024 decreased by $14.6 million to $33.8 million primarily due to the $23.0 million loss on the sale of the steel components business. Excluding the loss, operating profit increased $8.4 million. For the nine months ended September 30, 2024, excluding the $21.8 million gain on the sale of depleted land in the prior period, operating profit increased by $1.7 million to $154.4 million.
•Selling, general, and administrative expenses increased by 34.4% and 18.8% for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year, driven by increased costs from recently acquired businesses and higher acquisition and divestiture-related expenses. As a percentage of revenues, selling, general, and administrative expenses were 12.9% and 12.1% for the three and nine months ended September 30, 2024, respectively, compared to 10.4% and 11.3% for the same periods in 2023, respectively.
•The effective tax rate for the three and nine months ended September 30, 2024 was 13.1% and 15.2%, respectively, compared to 17.4% and 17.1%, respectively, for the same periods in 2023. See Note 10 Income Taxes to the Consolidated Financial Statements.
•Net income for the three and nine months ended September 30, 2024 was $16.6 million and $101.4 million, respectively, compared to $35.5 million and $132.1 million, respectively, for the same periods in 2023.
Our Engineered Structures and Transportation Products segments operate in cyclical industries. Additionally, results in our Construction Products segment are affected by weather and seasonal fluctuations with the second and third quarters historically being the quarters with the highest revenues.

Unsatisfied Performance Obligations (Backlog)
As of September 30, 2024, December 31, 2023, and September 30, 2023, our unsatisfied performance obligations, or backlog, were as follows:

	September 30, 2024	December 31, 2023	September 30, 2023

	(in millions)
Engineered Structures:
Utility, wind, and related structures	$1,264.6	$1,367.5	$1,450.8

Transportation Products:
Inland barges	$244.7	$253.7	$240.4
Approximately 20% of the unsatisfied performance obligations for utility, wind, and related structures in our Engineered Structures segment are expected to be delivered during 2024, approximately 47% are expected to be delivered during 2025 and the remainder are expected to be delivered through 2028. Approximately 32% of the unsatisfied performance obligations for inland barges in our Transportation Products segment are expected to be delivered during 2024, and the remainder are expected to be delivered during 2025.

Results of Operations
Overall Summary
Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Percent Change	2024	2023	Percent Change
	(in millions)			(in millions)
Construction Products	$265.9	$262.1	1.4%	$793.2	$763.0	4.0%
Engineered Structures	279.4	222.5	25.6	785.8	637.2	23.3
Transportation Products	95.1	107.1	(11.2)	324.7	325.5	(0.2)
Consolidated Total	$640.4	$591.7	8.2	$1,903.7	$1,725.7	10.3
2024 versus 2023
•Revenues increased by 8.2% and 10.3% during the three and nine months ended September 30, 2024, respectively.
•Revenues from Construction Products increased primarily due to the contribution from recent acquisitions.
•Revenues from Engineered Structures increased primarily due to higher volumes in our utility structures and wind towers businesses and the contribution from the recently acquired Ameron business.
•Revenues from Transportation Products decreased due to the sale of the steel components business which was completed on August 16, 2024, partially offset by higher barge revenues.

Operating Costs

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Percent Change	2024	2023	Percent Change
	(in millions)			(in millions)
Construction Products	$225.5	$231.8	(2.7)%	$684.6	$648.8	5.5%
Engineered Structures	246.8	203.8	21.1	691.8	566.9	22.0
Transportation Products	109.3	93.0	17.5	311.7	289.7	7.6
Segment Totals before Corporate Expenses	581.6	528.6	10.0	1,688.1	1,505.4	12.1
Corporate	25.0	14.7	70.1	61.2	45.8	33.6
Consolidated Total	$606.6	$543.3	11.7	$1,749.3	$1,551.2	12.8

Depreciation, depletion, and amortization(1)	$45.2	$40.5	11.6	$134.6	$118.8	13.3
(1) Depreciation, depletion, and amortization are components of operating costs.
2024 versus 2023
•Operating costs increased by 11.7% and 12.8% during the three and nine months ended September 30, 2024, respectively.
•Operating costs for Construction Products decreased for the three months ended September 30, 2024 driven by lower organic volumes and operating improvements in our specialty materials and trench shoring businesses. Operating costs for the nine months ended September 30, 2024 increased primarily due to increased costs from the recently acquired businesses and a $21.8 million gain on the sale of depleted land that was netted against operating costs in the prior period.
•Operating costs for Engineered Structures increased primarily due to higher volumes in utility structures and wind towers and increased costs from the acquired Ameron business.
•Operating costs for Transportation Products increased for the three and nine months ended September 30, 2024 primarily due to higher volumes in inland barge and a $23.0 million loss recognized on the sale of the steel components business, partially offset by lower steel components volumes.
•Depreciation, depletion, and amortization expense increased as a result of recent acquisitions and organic growth investments.
•Selling, general, and administrative expenses increased by 34.4% and 18.8% for the three and nine months ended September 30, 2024, compared to the same periods in the prior year, driven by increased costs from recently acquired businesses and higher acquisition and divestiture-related expenses. As a percentage of revenues, selling, general, and administrative expenses were 12.9% and 12.1% for the three and nine months ended September 30, 2024, respectively, compared to 10.4% and 11.3% for the same periods in 2023, respectively.

Operating Profit (Loss)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Percent Change	2024	2023	Percent Change
	(in millions)			(in millions)
Construction Products	$40.4	$30.3	33.3%	$108.6	$114.2	(4.9)%
Engineered Structures	32.6	18.7	74.3	94.0	70.3	33.7
Transportation Products	(14.2)	14.1	(200.7)	13.0	35.8	(63.7)
Segment Totals before Corporate Expenses	58.8	63.1	(6.8)	215.6	220.3	(2.1)
Corporate	(25.0)	(14.7)	70.1	(61.2)	(45.8)	33.6
Consolidated Total	$33.8	$48.4	(30.2)	$154.4	$174.5	(11.5)

2024 versus 2023
•Operating profit decreased 30.2% for the three months ended September 30, 2024 primarily due to the $23.0 million loss recognized on the sale of the steel components business in the current period. Operating profit decreased 11.5% for the nine months ended September 30, 2024 primarily due to the $21.8 million land sale gain in the prior year.
•Operating profit in Construction Products increased for the three months ended September 30, 2024 primarily due to the accretive impact of recent acquisitions and higher pricing and operating improvements in our legacy operations. For the nine months ended September 30, 2024, operating profit increased 17.5% excluding the $21.8 million land sale gain in the prior year.
•Operating profit in Engineered Structures increased for the three and nine months ended September 30, 2024 due to higher wind towers volumes, operating improvements in our utility structures business and the accretive impact of the acquired Ameron business.
•Excluding the loss on the sale of the steel components business, operating profit in Transportation Products decreased for the three months ended September 30, 2024 due to lower steel components volumes partially offset by higher barge volumes, and was roughly flat for the nine months ended September 30, 2024 as higher barge volumes were mostly offset by lower steel component volumes.
For further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.

Other Income and Expense
Other, net (income) expense consists of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Interest income	$(3.8)	$(1.7)	$(6.2)	$(4.3)
Foreign currency exchange transactions	2.7	0.4	5.5	(1.3)
Other	—	—	—	(0.2)
Other, net (income) expense	$(1.1)	$(1.3)	$(0.7)	$(5.8)

Income Taxes
The provision for income taxes results in effective tax rates that differ from the statutory rates. The Company's effective tax rate for the three and nine months ended September 30, 2024 was 13.1% and 15.2%, respectively, compared to 17.4% and 17.1%, respectively, for the same periods in 2023. The change in the tax rate for the three and nine months ended September 30, 2024 is primarily due to AMP tax credits, differences in the tax effects of foreign currency translations, compensation-related items, state income taxes and statutory depletion deductions.
Our effective tax rate differs from the federal tax rate of 21.0% due to AMP tax credits, tax effects of foreign currency translations, compensation-related items, state income taxes and statutory depletion deductions. See Note 10 Income Taxes to the Consolidated Financial Statements for further discussion of income taxes.

Segment Discussion
Construction Products

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Percent	2024	2023	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Aggregates and specialty materials	$233.6	$227.8	2.5%	$690.8	$665.9	3.7%
Construction site support	32.3	34.3	(5.8)	102.4	97.1	5.5
Total revenues	265.9	262.1	1.4	793.2	763.0	4.0

Operating costs:
Cost of revenues	200.0	209.2	(4.4)	606.6	593.6	2.2
Selling, general, and administrative expenses	28.0	25.2	11.1	85.1	81.0	5.1
Gain on disposition of property, plant, equipment, and other assets	(2.5)	(2.6)		(7.9)	(25.8)
Gain on sale of business	—	—		(5.0)	—
Impairment charge	—	—		5.8	—
Operating profit	$40.4	$30.3	33.3	$108.6	$114.2	(4.9)

Depreciation, depletion, and amortization(1)	$30.2	$28.4	6.3	$89.7	$83.1	7.9
(1) Depreciation, depletion, and amortization are components of operating profit.
Three Months Ended September 30, 2024 versus Three Months Ended September 30, 2023
•Revenues increased 1.4% primarily due to recent acquisitions. Organic revenues in our aggregates and specialty materials businesses were down slightly as lower volumes, a decrease in freight revenue, and a reduction in revenue from recently divested operations was partially offset by higher pricing. Revenues in our trench shoring business decreased 5.8% primarily due to reduced steel prices and lower volumes.

•Cost of revenues decreased 4.4% primarily due to lower organic volumes in our aggregates and specialty materials businesses and operating improvements in our specialty materials and trench shoring businesses. The decrease was partially offset by increased costs from recently acquired businesses, including higher depreciation, depletion, and amortization expense. As a percentage of revenues, cost of revenues decreased to 75.2% in the current period, compared to 79.8% in the prior period.
•Selling, general, and administrative expenses increased 11.1% due to additional costs from recently acquired businesses and higher compensation-related costs. Selling, general, and administrative expenses as a percentage of revenues was 10.5% in the current period, compared to 9.6% in the prior period.
•Operating profit increased 33.3% due to the accretive impact of recent acquisitions, recent divestiture of underperforming operations, increased unit profitability in our aggregates business, and operating improvements in our specialty materials business and trench shoring businesses.
•Depreciation, depletion, and amortization expense increased 6.3% primarily due to the fair market value write-up of long-lived assets from recent acquisitions and organic growth investments.
Nine Months Ended September 30, 2024 versus Nine Months Ended September 30, 2023
•Revenues increased 4.0% primarily due to recent acquisitions. Organic revenues in our aggregates and specialty materials businesses were down slightly as lower volumes, a decrease in freight revenue, and a reduction in revenue from recently divested operations was partially offset by higher pricing. Revenues from our trench shoring business increased 5.5% driven by revenues from higher organic volumes and the acquisition completed in the first quarter of 2023.
•Cost of revenues increased 2.2% primarily due to increased costs from the recently acquired businesses, including higher depreciation, depletion, and amortization expense and $1.7 million for the cost impact of the fair market value write-up of acquired inventory and a $5.0 million benefit recognized in the prior period related to the reduction in a holdback obligation owed on a previous acquisition. These costs were partially offset by lower organic volumes in our aggregates and specialty materials businesses and operating improvements in our specialty materials business. As a percentage of revenues, cost of revenues was 76.5% in the current period, compared to 77.8% in the prior period.
•Selling, general, and administrative expenses increased 5.1% due to additional costs from recently acquired businesses and higher compensation-related costs. Selling, general, and administrative expenses as a percentage of revenues was 10.7% in the current period, compared to 10.6% in the prior period.
•During the period, the Construction Products segment recognized a $5.0 million gain on the sale of an under-performing single-location asphalt and paving operation and an impairment charge of $5.8 million related to the closure of its aggregates operations in west Texas, for a net reduction in operating profit of $0.8 million.
•Operating profit decreased 4.9% primarily due to a $21.8 million gain on the sale of depleted land in the prior period. Excluding the gain, operating profit increased 17.5% driven by the accretive impact of recent acquisitions, recent divestiture of underperforming operations, increased unit profitability in our aggregates business, and operating improvements in our specialty materials business and trench shoring businesses.
•Depreciation, depletion, and amortization expense increased primarily due to recent acquisitions and organic growth investments.

Engineered Structures

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Percent	2024	2023	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Utility, wind, and related structures	$279.4	$222.5	25.6%	$785.8	$637.2	23.3%
Total revenues	279.4	222.5	25.6	785.8	637.2	23.3

Operating costs:
Cost of revenues	222.7	188.2	18.3	640.4	524.9	22.0
Selling, general, and administrative expenses	24.1	15.6	54.5	66.4	48.4	37.2
Gain on disposition of property, plant, equipment, and other assets	—	—		(0.5)	—
Gain on sale of business	—	—		(14.5)	(6.4)
Operating profit	$32.6	$18.7	74.3	$94.0	$70.3	33.7

Depreciation and amortization(1)	$11.7	$6.7	74.6	$32.1	$19.7	62.9
(1) Depreciation and amortization are components of operating profit.
Three Months Ended September 30, 2024 versus Three Months Ended September 30, 2023
•Revenues increased 25.6% primarily due to higher volumes in our wind towers business and the contribution from the acquired Ameron business. Revenues for utility structures increased slightly as higher volumes and improved product mix was mostly offset by lower steel prices.
•Cost of revenues increased 18.3% primarily due to increased costs from the acquired Ameron business and higher wind towers volumes. Costs of revenues also increased due to additional expenses incurred related to the startup of two new facilities: a concrete utility structures plant and a wind tower plant.
•Selling, general, and administrative expenses increased 54.5% primarily due to additional costs from the acquired Ameron business and higher compensation-related costs in utility structures.
•Operating profit increased 74.3% primarily due to higher wind tower volumes, operating improvements in our utility structures business and the accretive impact of the recently acquired Ameron business.
•Depreciation and amortization expense increased primarily due to the acquired Ameron business and organic growth investments.
Nine Months Ended September 30, 2024 versus Nine Months Ended September 30, 2023
•Revenues increased 23.3% primarily due to higher volumes in our utility structures and wind towers businesses and the contribution from the acquired Ameron business, partially offset by lower utility structures pricing due to product mix.
•Cost of revenues increased 22.0% primarily due to increased costs from the acquired Ameron business, including higher depreciation and amortization expense and $1.6 million for the cost impact of the fair market value write-up of acquired inventory. Costs of revenues also increased due to higher utility structures and wind towers volumes and additional expenses incurred related to the startup of two new facilities: a concrete utility structures plant and a wind tower plant.
•Selling, general, and administrative expenses increased 37.2% primarily due to additional cost from the acquired Ameron business and higher compensation-related costs in utility structures.
•During both periods presented, the Company recognized an additional gain on the sale of the storage tanks business, which was divested on October 3, 2022, related to the settlement of certain contingencies from the sale and gain on the sale of a non-operating facility that previously supported the divested business.
•Operating profit increased 33.7% primarily due to the gain recognized during the period, higher utility structures and wind towers volumes, and the impact of the acquired Ameron business, partially offset by lower margins in our utility structures business driven by product mix.

Unsatisfied Performance Obligations (Backlog)
As of September 30, 2024, the backlog for utility, wind, and related structures was $1,264.6 million, compared to $1,367.5 million and $1,450.8 million as of December 31, 2023 and September 30, 2023, respectively. Approximately 20% of these unsatisfied performance obligations are expected to be delivered during 2024, approximately 47% during 2025, and the remainder are expected to be delivered through 2028.

Transportation Products

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Percent	2024	2023	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Inland barges	$81.5	$67.3	21.1%	$236.9	$207.9	13.9%
Steel components	13.6	39.8	(65.8)	87.8	117.6	(25.3)
Total revenues	95.1	107.1	(11.2)	324.7	325.5	(0.2)

Operating costs:
Cost of revenues	81.0	87.2	(7.1)	270.4	270.4	—
Selling, general, and administrative expenses	5.3	5.8	(8.6)	18.3	19.3	(5.2)
Loss on sale of business	23.0	—		23.0	—
Operating profit	$(14.2)	$14.1	(200.7)	$13.0	$35.8	(63.7)

Depreciation and amortization (1)	$2.8	$4.1	(31.7)	$10.9	$12.1	(9.9)
(1) Depreciation and amortization are components of operating profit.
Three Months Ended September 30, 2024 versus Three Months Ended September 30, 2023
•Revenues decreased 11.2% primarily due to the sale of the steel components business which was completed on August 16, 2024. Inland barge revenues increased 21.1%, driven by higher tank barge deliveries.
•Cost of revenues decreased 7.1% driven by lower steel components volumes due to the divestiture, partially offset by higher cost of revenues for the inland barge business due to higher volumes.
•Selling, general, and administrative expenses decreased 8.6% primarily due to the divestiture of the steel components business, partially offset by higher compensation-related expenses for the inland barge business.
•Operating profit decreased significantly due to the $23.0 million loss recognized on the sale of the steel components business during the period. Excluding the loss, operating profit decreased $5.3 million due to lower steel components volumes, partially offset by higher operating profit for the barge business driven by higher volumes.
Nine Months Ended September 30, 2024 versus Nine Months Ended September 30, 2023
•Revenues were roughly flat. Inland barge revenues increased 13.9%, driven by higher hopper barge deliveries. Revenues for steel components decreased due to the divestiture of the business during the third quarter.
•Cost of revenues were substantially unchanged as higher barge volumes were offset by lower steel components volumes. As a percentage of revenues, cost of revenues was 83.3% in the current period, compared to 83.1% in the prior period.
•Selling, general, and administrative expenses decreased 5.2% primarily due to divestiture of the steel components business, partially offset by higher compensation-related expenses for the inland barge business. As a percentage of revenues, selling, general, and administrative expenses was 5.6% in the current period, compared to 5.9% in the prior period.
•Operating profit decreased significantly due to the $23.0 million loss recognized on the sale of the steel components business during the period. Excluding the loss, operating profit increased $0.2 million as higher barge volumes were mostly offset by lower steel components volumes.

Unsatisfied Performance Obligations (Backlog)
As of September 30, 2024, the backlog for inland barges was $244.7 million, compared to $253.7 million and $240.4 million as of December 31, 2023 and September 30, 2023, respectively. Approximately 32% of unsatisfied performance obligations for inland barges are expected to be delivered during 2024, and the remainder are expected to be delivered in 2025.

Corporate

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Percent	2024	2023	Percent
	(in millions)		Change	(in millions)		Change
Corporate overhead costs	$25.0	$14.7	70.1%	$61.2	$45.8	33.6%

Three Months Ended September 30, 2024 versus Three Months Ended September 30, 2023
•Corporate overhead costs increased 70.1% primarily due to higher acquisition and divestiture-related expenses of $11.6 million, compared to $0.5 million for the same period in 2023.
Nine Months Ended September 30, 2024 versus Nine Months Ended September 30, 2023
•Corporate overhead costs increased 33.6% primarily due to higher acquisition and divestiture-related expenses of $17.1 million, compared to $1.4 million for the same period in 2023.

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
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023

	(in millions)
Total cash provided by (required by):
Operating activities	$253.8	$198.8
Investing activities	(250.6)	(131.5)
Financing activities	648.8	(72.4)
Net increase (decrease) in cash and cash equivalents	$652.0	$(5.1)
Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2024 was $253.8 million, compared to $198.8 million for the nine months ended September 30, 2023.
•The changes in current assets and liabilities resulted in a net source of cash of $5.3 million for the nine months ended September 30, 2024, compared to a net use of cash of $43.8 million for the nine months ended September 30, 2023. The current year activity was primarily driven by a net increase in liabilities and decreased inventories, partially offset by increased receivables.
Investing Activities. Net cash required by investing activities for the nine months ended September 30, 2024 was $250.6 million, compared to $131.5 million for the nine months ended September 30, 2023.
•Capital expenditures for the nine months ended September 30, 2024 were $136.4 million, compared to $144.8 million for the same period last year. Full-year capital expenditures are expected to be approximately $180 to $195 million in 2024.

•Proceeds from the sale of property, plant, and equipment and other assets totaled $14.0 million for the nine months ended September 30, 2024, compared to $30.1 million for the same period in 2023.
•Cash paid for acquisitions, net of cash acquired, was $214.6 million for the nine months ended September 30, 2024, compared to $18.8 million for the same period in 2023.
•Proceeds from the sale of businesses was $86.4 million during the nine months ended September 30, 2024, compared to $2.0 million for the same period in 2023.
Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2024 was $648.8 million, compared to net cash required by financing activities of $72.4 million for the same period in 2023.
•Current year activity was primarily driven by proceeds of $600.0 million received from the issuance of the 2024 Notes and net borrowings of $80.0 million under the revolving credit facility, both to fund recent acquisitions, offset by the purchase of shares to satisfy employee taxes on vested stock and dividends paid during the period.
Other Investing and Financing Activities
Revolving Credit Facility, Term Loan, and Senior Notes
In August 2023, we entered into a Second Amended and Restated Credit Agreement ("the Credit Agreement") to increase our revolving credit facility from $500.0 million to $600.0 million, extend the maturity date of our revolving credit facility from January 2, 2025 to August 23, 2028, and refinance and repay in full the remaining balance of the term loan then outstanding under our prior credit facility. On August 15, 2024, we entered into an amendment to the Credit Agreement (the "Amended Credit Agreement") to, among other things, (i) increase our revolving credit facility from $600.0 million to $700.0 million, (ii) collateralize the amended revolving credit facility with substantially all of our and our subsidiary guarantors' personal property (with certain exceptions), (iii) make the applicable margin for revolving borrowings, letters of credit and the commitment fee rate be based on our consolidated net leverage ratio (permitting up to $150.0 million of unrestricted cash to be netted from the calculation thereof), (iv) modify the margin for SOFR-based revolving borrowings and letters of credit to range from 1.25% to 2.50% per annum, (v) modify the margin for base rate revolving borrowings to range from 0.25% to 1.50%, (vi) modify the commitment fee that accrues on the unused portion of the revolving credit facility to range from 0.20% to 0.45%, and (vii) modify the maximum permitted leverage to include a net debt concept (permitting up to $150.0 million of unrestricted cash to be netted from the calculation thereof), and to provide that such ratio shall be no greater than 5.00 to 1.00 during the fourth quarter of 2024 and the next two fiscal quarters, 4.50 to 1.00 for the next following two fiscal quarters, and 4.00 to 1.00 for each fiscal quarter thereafter (however, this maximum permitted leverage ratio may be increased to 4.50 to 1.00 for up to four fiscal quarters if a material acquisition is entered into). These amendments did not become effective until the closing of the Stavola acquisition on October 1, 2024. The amended revolving credit facility's maturity date of August 23, 2028 remains unchanged.
As of September 30, 2024, we had $240.0 million of outstanding loans borrowed under our revolving credit facility. During the nine months ended September 30, 2024, the amount of outstanding loans borrowed increased $80.0 million primarily due to $160.0 million borrowed in April 2024 to fund, in part, the acquisition of Ameron, of which $60.0 million was repaid during the three months ended June 30, 2024. Additionally, as of September 30, 2024, prior to the effectiveness of the Amended Credit Agreement, there were approximately $0.7 million of letters of credit outstanding under our revolving credit facility that will expire in 2025, which left $359.3 million available for borrowing. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year.
The interest rate for revolving loans under the Amended Credit Agreement are variable based on the daily simple or term Secured Overnight Financing Rate ("SOFR"), plus 10-basis points, or an alternate base rate, in each case plus a margin for borrowing. A commitment fee accrues on the average daily unused portion of the revolving credit facility. The margin for revolving borrowings and commitment fee rate are determined based on the Company’s Consolidated Total Net Leverage Ratio (as measured by a consolidated funded indebtedness, less the aggregate amount of unrestricted cash up to a maximum amount not to exceed $150.0 million, to consolidated EBITDA ratio). As of September 30, 2024, prior to the effectiveness of the Amended Credit Agreement, the margin for borrowing based on SOFR was set at 1.50% and the commitment fee rate was set at 0.25%.
The revolving credit facility portion of the Amended Credit Agreement requires the maintenance of certain ratios related to leverage and interest coverage. As of September 30, 2024, we were in compliance with all such financial covenants. Borrowings under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Company. On October 1, 2024, we collateralized our obligations under the Amended Credit Agreement with substantially all of our and our subsidiary guarantors' personal property (with certain exceptions).

The Amended Credit Agreement provides for a new secured term loan facility (the “Term Loan”) in an aggregate principal amount of $700.0 million. The Term Loan was funded on October 1, 2024 with the closing of the Stavola acquisition. The Term Loan requires, among other things (i) mandatory prepayments from excess cash flow on an annual basis, commencing with the fiscal year ending December 31, 2025, (ii) mandatory prepayments with proceeds of certain asset sales and debt issuances, and (iii) quarterly principal amortization payments in an amount equal to 0.25% of the initial Term Loan. The Term Loan has a maturity date of October 1, 2031. The interest rate for the Term Loan is based on SOFR plus 2.25% per year. The Term Loan is prepayable at any time without penalty, except in the event of a voluntary repricing in the first six months after closing, in which case a premium in the amount of 1.0% of the initial Term Loan is payable. The Term Loan is guaranteed by the same subsidiaries of the Company that guarantee our revolving credit facility, and the Term Loan is secured on a pari passu basis with our revolving credit facility.
On August 26, 2024, the Company issued $600.0 million aggregate principal amount of 6.875% senior notes (the "2024 Notes") that mature in August 2032. Interest on the 2024 Notes is payable semiannually in February and August. In April 2021, the Company issued $400.0 million aggregate principal amount of 4.375% senior unsecured notes (the "2021 Notes", and together with the 2024 Notes, the "Senior Notes") that mature in April 2029. Interest on the 2021 Notes is payable semiannually in April and October. The Senior Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by each of the Company’s domestic subsidiaries that is a guarantor under our Amended Revolving Credit Facility. The terms of each indenture governing the Senior Notes, among other things, limit the ability of the Company and each of its subsidiaries to create liens on assets, enter into sale and leaseback transactions, and consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries. The terms of each indenture also limit the ability of the Company’s non-guarantor subsidiaries to incur certain types of debt.
We believe, based on our current business plans, that our existing cash, available liquidity, and cash flow from operations will be sufficient to fund necessary capital expenditures and operating cash requirements for the foreseeable future.
Dividends and Repurchase Program
In September 2024, the Company declared a quarterly cash dividend of $0.05 per share that is scheduled to be paid on October 31, 2024.
In December 2022, the Board authorized a new $50.0 million share repurchase program effective January 1, 2023 through December 31, 2024 to replace a program of the same amount that expired on December 31, 2022. For the three and nine months ended September 30, 2024, the Company did not repurchase any shares. As of September 30, 2024, the Company had a remaining authorization of $36.2 million under the program. See Note 1 Overview and Summary of Significant Accounting Policies to the Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2023 as set forth in our 2023 Annual Report on Form 10-K. See Note 9 Other, Net to the Consolidated Financial Statements for the impact of foreign exchange rate fluctuations for the three and nine months ended September 30, 2024.

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
As permitted by the SEC Staff interpretive guidance for recently acquired businesses, management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of September 30, 2024 excludes an assessment of the internal control over financial reporting of the Ameron business acquired in April 2024. Ameron represents approximately 5% of consolidated total assets and 2% of consolidated revenues as of and for the nine months ended September 30, 2024.

PART II

Item 1. Legal Proceedings
See Note 15 Contingencies to the Consolidated Financial Statements regarding legal proceedings.

Item 1A. Risk Factors
There have been no material changes in the Company's risk factors from those set forth in our 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended September 30, 2024:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2024 through July 31, 2024	—	$—	—	$36,247,953
August 1, 2024 through August 31, 2024	99	$86.00	—	$36,247,953
September 1, 2024 through September 30, 2024	492	$86.37	—	$36,247,953
Total	591	$86.31	—	$36,247,953
(1)     These columns include the following transactions during the three months ended September 30, 2024: (i) the surrender to the Company of 591 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of no shares of common stock on the open market as part of the stock repurchase program.
(2)     In December 2022, the Board authorized a new $50.0 million share repurchase program effective January 1, 2023 through December 31, 2024 to replace a program of the same amount that expired on December 31, 2022.
Among other things, the IRA imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations. We have evaluated this provision and concluded there is no impact for the three and nine months ended September 30, 2024.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

NO.	DESCRIPTION
2.1
Membership Interest and Asset Purchase Agreement by and among Arcosa MS9, LLC as the Buyer, Arcosa, Inc. as the Buyer Parent and Stavola Holding Corporation and Stavola Holdings Pennsylvania, LLC collectively as the Equity Sellers, Stavola Trucking Company, Inc., Stavola Management Company, Inc. and Stavola Realty Company collectively as the Asset Sellers, and Certain direct and indirect equity owners of the sellers set forth on Annex A hereto, collectively as the Founders, and Stavola Holding Corporation, as the Sellers' Representative (filed herewith)

3.1	Restated Certificate of Incorporation of Arcosa, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 filed on October 31, 2018, File No. 333-228098).
3.2	Amended and Restated Bylaws of Arcosa, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed December 12, 2022, File No. 001-38494).
4.1
Indenture, dated August 26, 2024, among Arcosa, Inc., the guarantors named therein and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 26, 2024, File No. 001-38494).

4.2	First Supplemental Indenture dated as of October 1, 2024 among East SM, LLC, Arcosa, Inc., and Computershare Trust Company, N.A. (filed herewith)
4.3	Seventh Supplemental Indenture dated as of October 1, 2024 among East SM, LLC, Arcosa, Inc., and Computershare Trust Company, N.A. (filed herewith)
10.1
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of August 15, 2024, among Arcosa, Inc., as borrow, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 19, 2024, File No. 001-38494).

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

Arcosa, Inc.
(Registrant)

October 31, 2024	By:	/s/ Gail M. Peck
Gail M. Peck
Chief Financial Officer