Form 10-K
period 2024-12-31
Arcosa, Inc.
filed 2025-02-28
CIK 1739445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2024

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2024) was $4.1 billion.
At January 15, 2025 the number of shares of common stock outstanding was 48,776,021.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive 2025 Proxy Statement.

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
Long-Term Vision. We are united in our shared purpose to continue to fulfill the four strategic pillars of our long-term vision, and in 2024 we also executed on a newly added fifth strategic pillar with a focus on our financial leverage.

Overview. Arcosa's three segments are made up of leading businesses that serve critical infrastructure markets:
(1) On August 16, 2024, the Company completed the divestiture of its steel components business. We recognized $87.8 million and $153.3 million in revenues from the business in 2024 and 2023, respectively.

Our Segments. The Company reports operating results in three principal business segments. For additional information regarding revenues, operating profit, and identifiable assets by segment, please refer to Note 4 to the Consolidated Financial Statements.
Construction Products.
Products
Through wholly owned subsidiaries, our Construction Products segment produces and sells natural and recycled aggregates, specialty materials, asphalt mix, and construction site support equipment, including trench shields and shoring products. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for revenues attributable to aggregates and specialty materials, and construction site support.
•Natural Aggregates: We are an established producer and distributor of natural aggregates serving both public infrastructure and private construction markets and operate in Texas, our largest geographic exposure, and nine other states. We manage the business from the four regions of Texas, the East, the Gulf Coast, and the West. We operate primarily from open pit quarries and have one underground mine. Our natural aggregates products include sand, gravel, crushed stone, stabilized material, and various other products used in the production of ready mixed concrete, asphalt mix, cement, and other precast concrete products, roads, municipal and private water, sewer and drainage projects, oil and gas well pads, wind farms, as well as various other building products.
On October 1, 2024, we completed the acquisition of the construction materials business of Stavola Holding Corporation and its affiliated entities ("Stavola") for $1.2 billion in cash. The Stavola acquisition expanded our aggregates platform by providing entry to the New York-New Jersey Metropolitan Statistical Area ("MSA"). Stavola is an aggregates-led and vertically integrated construction materials company with a network of five hard rock natural aggregates quarries, twelve asphalt plants, and three recycled aggregates sites.
•Recycled Aggregates: We are the largest producer of recycled aggregates in the U.S. with operations in Texas, New Jersey, California, Florida, and Arizona. Recycled aggregates are a complement to our natural aggregates platform and are produced by crushing concrete reclaimed from demolished highways, buildings, and other structures. The raw concrete product material is processed to remove debris, primarily rebar, and screened to appropriate sizes for use as a road base, erosion control, building foundations, and as a backfill for utility trenches. We also produce reclaimed asphalt pavement ("RAP"), primarily for sale to our asphalt operations. Recycled aggregates currently supply a small percentage of total aggregates supplied nationwide. We believe the use of recycled aggregates will continue to grow due to resource scarcity and associated sustainability benefits, reduced disposal and acceptance of concrete in landfills, and energy savings from less processing and transportation costs. Recycled aggregates are a substitute to natural aggregates, primarily for hard rock uses.

•Specialty Materials: Our specialty materials, including lightweight aggregates, select natural aggregates, and milled or processed specialty building products and agricultural products, are produced and distributed nationwide. We currently operate in ten states and British Columbia, with several of our production facilities operating at the quarries that produce the raw material inputs, which include shale, clay, limestone, and gypsum. Lightweight aggregates are select shales or clays that are expanded and hardened by high temperatures in a rotary kiln and possess a bulk density that can be less than half the density of natural aggregates. Product applications include structural lightweight concrete, lightweight masonry block, and road surface treatments. Our specialty building products and agricultural products are processed at several production facilities across the U.S., mostly using our natural aggregates as a component of raw material supply. Product applications include plasters, flooring, prills, agricultural supplements and fertilizers, paints, glass, ingredients for food and feed, cement, energy infrastructure, and other products.
•Asphalt: Through the acquisition of Stavola, we produce and sell asphalt mix and provide asphalt construction paving services in New Jersey. Asphalt is an aggregate-intensive downstream product that strengthens our local market position. The asphalt business essentially functions as a customer of our aggregates operations, purchasing crushed stone and sand, which make up a large portion of the asphalt mix and RAP. Product transfers between the aggregates businesses and the asphalt business are made at local market prices. Approximately 90% of the asphalt mix produced is sold to external customers and the remaining production is sold to our mill and fill paving operations.
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
Markets
Over a multi-year period, we believe that approximately 40% of our current portfolio of construction materials are used in infrastructure projects with the remainder split across non-residential, residential, and specialty/other end markets.
•Infrastructure Construction: Includes construction spending by federal, state, and local governments for roads, highways, bridges, airports, and other public infrastructure, as well as private spending on road and utility construction. Public infrastructure spending is typically supported by federal and state legislation and programs. On December 4, 2015, the Fixing America's Surface Transportation Act (“FAST Act”) was signed into law. The FAST Act authorized $305 billion of public infrastructure funding from 2016 to 2020. It was subsequently extended to provide an additional $13.6 billion in 2021. On November 15, 2021, the Infrastructure Investment and Jobs Act (“IIJA”) was signed into law, which provides approximately $350 billion for federal highway programs from 2022 through 2026 by extending many of the programs in the FAST Act at higher funding levels, as well as supplemental funding for roads, bridges, and other major projects. Most of this funding is apportioned to states, based on formulas specified in the IIJA and provides funding through a wide range of competitive grant programs.
•Residential Construction: Includes single family homes and multi-family units such as apartments and condominiums. Demand for residential construction is influenced primarily by population growth, new household formation, and mortgage interest rates.
•Non-Residential Construction: Includes a wide variety of privately financed construction, including manufacturing and distribution facilities, data centers, industrial complexes, office buildings, and large retailers and wholesalers. Demand for non-residential construction is driven primarily by population and economic growth, in addition to segment-specific factors such as the growth of e-commerce and artificial intelligence, changes in retail patterns, changes in office occupancy trends, financing costs, and numerous other factors.
•Specialty/Other: Our products are used in various other end markets including energy-related activities, such as drilling pads, roads and major downstream projects, agriculture/horticulture, and industrial uses.

In 2024, we had shipments of approximately 38 million tons of aggregates and specialty materials, including approximately 5 million tons of recycled aggregates. Texas is our largest geographic market, representing approximately 40% of the segment's revenues in 2024. Pro forma for the full-year impact of the Stavola acquisition, which closed on October 1, 2024, Texas and New Jersey represent approximately 35% and 20% of segment revenues. All other states each are less than 10% of segment revenues. Within Texas, we primarily serve the Texas Triangle formed by the Dallas-Fort Worth metro at its northern point in North Texas, the Houston metro at its southeastern edge on the Gulf Coast, and Austin-San Antonio at its western tip in Central Texas. The outlook for construction spending in Texas is favorable with 2024 fiscal year planned Texas Department of Transportation (“TxDOT”) lettings of approximately $12.5 billion. The TxDOT annual update to its 10-year Unified Transportation Program ("UTP") approved in 2024 identified a record $104 billion of infrastructure projects, a 4% increase from the prior year's UTP update. Population and household formation growth contributed to a strong residential housing market prior to 2022, however, the rise in interest rates in recent years has caused a near term slow down, with housing permits, an indication of future construction activity, down approximately 3% in Texas in 2024 compared to the previous year.
Customers and Competitors
For natural and recycled aggregates and specialty materials, our customers include concrete and asphalt producers; commercial, residential, highway, and general contractors; manufacturers of masonry and building products; and state and local governments. For asphalt, our customers primarily include contractors and local/state road departments.
Shipments of natural and recycled aggregates from an individual quarry or stationary crushing location are generally limited in geographic scope because the cost of transportation to customers is high relative to the value of the product itself. Where practical, we have operations located close to our local markets and, in certain locations, offer portable crushing services at a job site for re-use onsite. Proximity of our active quarries, stationary crushing locations, and strategic reserves to demand centers serve as barriers to entry. Because asphalt mix hardens rapidly, our asphalt operations are either co-located with our aggregates quarries or in close proximity to our local markets.
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
Raw Material and Suppliers
The primary raw material for our natural aggregates and specialty materials comes from quarries. Natural aggregates and specialty materials can be found throughout the U.S. We have a proven and successful record of securing long-term reserve positions for both current and future mine locations through our employment of exploration teams and the use of professional third parties. Our reserves are critical to our raw material supply and long-term success. We currently estimate that we have 1.4 billion tons of proven and probable natural aggregates and specialty materials reserves strategically located in favorable markets that are expected to require large amounts of aggregates to meet future construction demand. For further discussion of our natural aggregates and specialty materials reserves, please refer to Item 2. “Properties.”
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

Engineered Structures.
Products
Through wholly owned subsidiaries, our Engineered Structures segment primarily manufactures and sells steel and concrete structures for infrastructure businesses, including utility structures for electricity transmission and distribution, structural wind towers, traffic and lighting structures, and telecommunication structures. These products share similar manufacturing competencies and steel sourcing requirements and can be manufactured across our North American footprint. This segment also historically manufactured and sold storage and distribution tanks. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for revenues attributable to our Engineered Structures products.
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
•Wind Towers: We are one of the leading manufacturers of structural wind towers in the U.S. and Mexico with four manufacturing plants strategically located in wind-rich regions of North America, including a new wind tower plant in New Mexico that began delivering towers late in the second quarter of 2024 to support the growing wind investment in the Southwest.
•Traffic and Lighting Structures: We manufacture steel and concrete poles and structures for a broad range of transportation and lighting applications. We have five plants in the U.S., with three dedicated to steel structures and two dedicated to concrete poles.
During 2024, we completed the acquisition of Ameron Pole Products, LLC ("Ameron") which expanded our traffic structures business, including the addition of concrete traffic structures, and provided entry into the complementary steel and concrete lighting pole market.
•Telecommunication Structures: We manufacture telecom structures, including self-supporting lattice towers, monopole towers, and guyed towers. We have one manufacturing plant in Oklahoma and have the capability to manufacture telecom structures in our other Engineered Structures plants.
In October 2022, we completed the sale of our storage tanks business.
Markets
Our Engineered Structures segment serves a broad spectrum of infrastructure markets, including electricity transmission and distribution, wind power generation, highway road construction, and wireless communication. We believe we are well-positioned to benefit from significant upgrades in the electrical grid to support enhanced reliability, demand for more electric generation from renewable energy sources, the expansion of new transmission, distribution, and telecommunication infrastructure, and the replacement and growth of the U.S. highway and road system.
Our utility structures business is well-positioned to benefit from significant investment in utility infrastructure. There is strong demand for transmission and distribution structures across the U.S. as much of the utility infrastructure has aged and needs replacement. Global concerns regarding emissions have increased consumer demand for electricity. Upgrades to utility structures are needed to support larger equipment that is required to withstand growing load demand from increased electrification and to allow for connectivity of the grid to renewable energy sources. The IIJA authorized $73 billion in additional federal funding to support the investment needed in the U.S. power grid.
We believe our traffic and lighting structures business is well-positioned to benefit from public infrastructure spending, replacement demand, and population growth. Additionally, we expect to benefit from continued spending on the buildout of 5G and other wireless networks in North America within our telecommunication structures business. We anticipate that the IIJA will continue to be beneficial for these businesses as well due to the increased level of highway spending and the provision for $65 billion in federal funding for broadband infrastructure.

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
Within our wind towers business, our primary customers are wind turbine producers. We compete with both domestic and foreign producers of towers. Revenues from GE Vernova, Inc. (“GE Vernova”), a customer in our Engineered Structures segment, constituted 10.8%, 8.1%, and 9.3% of consolidated revenues for the years ended December 31, 2024, 2023, and 2022, respectively.
Our traffic and lighting structures business primarily sells to contractors and distributors serving state Departments of Transportation and state and municipality agencies.
Our telecom structures business sells to wireless communication carriers and third-party tower lessors and developers.
Raw Materials and Suppliers
The principal material used in our Engineered Structures segment is steel. During 2024, the supply of steel was sufficient to support our manufacturing requirements. After several years of increasing steel prices, the price of plate steel decreased throughout 2024. Steel prices may be volatile in the future in part as a result of market conditions. We use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, flexing between steel type, and other arrangements with our customers to mitigate the effect of steel price volatility on our operating profit for the year. Arcosa’s manufacturing operations also use component parts such as flanges for wind towers. In general, we believe there is enough capacity in the supply industries to meet current production levels without any material impacts. We anticipate our existing contracts and other relationships with multiple suppliers will meet our current production forecasts.
Transportation Products.
Products
Through wholly owned subsidiaries, our Transportation Products segment manufactures and sells inland barges, fiberglass barge covers, winches, and marine hardware. This segment also historically manufactured and sold steel components for railcars and other transportation and industrial equipment. In August 2024, we completed the sale of our steel components business. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for revenues attributable to inland barges and steel components products.
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

Markets
Our inland barge business serves numerous end-markets through a base of established customers who support the transportation of staple commodities such as grain, coal, aggregates, chemicals, fertilizers, petrochemicals, and refined products. Despite recent declines in new barge building, the dry and liquid barge replacement cycles are expected to remain fundamentally strong as investments in the aging barge fleet over the last 5 to 6 years have been below long-term average replacement rates (with the exception of 2019 for liquid barges). Approximately 40% of the hopper fleet and 30% of the tank fleet are more than 20 years old. The replacement of these fleets is expected to drive healthy demand based on an assumed 25 to 30-year useful life.
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
Raw Materials and Suppliers
The principal material used in our Transportation Products segment is steel. During 2024, the supply of steel was sufficient to support our manufacturing requirements. After several years of increasing steel prices, the price of plate steel decreased throughout 2024. Steel prices may be volatile in the future in part as a result of market conditions. We use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, flexing between steel type, and other arrangements with our customers to mitigate the effect of steel price volatility on our operating profit for the year. Arcosa’s manufacturing operations also use component parts such as pumps, engines, and hardware for tank barges. In general, we believe there is enough capacity in the supply industries to meet current production levels without any material impacts. We anticipate our existing contracts and other relationships with multiple suppliers will meet our current production forecasts.
Unsatisfied Performance Obligations (Backlog).
As of December 31, 2024 and 2023, our backlog of firm orders was as follows:

	December 31, 2024	December 31, 2023

	(in millions)
Engineered Structures:
Utility, wind, and related structures	$1,190.8	$1,367.5
Transportation Products:
Inland barges	$280.1	$253.7
Approximately 64% of the unsatisfied performance obligations for our utility, wind, and related structures in our Engineered Structures segment are expected to be delivered during 2025, approximately 13% are expected to be delivered during 2026, and the remainder are expected to be delivered through 2028. Approximately 92% of the unsatisfied performance obligations for inland barges in our Transportation Products segment are expected to be delivered during 2025, and the remainder are expected to be delivered during 2026.
Marketing.
We sell substantially all of our products and services through our own sales personnel operating from offices in multiple locations in the U.S. and Mexico. We also use independent sales representatives and distributors.

Human Capital.
The Company employed approximately 6,250 employees as of December 31, 2024. The following table presents the approximate headcount breakdown of employees by segment:

December 31, 2024
Construction Products	2,285
Engineered Structures	3,055
Transportation Products	795
Corporate	115
6,250
As of December 31, 2024, approximately 5,055 employees were employed in the U.S., 1,180 employees in Mexico, and 15 employees in Canada.
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
In 2019, we launched a reenergized safety initiative referred to as "ARC 100" to build a positive and proactively engaged culture of safety excellence. ARC 100 is inspired by the voices of frontline employees, driven by cross-functional teams, and actively supported by visible commitment from senior leaders. Since its implementation, Arcosa has experienced progress in reducing the severity and frequency of safety incidents as a result of a continued focus on building a strong safety culture through ARC 100. Arcosa continued to make advancements in our safety culture with various ARC 100 initiatives across the Company, including:
•Launch of the Arcosa "ALIVE" initiative focusing on Serious Injury and Fatality ("SIF") prevention;
•Expanded new hire orientation content to promote employee engagement in ARC 100;
•Continued progress on safety culture awareness training goals;
•Internal measurement and reporting of leading indicators; and
•Utilization of safety training management system.
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
Launched in September 2022, Arcosa's LEAD: Leadership Exploration and Development cohort began its second iteration in 2024. This formal employee development program was created to help identify internal talent, provide skill and competency growth opportunities through formal development plans, and build a deep bench of emerging leaders at the Company.
Arcosa fosters employee development through a variety of leadership and training programs, like LEAD, as well as tuition reimbursement at education institutions, professional society memberships, and relevant conference and symposia attendance.
One of Arcosa’s core values is “We Win Together.” This belief drives our commitment to a workplace free from discrimination where collaboration, dedication, professionalism, and unity align to drive favorable results for all stakeholders.
Seasonality.
Results in our Construction Products segment are affected by seasonal fluctuations with the second and third quarters historically being the quarters with the highest revenues.

Intellectual Property.
Arcosa owns several patents, copyrights, trademarks, trade secrets, and licenses to intellectual property owned by others. Although Arcosa’s intellectual property rights are important to Arcosa’s success, we do not regard our business as being dependent on any single patent, trademark, copyright, trade secret, or license. For a discussion of risks related to our intellectual property, please refer to Item 1A. “Risk Factors - Risks Related to Technology and Cybersecurity.”
Governmental Regulation.
Construction Products. Arcosa’s Construction Products segment is subject to regulation by the U.S. Mine Safety and Health Administration (“MSHA”), the Health-Safety and Reclamation Code of Ministry of Mines for British Columbia, and various state agencies, and certain specialty materials are regulated by the U.S. Food and Drug Administration (“FDA”).
Engineered Structures. Arcosa’s Engineered Structures segment is subject to the regulations of various state departments of transportation. These agencies promulgate and enforce rules and regulations pertaining, in part, to the manufacture of traffic and lighting structures.
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
In August 2024, we completed the sale of our steel components business. Our steel components business served the railcar industry and was regulated by governmental agencies such as the USDOT and the administrative agencies it oversees, including the Federal Railroad Administration, and industry authorities such as the Association of American Railroads. All such agencies and authorities promulgate rules, regulations, specifications, and operating standards affecting rail-related safety standards for railroad equipment.
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
Environmental, Health, and Safety.
We are subject to federal, state, and international environmental, health, and safety laws and regulations in the U.S., Mexico, and each country in which we operate, including regulations promulgated by the U.S. Environmental Protection Agency (“USEPA”). These include laws regulating air emissions, water discharge, hazardous materials, and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements globally. Although it is our intent to comply with all such requirements and regulations, we cannot provide assurance that we are at all times in compliance. Environmental requirements are complex, change frequently, and generally have tended to become more stringent over time. Accordingly, we cannot assure that environmental requirements will not change or become more stringent over time or that our eventual environmental costs and liabilities will not be material.
Certain environmental laws assess liability on current and previous owners or operators of real property for the cost of removal and remediation of hazardous substances. At this time, we are involved in various stages of investigation and cleanup related to environmental remediation matters at certain of our facilities. In addition, soil or groundwater contamination may be present at several of our properties as a result of historical, ongoing, or nearby activities.

We cannot ensure that our eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves for such matters. In the event that such liabilities were to significantly exceed the amounts recorded, our results of operations could be materially adversely affected. See Note 15, "Commitments and Contingencies" of the Consolidated Financial Statements for further information regarding reserves for environmental matters.
See Item 1A for further discussion of risk factors with regard to environmental, governmental, and other matters.
Information About Our Executive Officers.
The following table sets forth the names and ages of all our executive officers, their positions and offices presently held by them, and the year each person first became an officer.

Name	Age	Office	Officer Since
Antonio Carrillo	58	President and Chief Executive Officer	2018
Gail M. Peck	57	Chief Financial Officer	2018
Reid S. Essl	43	Group President	2018
Kerry S. Cole	56	Group President	2018
Jesse E. Collins, Jr.	58	Group President	2018
Bryan P. Stevenson	52	Chief Legal Officer	2018
Eric D. Hurst	41	Vice President, Controller	2023
Antonio Carrillo serves as Arcosa’s President and Chief Executive Officer, as well as a member of Arcosa's Board of Directors (the "Board"). From April 2018 until November 2018, Mr. Carrillo served as the Senior Vice President and Group President of Construction, Energy, Marine and Components of Trinity Industries, Inc. ("Trinity"). From 2012 to February 2018, Mr. Carrillo served as the Chief Executive Officer of Orbia Advance Corporation (formerly known as Mexichem S.A.B. de C.V.), a publicly traded global specialty chemical company. Prior to joining Orbia, Mr. Carrillo spent 16 years at Trinity where he served as Senior Vice President and Group President of Trinity’s Energy Equipment Group and was responsible for Trinity’s Mexico operations. Mr. Carrillo previously served as a director of Trinity from 2014 until 2018 and served as a director of Dr. Pepper Snapple Group, Inc. from 2015 to 2018. Mr. Carrillo currently serves as a director of NRG Energy, Inc. where he was appointed in 2019.
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
At December 31, 2024, Arcosa's backlog was approximately $1.2 billion within our Engineered Structures and $280.1 million within our Transportation Products segments. Arcosa's ability to meet customer delivery schedules for backlog is dependent on a number of factors including, but not limited to, sufficient manufacturing plant capacity, adequate supply channel access to raw materials and other inventory required for production, an adequately trained and capable workforce, engineering expertise, and appropriate planning and scheduling of manufacturing resources. We may also encounter capacity limitations due to changes in demand despite our forecasting efforts. Some of the contracts we enter into with our customers, such as for barges, traffic structures and wind towers, require long manufacturing lead times and contain penalty clauses or liquidated damages provisions related to late delivery. Failure to deliver in accordance with contract terms and customer expectations could subject us to financial penalties, damage existing customer relationships, increase our costs, reduce our sales and have a material adverse effect on Arcosa's business.
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
Equipment failures or other material disruption at one or more of Arcosa’s manufacturing or mining facilities or in Arcosa’s supply chain could have a material adverse effect on us. In some instances, Arcosa relies on a limited number of suppliers for certain raw materials, parts, and components needed in its production.
Arcosa owns and operates manufacturing and mining facilities of various ages and levels of automated control and relies on a number of third parties as part of Arcosa’s supply chain, including for the efficient distribution of products to Arcosa’s customers. Any disruption at one of Arcosa’s facilities or within Arcosa’s supply chain could prevent Arcosa from meeting demand or require Arcosa to incur unplanned capital expenditures. While Arcosa maintains backups for certain critical pieces of equipment to use during the time it may take to repair or replace inoperable equipment, any unplanned downtime at Arcosa’s facilities may cause delays in meeting customer timelines, result in liquidated and delay damages claims, or cause Arcosa to lose or harm customer relationships.
Arcosa's operations partially depend on Arcosa's ability to obtain timely deliveries of raw materials, parts, and components in acceptable quantities and quality from Arcosa's domestic and foreign suppliers. Certain raw materials, parts, and components for Arcosa's products are currently available from a limited number of suppliers and, as a result, Arcosa may have limited control over pricing, availability, and delivery schedules. If Arcosa is unable to purchase a sufficient quantity of raw materials, parts, and components on a timely basis, Arcosa could face disruptions in its production and incur delays while it attempts to engage alternative suppliers. Fewer suppliers could require Arcosa to source unproven and distant supply alternatives. In addition, meeting certain production demands is dependent on Arcosa's ability to obtain a sufficient amount of steel. An unanticipated interruption in Arcosa's supply chain could have an adverse impact on both Arcosa's margins and production schedules. Any such disruption or supply shortage could harm Arcosa's business.
Furthermore, any shortages in trucking, rail, barge, or container shipping capacity, any increase in the cost thereof, or any other disruption to those transportation systems could limit Arcosa’s ability to deliver its products in a timely manner or at all. Any material disruption at one or more of Arcosa’s facilities or those of Arcosa’s customers or suppliers or otherwise within Arcosa’s supply chain could cause a material disruption to Arcosa’s operations, which could have a material adverse effect on Arcosa’s business.
Extensive damage to Arcosa’s facilities, including as a result of natural disasters or similar incidents, could lead to production, delivery or service curtailments or shutdowns, loss of revenue, or higher expenses.
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
A significant portion of Arcosa’s business depends on the adequate supply of raw materials and numerous specialty and other parts and components at competitive prices. The principal material used in Arcosa’s manufacturing segments is steel. The current U.S. presidential administration has proposed to significantly increase tariffs on foreign imports of steel and aluminum. The inflationary pressures on principal raw material prices, like steel, may result in increased costs or a delay in orders from Arcosa's customers. Market steel prices have in the past and may in the future exhibit periods of volatility and an increase in steel prices could continue to negatively impact demand for Arcosa's products. Steel prices may experience further volatility as a result of scrap surcharges assessed by steel mills, tariffs, and other market factors. Furthermore, consolidation of steel producers may lead to decreased competition in the industry and result in increased steel prices. Arcosa may use contract-specific purchasing practices, supplier commitments, contractual price escalation provisions, flexing between steel type, and other arrangements with Arcosa’s customers to mitigate the effect of this volatility on Arcosa’s operating profits. To the extent that Arcosa does not have such arrangements in place, a change in steel prices could materially lower Arcosa’s profitability.

The availability of natural aggregates reserves, specialty materials reserves, and supply stock for recycled aggregates could have a material adverse effect on Arcosa's ability to cost-effectively manufacture and sell its products.
A part of the operations in Arcosa’s Construction Products segment includes the mining of natural aggregates and specialty materials reserves. The success and viability of these operations depend on the accuracy of Arcosa’s reserve estimates, the costs of production and the ability to economically distribute the natural aggregates and specialty materials. Estimates for natural aggregate and specialty materials reserves and for the costs of production of such reserves depend upon a variety of factors and assumptions, many of which involve uncertainties beyond Arcosa’s control, such as geological and mining conditions that may not be identifiable. In addition, Arcosa's success in recovering natural aggregates and specialty materials depends on the ability to secure new reserve locations and permits to mine such reserves in areas that make distribution of materials economically viable. Engaging and maintaining good relations within the communities where we operate is important to securing and retaining permits. Inaccuracies in reserve estimates and production costs, and the inability to secure locations and permits for future operations could negatively affect our results of operations. The success and viability of Arcosa's recycled aggregates operation depends on Arcosa's success in procuring supply stock for processing recycled materials into recycled aggregates. The inability to secure and maintain locations and permits for recycled aggregates operations could negatively affect our results of operations.
Reductions in the availability of energy supplies or an increase in energy costs may increase Arcosa’s operating costs.
Arcosa uses electricity and various gases, including natural gas, at Arcosa’s manufacturing facilities and uses diesel fuel in vehicles to transport Arcosa’s products to customers and to operate its plant equipment. An outbreak or escalation of hostilities between the U.S. and any foreign power or between other foreign powers, such as the war in Ukraine or the conflicts in the Middle East, could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of natural gas or energy in general. Additionally, extreme weather conditions such as extreme temperatures, hurricanes, tornadoes, or floods could result in varying states of disaster and lead to disruptions to the delivery and supply of petroleum and/or natural gas, including rationing thereof, or an increase in natural gas prices, electricity prices, or other general energy costs. Future limitations on the availability (including limitations imposed by increased regulation or restrictions on rail, road, and pipeline transportation of energy supplies) or consumption of electricity, petroleum products or natural gas and/or an increase in energy costs, particularly natural gas and diesel fuel, could have an adverse effect upon our ability to conduct Arcosa’s business cost effectively.
The limited number of customers for certain of Arcosa’s products, the variable purchase patterns of Arcosa’s customers in all of its segments, and the timing of completion, delivery, and customer acceptance of orders may cause Arcosa’s revenues and income from operations to vary substantially each quarter, potentially resulting in significant fluctuations in its quarterly results.
Some of the markets Arcosa serves have a limited number of customers. For example, Arcosa's wind tower customer base is highly concentrated due to a limited number of companies constructing wind towers. The volumes purchased by customers in each of Arcosa’s business segments vary from year to year, and not all customers make purchases every year. Furthermore, the timing of the completion, delivery, and customer acceptance of orders, including backlog orders, may cause Arcosa's revenues and income from operations to vary substantially each quarter. As a result, the order levels for Arcosa’s products have varied significantly from period to period in the past and may continue to vary significantly in the future. GE Vernova accounted for approximately 10.8% of our consolidated revenues in 2024 up from 8.1% of consolidated revenues in 2023. As a result of these fluctuations, Arcosa believes that comparisons of its sales and operating results between periods may not be meaningful and should not be relied upon as indicators of future performance.
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
Arcosa maintains primary and excess insurance coverage and is subject to potential liability for certain claims, including business interruption, property damage, personal injury, or death arising from the production, use, exposure to, or the transport of Arcosa’s products. Insurance premiums may increase and/or require that Arcosa increase its self-insured retention, deductibles, or overall limits. A claim for personal injury, auto liability, property loss, business interruption, or a string of such claims or a large damage award could exceed Arcosa’s available insurance coverage. The ability of Arcosa to insure against risks described in this Item 1A is limited by the applicable insurance markets, which may be costly, unavailable or inadequate. Arcosa’s inability to secure adequate insurance and/or a claim that exceeds Arcosa’s insurance limits could have a material adverse effect on our financial condition and results of operations.
Arcosa's indebtedness restricts its current and future operations, which could adversely affect its ability to respond to changes in its business and manage its operations.
Arcosa is a party to the Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), an Indenture (the “2021 Indenture”) governing its 4.375% senior unsecured notes due 2029 (the “2021 Notes”), and an Indenture (the “2024 Indenture”) governing its 6.875% senior unsecured notes due 2032 (the “2024 Notes” and collectively with the Credit Agreement, the 2021 Indenture, the 2021 Notes and the 2024 Indenture, the “Financing Documents”). The Financing Documents contain a number of covenants potentially restricting the operations and financial condition of Arcosa and certain of its subsidiaries, including, among other things and subject to certain exceptions, restrictions on our ability to incur debt or liens, merge, sell assets, make investments and acquisitions, and make dividends and other restricted payments. The Credit Agreement also requires us to maintain compliance with financial covenants, and a change of control (as defined in the applicable Financing Document) could result in a default or prepayment event under the applicable Financing Document. These covenants and change of control provisions could have an adverse effect on Arcosa's business by limiting its ability to take advantage of financing, merger and acquisition, or other opportunities. The breach of any of these covenants or restrictions could result in a default under the Financing Documents, our inability to access the liquidity provided by the revolving credit facility in the Credit Agreement, the acceleration of the indebtedness under the Financing Documents, and the foreclosure of the liens securing the indebtedness outstanding under the Credit Agreement.
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
Arcosa's indebtedness could adversely affect its financial condition and prevent it from fulfilling its obligations
Arcosa has a significant amount of indebtedness. As of December 31, 2024, our total debt (excluding debt issuance costs) was approximately $1.7 billion, and we had unused commitments of $699.3 million under our revolving credit facility that is part of our Credit Agreement (after giving effect to $0.7 million of outstanding letters of credit). Our increased amount of indebtedness year-over-year primarily resulted from the closing of the Stavola acquisition, and this increase in the amount of our indebtedness resulted in higher interest expense year over year. In addition, Arcosa is subject to a variety of performance bonds, payment guarantees and other contingent obligations in the operation of its business.
Despite our increase in leverage to finance the Stavola acquisition, subject to the limits contained in the Financing Documents, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, it could have important consequences, including the following:
•making it more difficult for us to satisfy our obligations with respect to our existing indebtedness;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;
•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•increasing our vulnerability to general adverse economic and industry conditions;
•exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Credit Agreement, are at variable rates of interest;
•limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•placing us at a disadvantage compared to other, less leveraged competitors; and
•increasing our cost of borrowing.
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
Risks Related to Economic, Geopolitical, and Legal Factors.
Pandemics, epidemics, or other public health emergencies, as well as the governmental reaction thereto, may adversely affect Arcosa’s business.
Arcosa’s business may be adversely affected if a pandemic, epidemic, or other public health emergency occurs. The outbreak of COVID-19, including its variants, disrupted local, state, national, and global economies. Any future similar public health emergency could negatively impact our business, including the health and productivity of our employees, the availability and pricing of supplies and raw materials, our ability to fulfill customer orders, and the availability of our transportation and distribution networks. If any of Arcosa’s facilities become subject to closure from a public health emergency, the business as a whole could be materially affected.
In addition, the impact of a government shutdown could have a material adverse effect on Arcosa's revenues, profits, and cash flows. Arcosa relies on government personnel to conduct certain routine business processes for the inspection and delivery of certain products that, if disrupted, could have an impact on Arcosa's revenues and business. The negative impact on the economy from a public health emergency could also impact our customers in similar ways, causing customers to postpone projects, cancel or delay orders, or file bankruptcy.
A public health emergency could also disrupt Arcosa's cross-border business transactions and activities. During the COVID-19 pandemic, governments in the U.S. and elsewhere in the world implemented strict measures to help control the spread of the virus, including quarantines, travel restrictions and business curtailments. Such actions may impair or prevent Arcosa from continuing its operations. The extent to which a pandemic, epidemic, or other public health emergency could impact our business will depend on numerous evolving factors that we may not be able to accurately predict.
Instability in the economy or negative conditions in credit markets may adversely affect our business by limiting Arcosa's or its customers' and suppliers' access to credit.
Instability in the global economy or negative conditions in the global credit markets that limit or impair our access to credit may adversely affect our business. In general, Arcosa may rely upon banks and capital markets to fund its growth strategy. Any downgrades in our credit ratings may make raising capital more difficult, increase the cost and affect the terms of future borrowings, affect the terms under which we purchase goods and services, and limit our ability to take advantage of potential business opportunities. If Arcosa is unable to secure financing on acceptable terms, Arcosa's other sources of funds, including available cash, its revolving credit facility, and cash flow from operations may not be adequate to fund its operations and contractual commitments and refinance existing debt.
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
A majority of Arcosa's revenue is from customers who are in industries and businesses that are cyclical in nature which may result in decreased demand for Arcosa's products and negatively affect the collectability of receivables. For example, demand for our construction products is driven in large part by residential and commercial construction spending and by population and economic growth which typically slow during a downturn. The barge industry in particular has previously experienced sharp cyclical downturns and at such times operated with a minimal backlog. In addition, since Arcosa's operations are in a variety of geographic markets, its businesses are subject to differing economic conditions and labor availability in each such geographic market. While the business cycles of Arcosa’s different operations may not typically coincide, an economic downturn could affect disparate cycles contemporaneously.
Cyclical or other fluctuations, including as a result of government or macroeconomic policy, could result in decreased demand for our products, which could in turn result in lower sales volumes, lower prices, a slowdown in production at our facilities and/or a decline in or loss of profits. In addition, an economic downturn may negatively affect the collectability of accounts receivable. Any of the foregoing market or industry conditions or events could result in reductions in Arcosa’s revenues, or increased operating costs.
The impact of increased prices and inflation on principal raw material prices, including the cost of steel with respect to the order of new barges or wind towers and liquid asphalt with respect to our asphalt paving operations, could negatively impact Arcosa's performance and financial results.
Increased inflation and volatile input costs may be beyond our control, including rising prices for raw materials such as steel, liquid asphalt, fuel, parts and components, freight, packaging, supplies, labor, and energy, increases our costs to manufacture and distribute our products. We may be unable to pass these rising costs on to our customers. While Arcosa cannot predict the extent to which inflation may increase, increases and volatility in the price of steel and liquid asphalt have and could impact a customer's decision to place or delay orders for new barges, wind towers, or asphalt paving. Other inflationary pressures may generally result in a reduction in construction activity, which could have a material adverse effect on our business. Under varying circumstances, Arcosa may take actions to minimize these inflationary risks, but such efforts may not be effective in mitigating the impact on Arcosa's margins. Arcosa's revenues or operating costs may be negatively affected if we are unable to mitigate the impact of these cost increases through contractual means or otherwise offset the effect of these cost increases.
Risks related to Arcosa’s operations outside of the U.S., particularly Mexico, could decrease Arcosa’s profitability.
Arcosa’s operations outside of the U.S. are subject to risks associated with cross-border business transactions and activities. Political, legal, trade, environmental regulations, or economic change or instability, criminal activities, or social unrest could limit or curtail Arcosa’s respective foreign business activities and operations, including the ability to hire and retain employees. Violence in Mexico associated with drug trafficking is continuing. Arcosa has not, to date, been materially affected by any of these risks, but Arcosa cannot predict the likelihood of future effects from such risks or any resulting adverse impact on Arcosa’s business.
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
Furthermore, any material change in the tariffs, quotas, regulations or duties on imports imposed by the U.S. government and agencies or on exports by the government of Mexico or its agencies, could affect Arcosa’s ability to export products that Arcosa manufactures in Mexico. Failure to comply with such import and export regulations could result in significant fines and penalties.
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
Arcosa faces competition from manufacturers both in the U.S. and around the world, some of which may engage in competition and trade practices involving the importation of competing products into the U.S. in violation of U.S. or other foreign laws, regulations, or practices. Arcosa’s competitors may import competing products that are subsidized by foreign governments and sold in the U.S. at less than fair value. The results of trade negotiations, trade agreements, and tariffs could also negatively affect Arcosa’s supplies, cost of goods sold, and customers. Arcosa produces certain products at its manufacturing facilities in Mexico. Arcosa's business benefits from free trade agreements, such as the United States-Mexico-Canada Agreement ("USMCA"). Potential USMCA developments, including tariffs, changes or amendments to the agreement, governmental orders, policies, and laws and regulations could adversely affect Arcosa's existing production operations in Mexico and have a material adverse effect on Arcosa's business. Additionally, effective February 4, 2025, the U.S government implemented an additional tariff on goods being imported from China and announced additional tariffs for goods imported into the U.S. from Mexico and Canada beginning in March 2025. Changes in U.S. trade policy have resulted and could again result in reactions from U.S. trading partners, including adopting responsive trade policies making it more difficult or costly for us to export or import our products from Mexico. While we cannot predict what additional changes to trade policy will be made by the current or a future presidential administration or Congress, including whether existing tariff policies will be maintained or modified, what products may be subject to such policies, or whether the entry into new or bilateral or multilateral trade agreements will occur, such changes could increase pricing pressure on Arcosa’s products, reduce Arcosa’s revenues and operating profits, limit Arcosa’s ability to grow, and otherwise adversely affect Arcosa’s financial results.
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
Furthermore, certain of Arcosa’s businesses depend on government spending for infrastructure and other similar building activities. As a result, demand for some of Arcosa’s products is influenced by local, state, U.S. federal, and international government fiscal policies, tax incentives and other subsidies, and other general macroeconomic and political factors. Projects in which Arcosa participates may be funded directly by governments or privately-funded, but are otherwise tied to or impacted by government policies, U.S. presidential executive orders and memorandums, and spending measures.
Government spending is often approved only on a short-term basis and some of the projects in which Arcosa’s products are used require longer-term funding commitments. If government funding is not approved or funding is lowered as a result of a change in priorities under the current U.S. presidential administration, poor economic conditions, lower than expected revenues, or other factors, it could limit infrastructure projects available, increase competition for projects, result in excess inventory, and decrease sales, all of which could adversely affect the profitability of Arcosa’s business.
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
Terrorist activities, anti-terrorist efforts, and other armed conflict involving the U.S. or its interests abroad or other foreign actors, including the war in Ukraine and the conflicts in the Middle East, may adversely affect the U.S. and global economies, potentially negatively affecting the industries in which Arcosa operates. This could result in delays in or cancellations of the purchase of Arcosa’s products or shortages in raw materials, parts, or components, any of which could prevent Arcosa from meeting its financial and other obligations.
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
In addition, if Arcosa is not able to successfully integrate its transactions, including the Ameron and Stavola acquisitions, to any material degree, such failure of a successful integration could result in unexpected claims or otherwise have a material adverse effect on Arcosa’s business. Integration risks include the following: (i) the diversion of management’s time and resources to integration matters from other Arcosa matters; (ii) difficulties in achieving business opportunities and growth prospects of the acquired business; (iii) difficulties in managing the expanded operations; (iv) challenges in retaining key personnel; and (v) the disruption of ongoing business, customer, and employee relationships. The failure to successfully integrate such mergers or acquisitions could prevent Arcosa from achieving the anticipated operating and cost synergies or long-term strategic benefits from such transactions.
Acquisitions and divestitures bring risks of unexpected liabilities that could harm Arcosa's business.
Acquisitions and divestitures may bring known and unknown risks to Arcosa. If we fail to adequately perform due diligence during the acquisition process or if despite adequate diligence an unknown condition or circumstance is discovered after the closing of a transaction, we may be subject to unexpected liabilities in connection with such transaction. Acquisitions and divestitures also bring risks that the counterparties to the transactions may fail to perform their obligations, which could result in costly litigation, divert management's attention, and disrupt our business operations. Third parties could also seek to hold Arcosa responsible for these liabilities, and there can be no assurance that any indemnity from our counterparties or any insurance we obtain in connection with the transaction will be sufficient to protect Arcosa against the full amount of such potential liabilities.
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
Arcosa's growth strategy may result in the acquisition of new lines of business or expansion into geographic markets (whether inside or outside the U.S.) in which we have limited operating experience, including with respect to seeking regulatory approvals, becoming subject to regulatory authorities, and marketing or selling products. For example, the acquisitions of Ameron and Stavola in 2024 expanded Arcosa's Engineered Structures and Construction Products segments and exposed Arcosa to new geographic markets.
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
Risks Related to Regulatory and Environmental Matters
Our business is subject to significant regulatory compliance obligations in the U.S., Mexico, and other countries where we do business, and a failure to comply with any current or future laws or regulations could have a material adverse effect on us.
Arcosa is subject to comprehensive federal, state, local, and foreign laws and regulations and held to industry standards established by private industry organizations. These organizations establish safety criteria, conduct inspections and investigations, and recommend improved safety and operating standards.
Arcosa’s operations are also subject to various governmental regulations in the U.S., Mexico, and other countries where we do business related to the environment, occupational safety and health, labor, and business practices, including OSHA and MSHA.
Although we believe that we are in material compliance with all applicable regulations and operating permits material to our business operations, if we determine that our products or processes are not in compliance with applicable requirements, rules, regulations, specifications, standards or product testing criteria, it might result in additional operating expenses, administrative fines or penalties, criminal sanctions, product recalls, reputational harm, or loss of business that could have a material adverse effect on Arcosa’s business.
In addition, amendments to existing statutes and regulations, adoption of new statutes and regulations, modification of existing operating permits, or entering into new lines of business which are covered by regulatory agencies that Arcosa has not previously been subject to could require us to alter our methods of operation and/or discontinue the sale of certain of our products, resulting in substantial costs. For example, the U.S. barge industry relies, in part, on the Jones Act because it prohibits foreign vessels from transporting goods between U.S. ports. Changes to or a repeal of such legislation could have a material adverse impact on Arcosa’s barge business and revenues.
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
Arcosa is subject to comprehensive federal, state, local, and foreign environmental laws and regulations relating to: (i) the release or discharge of regulated materials into the environment at Arcosa’s facilities or with respect to Arcosa’s products while in operation; (ii) the management, use, processing, handling, storage, transport and transport arrangement, and disposal of hazardous and non-hazardous waste, substances, and materials; and (iii) other activities relating to the protection of human health and the environment. Such laws and regulations expose Arcosa to liability for its own acts and potentially the acts of others. These laws and regulations also may impose current liability on Arcosa under circumstances where, at the time of the action taken, such action complied with then applicable laws and regulations. In addition, environmental laws and regulations may require significant expenditures to achieve compliance, and non-compliance could result in a shutdown or work stoppage and civil and criminal fines or penalties.
Environmental pre-construction, construction, and operating permits are, or may be, required for Arcosa’s operations under these laws and regulations. These permits are subject to modification, renewal, and/or revocation. Although Arcosa regularly monitors and reviews its operations, procedures, and policies for compliance with

Arcosa’s environmental permits and related laws and regulations, the risk of environmental liability is inherent in the operation of Arcosa’s businesses.
Moreover, future events, such as changes in, or modified interpretations of, existing environmental laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards associated with the manufacture of Arcosa’s products and related business activities and properties, may give rise to additional compliance and other costs that could have a material adverse effect on Arcosa’s business.
The transportation of commodities by rail, barge, or container also raises potential liability risks in the event of an accident that results in the release of substances that cause or threaten to cause harm to the environment or, natural resources, or result in exposure to harmful substances. If Arcosa is found liable in any such incidents, it could have a material adverse effect on Arcosa’s business.
Responding to claims relating to improper handling, transport, storage, or disposal of hazardous materials could be time consuming and costly.
We use controlled hazardous materials in our business and generate wastes that are regulated as hazardous wastes under U.S. federal, state, and local environmental laws and under equivalent provisions of law in other jurisdictions in which our manufacturing facilities are located. Our use and management of these substances and materials is subject to stringent, and periodically changing, regulation that can impose costly compliance obligations on us and have the potential to adversely affect our manufacturing activities. We are also subject to potential liability for claims alleging property damage and personal and bodily injury or death arising from the use of or exposure to our products, especially in connection with products we manufacture that our customers use to transport or store hazardous, flammable, toxic, or explosive materials.
The risk of accidental contamination or injury from these materials cannot be completely eliminated. If an accident involving these substances occurs, we could be held liable for any damages that result, as well as incur clean-up costs and liabilities, which can be substantial. Additionally, an accident could damage our facilities, resulting in operational delays and increased costs.
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
Legislation and new rules to regulate emission of greenhouse gases (“GHGs”) may require Arcosa to meet new standards that may require substantial reductions in carbon emissions. There is also a potential for climate change legislation and regulation that could adversely impact the cost of certain manufacturing inputs, including the increasing cost of energy and electricity. While Arcosa cannot assess the direct impact of these or other potential regulations, new climate change protocols could affect demand for its products and/or affect the price of materials, input factors, energy costs, and manufactured components.
Potential impacts of climate change include physical impacts, such as disruption in production and product distribution due to impacts from major storm events, shifts in regional weather patterns and intensities, and sea level changes. Other adverse consequences of climate change could include an increased frequency of severe weather events, low river levels, drought, flooding, wildfires, and rising sea levels that could affect operations at Arcosa’s manufacturing facilities as well as the price and/or availability of insurance coverage for the Company assets or other unforeseen disruptions of Arcosa’s operations, systems, property, or equipment.
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

California has enacted climate disclosure laws requiring certain U.S. companies doing business in California to report certain GHG emissions and make other climate-related financial risk disclosures. In addition, the SEC has proposed climate disclosure requirements. Both the California and the SEC disclosure rules have been legally challenged and are pending final resolution. To the extent these climate disclosures survive and/or substantially similar ones are adopted in the future, we will be required to incur significant time and money to comply with the disclosure requirements and may be required to modify certain of our operations. These compliance costs could adversely impact our future business.
The impacts of climate change and related regulations on our operations and the Company overall are highly uncertain and difficult to estimate, but such effects could be materially adverse to our business.
Arcosa’s sustainability efforts may be costly or may not align with the public sentiments of our stockholders and others with respect to our sustainability practices and related public disclosures.
Arcosa has been proactive in integrating its sustainability initiatives into its long-term strategy. The subjective nature and wide variety of frameworks and methods used by our stockholders and others to assess Arcosa’s sustainability strategy and progress and heightened governance standards could result in a negative perception by our stockholders or misrepresentation by others of Arcosa’s sustainability goals and progress. Arcosa’s inability to achieve satisfactory progress on its sustainability initiatives and improved safety, on a timely basis, or at all, or to align with the sustainability criteria of our stockholders and others could adversely affect Arcosa’s business.
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
The expiration, elimination, modification, or reduction of tax benefits or tax credits or the ability to utilize federal-aid programs that allow for purchase price reimbursement or other government funding or subsidies may harm Arcosa's business.
Some of Arcosa’s customers and contractual counterparties (i) rely on their ability to obtain or utilize tax benefits or tax credits such as accelerated depreciation or the production tax credit or investment tax credit for renewable energy or (ii) utilize federal-aid programs that allow for purchase price reimbursement or other government funding or subsidies, any of which benefits, credits, or programs could be modified, discontinued or allowed to expire without extension thereby reducing demand for certain of Arcosa’s products or reducing certain tax credits or other tax benefits for which Arcosa or its contractual counterparties may be eligible.
For example, the IRA provides for certain manufacturing, production, and investment tax credit incentives, including AMP tax credits for companies that domestically manufacture and sell clean energy equipment, like Arcosa Wind Towers. If any currently available tax benefits, tax credits, subsidies, or programs, including the AMP tax credits, are allowed to expire or are otherwise modified or repealed, the demand for Arcosa’s products could decrease and/or the amount of AMP tax credits or other tax benefits for which Arcosa or its contractual counterparties may be eligible may be reduced, thereby creating the potential for a material adverse effect on Arcosa’s business and future financial results.
Risks Related to Technology and Cybersecurity
Information system failures, cyber incidents or security breaches, whether with Arcosa or a third party, could disrupt our business and result in the compromise of confidential, sensitive, or proprietary information.
Arcosa relies on information technology infrastructure and architecture, including hardware, cloud computing networks, software, people, and processes to manage protected, confidential, and other sensitive information to conduct Arcosa’s business in the ordinary course. Any material failure, interruption of service, compromise of data security, or cybersecurity threat or attack could adversely affect Arcosa’s relations with suppliers, customers, and regulators, and result in negative impacts to Arcosa’s market share, operations, and profitability.
Our business is at risk from and may be impacted by information security incidents, including attempts to gain unauthorized access to our systems or data, ransomware, malware, phishing or social engineering scams, and other physical and electronic security events as well as from similar events impacting third parties with which we do business. Security breaches could result in theft, destruction, loss, misappropriation, or release of protected, confidential, or other sensitive data including personal information of our employees, trade secrets, or other proprietary intellectual property that could adversely impact Arcosa's future results.

While we employ several measures to prevent, detect, and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber event or that any third parties with which we do business will be successful in preventing a cyber event. We have invested and continue to invest in risk management, information security, and data protection measures, including technical, administrative, and organizational safeguards, in order to protect our systems and data. The cost and operational consequences of implementing, maintaining, and enhancing further data or system safeguards could increase significantly to keep pace with increasingly frequent, complex, and sophisticated global cyber threats. Any material breaches of cybersecurity, including the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data, or media reports of perceived security vulnerabilities to our systems, products, and services or those of our third parties could cause us to experience reputational harm, loss of customers and revenue, fines, regulatory actions and scrutiny, sanctions, or other statutory penalties, litigation, liability for failure to safeguard our customers' information, or financial losses that are either not insured against or not fully covered through any insurance maintained by us. Any of the foregoing may have a material adverse effect on our business, operating results, and financial condition.
Arcosa is subject to complex and evolving laws and regulations regarding privacy and cybersecurity.
The laws and regulations governing cybersecurity, data privacy and protection, and the unauthorized disclosure of confidential or protected information pose increasingly complex compliance challenges and potentially elevate costs, and any actual or perceived failure to adequately address privacy and cybersecurity concerns or comply with applicable laws and regulations could result in significant penalties, legal liability, judgments and negative publicity; require us to change our business practices; increase the costs and complexity of compliance; and adversely affect our business. If we are not able to adjust to changing laws, regulations and standards relating to privacy or cybersecurity, our business may be materially harmed. As noted above, we are also subject to the possibility of cyber events, which themselves may result in a violation of these privacy and data security laws.
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
The timing, declaration, amount, and payment of future dividends to Arcosa’s stockholders falls within the discretion of the Board. The Board's decisions regarding the payment of future dividends will depend on many factors, such as Arcosa’s financial condition, earnings, capital requirements, debt service obligations, covenants related to our debt service obligations, industry practice, legal requirements, regulatory constraints, access to the capital markets, and other factors that the Board deems relevant. Arcosa cannot guarantee that it will continue to pay any dividend in the future.
Certain provisions in Arcosa’s restated certificate of incorporation and amended and restated bylaws ("Arcosa’s Governing Documents"), and of Delaware law, may prevent or delay an acquisition of Arcosa, which could decrease the trading price of the common stock.
Arcosa’s Governing Documents and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with the Board rather than to attempt a hostile takeover.
These provisions include limitations on the ability of our stockholders to call special meetings, the establishment of advance notice procedures for stockholder proposals and nominations for election of directors and allow for the Board to issue blank check preferred stock with voting or conversion rights without stockholder approval. In addition, Arcosa is subject to Section 203 of the Delaware General Corporation Law which makes it more difficult for a person who acquires, 15% or more of Arcosa's outstanding voting stock to effect various business combinations with us for a three-year period following the time such stockholder became a 15% stockholder.

Arcosa believes these provisions will protect its stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with the Board and by providing the Board with more time to assess any acquisition proposal. These provisions are not intended to make Arcosa immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that the Board determines is not in the best interests of Arcosa and its stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
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
In addition, Arcosa’s restated certificate of incorporation authorizes Arcosa to issue, without the approval of Arcosa’s stockholders, one or more classes or series of preferred stock having such designation, powers, preferences, and relative, participating, optional, and other special rights, including preferences over Arcosa common stock respecting dividends and distributions, as the Board generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the residual value of Arcosa common stock.

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Risk Management and Strategy.
Arcosa continues to make cybersecurity a priority as the threat landscape evolves and becomes increasingly complex and sophisticated.
Managing Material Risks & Integrated Overall Risk Management
Arcosa has strategically integrated cybersecurity risk management into its broader risk management framework to promote a company-wide culture of cyber risk awareness. Arcosa's Chief Information Security Officer ("CISO") and Senior Director of Information Security work closely with the IT department to continuously evaluate and address cybersecurity risks in alignment with business objectives, operational needs, and industry-accepted standards, such as the CIS Critical Security Controls and National Institute of Standards and Technology ("NIST") frameworks.
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

Governance
Risk Management Personnel
Arcosa's cybersecurity risk management program is overseen by management at multiple levels. The CISO and Senior Director of Information Security play key roles in assessing, monitoring, and managing the Company's cybersecurity risks with support of dedicated information technology and security personnel. Both the CISO and Senior Director of Information Security have been in their respective roles at Arcosa for over 6 years. The CISO has over 40 years of leadership positions in the high tech and IT industries. He is experienced in detailed product and solution development as well as business process operations providing an understanding of how cybersecurity considerations intersect the business. The Senior Director of Information Security and Compliance at Arcosa has more than 20 years of experience architecting, designing, and deploying security solutions based on industrial frameworks.
Monitor Cybersecurity Incidents
The CISO and Senior Director of Information Security are continually informed and updated about the latest developments in cybersecurity, including emerging threats and innovative risk management techniques. They implement and oversee processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the Company is equipped with a defined and practiced incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.
Board of Director Oversight
The Board's Audit Committee is responsible for overseeing the Company's cyber risk. The CISO and other experts, as necessary provide the Audit Committee quarterly updates that encompass a broad range of topics, including but not limited to:
•Current and emerging cybersecurity threat landscape;
•Status of ongoing cybersecurity initiatives and strategies;
•Incident reports and learnings from unique cybersecurity events, including those of other companies;
•Compliance status and efforts with regulatory requirements and industry standards; and
•Benchmarked data on the performance of certain aspects of our cybersecurity program relative to our peers.
In addition, the CISO provides updates to the full Board upon request and updates the Board on unique developments, such as regulatory updates or unique vulnerability developments. Our Board is composed of members with diverse expertise including risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.

Item 2. Properties.
Arcosa’s corporate headquarters are located in Dallas, Texas. We principally operate in various locations throughout the U.S. and in Mexico. Our facilities are considered to be in good condition, well maintained, and adequate for our purposes. Information about the total square footage of our facilities as of December 31, 2024 is as follows:

	Approximate Square Feet(1)		Approximate Square Feet Located In(1)
	Owned	Leased	U.S.	Non-U.S.
Construction Products	837,200	357,600	1,183,200	11,600
Engineered Structures	2,359,000	371,300	2,069,700	660,600
Transportation Products	731,100	81,000	812,100	—
Corporate	—	39,800	39,800	—
	3,927,300	849,700	4,104,800	672,200
(1) Excludes non-operating facilities.

Our estimated weighted average production capacity utilization for the twelve-month period ended December 31, 2024 is reflected by the following percentages:

Production Capacity Utilized(1)
Construction Products(2)	70%
Engineered Structures	75%
Transportation Products(3)	40%
(1) Excludes non-operating facilities.
(2) Includes processing facilities, quarries, and mines.
(3) Excludes the steel components business, which was sold in August 2024.

Mineral Reserves - Overview
Information concerning the Company’s mining properties has been prepared in accordance with the requirements of Subpart 1300 of Regulation S-K (“S-K 1300”), which first became applicable to the Company for the fiscal year ended December 31, 2021. These requirements differ from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, S-K 1300 requires the Company to disclose its mineral resources in addition to its proven and probable mineral reserves, as of the end of their most recently completed fiscal year both in the aggregate and for each of their individually material mining properties. As of December 31, 2024, the Company did not have any individually material mining properties.
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
Mining Properties
During the year ended December 31, 2024, we produced 30.4 million tons of natural aggregates and specialty materials from our mining and processing operations located in the U.S. and Canada, all of which, we believe, have adequate road and/or railroad access. The Company reports its mining operations primarily through the following commodity groupings:
Natural Aggregates – includes operations which specialize in the production of sand, gravel, crushed stone, and stabilized material. Our aggregates operations are grouped into the “Texas” and “All Other” geographic regions, and shipments from an individual quarry or stationary crushing location are generally limited in geographic scope because the cost of transportation to customers is high relative to the value of the product itself.
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

Our active operations as of December 31, 2024 included 54 that produce and distribute natural aggregates and 12 that produce, process, and distribute specialty materials. In addition to our active operations, we control interests in 23 inactive or greenfield (undeveloped) mining properties. We also own and operate recycled aggregates (i.e., recycled concrete products) facilities which are not dependent on mineral reserves.
The following map illustrates the locations of our active mining operations as of December 31, 2024, excluding stand-alone processing facilities:

(1)
(1)
Natural Aggregates – natural sand, gravel, and limestone base, stabilized sand
Specialty Materials – Shale and clay expanded and hardened in a rotary kiln, gypsum, anhydrite, and limestone
(1) – Includes multiple operations within a small geographic area.

The following table summarizes, by major commodity group and geographic region, the status for our mining properties as of December 31, 2024:

	Number of Properties
	Producing	Inactive	Total
Natural aggregates:
Texas	24	10	34
All other	30	8	38
	54	18	72
Specialty materials	12	5	17
	66	23	89
Our active mining operations include 65 surface mines and one underground mine. The operations extract materials from surficial or near-surface alluvial and bedrock deposits. Mining methods utilized at our surface operations include conventional truck/shovel excavation and dredge mining. Our single underground mine in Pennsylvania utilizes mechanized room-and-pillar mining methods.

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

	Annual Production (million tons)
	2024	2023	2022
Natural aggregates	26.4	27.5	26.8
Specialty materials	4.0	4.0	4.6
	30.4	31.5	31.4
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
Mineral Reserves
We controlled an estimated 1.4 billion tons of mineral reserves as of December 31, 2024. Reported mineral reserves include only quantities that are owned in fee or under lease – approximately 765 million tons or 55% are located on owned land and approximately 625 million tons or 45% are located on leased land. The economic viability of our reserves was determined using average selling prices ranging from $8.07 to $106.18 per ton, depending on the location and market.
Our mineral reserves, on average, represent approximately 40 years at current production levels within the natural aggregates business and approximately 110 years at current production levels within the specialty materials business. However, certain operations may have more limited reserves and may not be able to expand. Approximately 1.1 billion tons or 83% of the reported mineral reserves are attributable to active mining operations.
As of December 31, 2024, the Company’s estimated mineral reserves by major commodity group and geographic region are as follows:

	Estimated Mineral Reserves (million tons)
	Proven	Probable	Total	Owned	Leased
Natural aggregates:
Texas	168.0	28.4	196.4	67%	33%
All other	343.0	435.6	778.6	43%	57%
	511.0	464.0	975.0	48%	52%
Specialty materials	331.0	84.3	415.3	72%	28%
	842.0	548.3	1,390.3	55%	45%
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

Mineral Resources
We controlled an estimated 333 million tons of mineral resources as of December 31, 2024, exclusive of our reported mineral reserves. Our mineral resource estimates are based on an initial assessment using average selling price assumptions ranging from $7.96 to $134.23 per ton, depending on the location and market. The following table summarizes our mineral resources by major commodity group and geographic region as of December 31, 2024:

	Estimated Mineral Resources (million tons)
	Measured	Indicated	Inferred	Total
Natural aggregates:
Texas	2.3	5.5	24.2	32.0
All other	—	52.7	175.8	228.5
	2.3	58.2	200.0	260.5
Specialty materials	23.5	—	49.1	72.6
	25.8	58.2	249.1	333.1
Our inferred mineral resources have been estimated on the basis of limited geologic evidence. Mineral resources, that are not mineral reserves, do not have a demonstrated economic viability at this time; however, of the 249.1 million tons of inferred mineral resources, 200.5 million tons or 81% are attributable to 20 active mining operations.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Shares of our common stock are listed on the New York Stock Exchange under the ticker symbol “ACA,” which began “regular-way” trading on November 1, 2018. Our transfer agent and registrar is Broadridge Corporate Issuer Solutions, LLC.
Holders
At December 31, 2024, we had 895 record holders of common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
The timing, declaration, amount, and payment of future dividends to Arcosa's stockholders falls within the discretion of the Board. The Board's decisions regarding the payment of future dividends will depend on many factors, such as Arcosa's financial condition, earnings, capital requirements, debt service obligations, covenants related to our debt service obligations, industry practice, legal requirements, regulatory constraints, access to the capital markets, and other factors that the Board deems relevant. Arcosa cannot guarantee that it will continue to pay any dividend in the future.

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
The following graph compares the Company's cumulative total stockholder return during the five-year period ended December 31, 2024 with the S&P Small Cap 600 Index, S&P Small Cap 600 Construction & Engineering Industry Index (the "Old Peer Group"), and the Russell 3000 Index Construction and Materials Sector (the "Peer Group"). To better align with the strategic transformation of Arcosa's portfolio as a result of the recent acquisitions and divestitures, we changed the peer group used for purposes of the performance graph disclosure from the Old Peer Group to the Peer Group. The data in the graph assumes $100 was invested in each index at the closing price on December 31, 2019 and assumes the reinvestment of dividends.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100
Index Value
400
300
200
100
0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Arcosa, Inc.
S&P Small Cap 600 Index
S&P Small Cap 600 Construction & Engineering Industry Index
Russell 3000 Index Construction and Materials Sector

Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Arcosa, Inc.	$100	$124	$119	$123	$188	$221
S&P Small Cap 600 Index	$100	$111	$141	$118	$137	$149
S&P Small Cap 600 Construction & Engineering Industry Index	$100	$115	$165	$168	$268	$374
Russell 3000 Index Construction and Materials Sector	$100	$125	$179	$143	$216	$270

Issuer Purchases of Equity Securities
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended December 31, 2024:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2024 through October 31, 2024	318	$94.38	—	$36,247,953
November 1, 2024 through November 30, 2024	1,031	$101.53	—	$36,247,953
December 1, 2024 through December 31, 2024	64	$100.77	—	$36,247,953
Total	1,413	$99.89	—	$36,247,953
(1)     These columns include the surrender to the Company of 1,413 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and do not include any purchases of common stock on the open market as part of the share repurchase program during the three months ended December 31, 2024.
(2)     In December 2024, the Board authorized a new $50.0 million share repurchase program effective January 1, 2025 through December 31, 2026 to replace a program of the same amount that expired on December 31, 2024. Under the previous program, the Company did not repurchase any shares during the year ended December 31, 2024, and repurchased 200,000 shares at a cost of $13.8 million during the year ended December 31, 2023.

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
•Within our Engineered Structures segment, our backlog as of December 31, 2024 provides good production visibility for 2025. Our customers remain committed to taking delivery of these orders. In utility structures, order and inquiry activity continues to be healthy, as customers remain focused on grid hardening and reliability initiatives. The passage of the IRA in August 2022, which included a long-term extension of the PTC for new wind farm projects and introduced new AMP tax credits for companies that domestically manufacture and sell clean energy equipment in the U.S., is a significant catalyst for our wind towers business. Since the passage of the IRA we have received new orders of $1.1 billion for delivery through 2028, a large portion of which will support wind energy expansion projects in the Southwest. As a result, we have opened a new plant in New Mexico and started delivering towers from this facility late in the second quarter of 2024. The timing of new orders may be unpredictable, particularly as the market adjusts to a new administration. However, we remain confident that further investment in wind energy is needed to meet the load growth demands in the U.S., and we continue to have discussions with our customers about additional orders for 2026 and beyond.
•Within our Transportation Products segment, our backlog for inland barges as of December 31, 2024 was $280.1 million, up 10.4% compared to December 31, 2023, and fills a significant portion of our planned production capacity for 2025. Our customers remain committed to taking delivery of these orders. Our barge business is recovering from cyclical lows resulting from the onset of the COVID-19 pandemic when order levels fell sharply due to high steel prices throughout 2022 and 2023. Over this time, customer inquiries have improved, initially for dry barges and more recently for tank barges. Both fleets continue to age as new builds have not kept pace with scrapping, and utilization rates are high, which are indicators of future replacement demand. During the fourth quarter we received orders of $128 million for both hopper and tank barges.

Executive Overview
Recent Developments
In October 2024, the Company completed the acquisition of the construction materials business of Stavola Holding Corporation and its affiliated entities (“Stavola”) for $1.2 billion in cash. Stavola, which is reported within the Construction Products segment, serves the New York-New Jersey MSA through its network of five hard rock natural aggregates quarries, twelve asphalt plants, and three recycled aggregates sites. The purchase price was funded with a $700.0 million secured term loan facility (the “Term Loan”) that matures in October 2031 and $600.0 million of 6.875% senior notes (the “2024 Notes”) that mature in August 2032.
In August 2024, the Company completed the sale of its steel components business. Previously reported in the Transportation Products segment, the steel components business was a leading supplier of railcar coupling devices, railcar axles, and circular forgings. The total consideration for the divestiture was $110.0 million consisting of $55.0 million in cash, a $25.0 million seller's note and a $30.0 million earnout out of which the estimated fair value as of December 31, 2024 was $15.4 million. During the year ended December 31, 2024, the Company recognized a pre-tax loss of $21.6 million on the sale of the business which is reflected in (gain) loss on sale of businesses on the Consolidated Statement of Operations. As the steel components business was not core to Arcosa's long-term strategy, its divestiture was not considered a strategic shift that would have a major effect on the Company's operations or financial results either from a quantitative or qualitative perspective. As such, it is not reported as a discontinued operation.
In April 2024, the Company completed the acquisition of Ameron Pole Products, LLC ("Ameron"), a leading manufacturer of highly engineered, premium concrete, and steel poles for a broad range of infrastructure applications, including lighting, traffic, electric distribution, and small-cell telecom, for a total purchase price of $180.0 million. With operations in Alabama, California, and Oklahoma, Ameron is included in our Engineered Structures segment. The acquisition was funded with $160.0 million of borrowings under our revolving credit facility and cash on hand.
Financial Operations and Highlights
•Revenues for the year ended December 31, 2024 increased 11.4% to $2.6 billion compared to the year ended December 31, 2023, driven by higher revenues in Engineered Structures and Construction Products, partially offset by lower revenues in Transportation Products resulting from the divestiture of the steel components business.
•Operating profit for the year ended December 31, 2024 of $197.6 million decreased $19.7 million primarily due to increased acquisition and divestiture-related transaction expenses recognized in Corporate costs, the impact of the fair value markup of acquired inventory and long-lived assets, and a $21.8 million gain recognized on the sale of depleted land in the prior year.
•As a percentage of revenues, selling, general, and administrative expenses was 12.5% for the year ended December 31, 2024, compared to 11.3% in the prior year, driven by increased costs from recently acquired businesses and higher acquisition and divestiture-related transaction expenses.
•The effective tax rate for the year ended December 31, 2024 was 27.9% compared to 18.7% for the year ended December 31, 2023. See Note 10, “Income Taxes” to the Consolidated Financial Statements.
•Net income for the year ended December 31, 2024 was $93.7 million compared with $159.2 million for the year ended December 31, 2023.

Unsatisfied Performance Obligations (Backlog)
As of December 31, 2024 and 2023 our backlog of firm orders was as follows:

	December 31, 2024	December 31, 2023

	(in millions)
Engineered Structures:
Utility, wind, and related structures	$1,190.8	$1,367.5

Transportation Products:
Inland barges	$280.1	$253.7
Approximately 64% of the unsatisfied performance obligations for our utility, wind, and related structures in our Engineered Structures segment are expected to be delivered during 2025, approximately 13% are expected to be delivered during 2026, and the remainder are expected to be delivered through 2028. Approximately 92% of the unsatisfied performance obligations for inland barges in our Transportation Products segment are expected to be delivered during 2025, and the remainder are expected to be delivered during 2026.

Results of Operations
The following discussion of Arcosa’s results of operations should be read in connection with “Forward-Looking Statements” and Item 1A, “Risk Factors.” These items provide additional relevant information regarding the business of Arcosa, its strategy and various industry conditions which have a direct and significant impact on Arcosa’s results of operations, as well as the risks associated with Arcosa’s business.
Overall Summary
Revenues

	Year Ended December 31,			Percent Change
	2024	2023	2022	2024 versus 2023	2023 versus 2022

	($ in millions)
Construction Products	$1,105.1	$1,001.3	$923.5	10.4%	8.4%
Engineered Structures	1,047.3	873.5	1,002.0	19.9	(12.8)
Transportation Products	417.6	433.5	317.3	(3.7)	36.6
Segment Totals before Eliminations	2,570.0	2,308.3	2,242.8	11.3	2.9
Eliminations	(0.1)	(0.4)	—
Consolidated Total	$2,569.9	$2,307.9	$2,242.8	11.4	2.9

2024 versus 2023
•Revenues increased by 11.4%.
•Revenues from Construction Products increased primarily due to the contribution from recent acquisitions.
•Revenues from Engineered Structures increased primarily due to higher volumes in our wind towers and utility structures businesses and the contribution from the acquired Ameron business.
•Revenues from Transportation Products decreased due to the sale of the steel components business, which was completed in August 2024, partially offset by higher volumes in our barge business.
2023 versus 2022
•Revenues increased by 2.9%. Excluding the impact of the storage tanks divestiture, which was completed in October 2022, revenues increased 12.4%.
•Revenues from Construction Products increased primarily due to higher pricing across our aggregates and specialty materials businesses and additional revenues from the acquisition of a trench shoring business completed in the first quarter of 2023.

•Excluding the impact of the storage tanks divestiture, revenues from Engineered Structures increased 7.4% primarily due to increased volumes in our utility structures business, partially offset by lower pricing due to product mix, and lower volumes in our wind towers business.
•Revenues from Transportation Products increased due to higher volumes in both our barge and steel components businesses.
Operating Costs
Operating costs are comprised of cost of revenues; selling, general, and administrative expenses; impairment charges; and gains or losses on property disposals.

	Year Ended December 31,			Percent Change
	2024	2023	2022	2024 versus 2023	2023 versus 2022

	(in millions)
Construction Products	$971.2	$862.7	$827.0	12.6%	4.3%
Engineered Structures	920.9	777.8	695.0	18.4	11.9
Transportation Products	387.4	387.7	305.8	(0.1)	26.8
Segment Totals before Eliminations and Corporate Expenses	2,279.5	2,028.2	1,827.8	12.4	11.0
Corporate	92.9	62.8	66.0	47.9	(4.8)
Eliminations	(0.1)	(0.4)	—
Consolidated Total	$2,372.3	$2,090.6	$1,893.8	13.5	10.4

Depreciation, depletion, and amortization	$195.0	$159.5	$154.1	22.3	3.5

2024 versus 2023
•Operating costs increased 13.5%.
•Operating costs for Construction Products increased primarily due to additional costs from recently acquired businesses, including the fair value markup of acquired inventory and long-lived assets, and a $21.8 million gain recognized on the sale of depleted land that was netted against operating costs in the prior period.
•Operating costs for Engineered Structures increased primarily due to higher volumes in our wind towers and utility structures businesses and increased costs from the acquired Ameron business.
•Operating costs for Transportation Products were substantially unchanged as higher barge volumes and the $21.6 million loss recognized on the sale of steel components were mostly offset by lower steel components volumes.
•Depreciation, depletion, and amortization increased due to recent acquisitions and organic growth investments.
•As a percentage of revenues, selling, general, and administrative expenses for the year ended December 31, 2024 was 12.5% compared to 11.3% for the year ended December 31, 2023, driven by increased costs from recently acquired businesses and higher acquisition and divestiture-related transaction expenses.
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
•Operating costs for Transportation Products increased primarily due to higher volumes in barge and steel components.
•Depreciation, depletion, and amortization increased due to recent acquisitions and organic growth investments, partially offset by the impact of the storage tanks divestiture.

•As a percentage of revenues, selling, general, and administrative expenses for the year ended December 31, 2023 was 11.3% compared to 11.7% for the year ended December 31, 2022. When compared to the prior year, selling, general, and administrative expenses were relatively unchanged for the year ended December 31, 2023, as the elimination of costs from the storage tanks business were largely offset by increased compensation-related costs.
Operating Profit (Loss)

	Year Ended December 31,			Percent Change
	2024	2023	2022	2024 versus 2023	2023 versus 2022

	(in millions)
Construction Products	$133.9	$138.6	$96.5	(3.4)%	43.6%
Engineered Structures	126.4	95.7	307.0	32.1	(68.8)
Transportation Products	30.2	45.8	11.5	(34.1)	298.3
Segment Totals before Eliminations and Corporate Expenses	290.5	280.1	415.0	3.7	(32.5)
Corporate	(92.9)	(62.8)	(66.0)	47.9	(4.8)
Consolidated Total	$197.6	$217.3	$349.0	(9.1)	(37.7)

2024 versus 2023
•Operating profit decreased 9.1%.
•Excluding the $21.8 million gain recognized on the sale of depleted land in the prior period, operating profit in Construction Products increased 14.6% primarily due to the accretive impact of recently acquired businesses and operating improvements in our specialty materials and trench shoring businesses.
•Operating profit in Engineered Structures increased by 32.1% primarily due to higher wind towers and utility structures volumes and the accretive impact of the acquired Ameron business.
•Excluding the $21.6 million loss on the sale of the steel components business, operating profit in Transportation Products increased 13% primarily due to higher volumes and improved margins in barge, partially offset by lower steel components volumes.
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
•Operating profit in Transportation Products increased primarily due to higher volumes and improved margins in both barge and steel components.
For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.

Other Income and Expense
Other, net (income) expense consists of the following items:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Interest income	$(7.5)	$(4.7)	$(1.1)
Foreign currency exchange transactions	4.3	(1.7)	3.3
Other	(0.1)	(0.3)	(0.4)
Other, net (income) expense	$(3.3)	$(6.7)	$1.8

•Other, net expense due to foreign currency exchange transactions increased by $6.0 million in 2024, primarily driven by increased volatility in the U.S. dollar to Mexican peso exchange rate.
Income Taxes
The income tax provision for the years ended December 31, 2024, 2023, and 2022 was $36.3 million, $36.7 million, and $70.4 million, respectively. The effective tax rate for the years ended December 31, 2024, 2023, and 2022 was 27.9%, 18.7%, and 22.3%, respectively. The effective tax rates differ from the federal tax rate of 21.0% due to AMP tax credits, state income taxes, tax effects of foreign currency translations, prior year true-ups, tax effects of the disposal of nondeductible goodwill, and statutory depletion deductions. The increase in our effective tax rate for the year ended December 31, 2024 was largely due to state income taxes and the tax effects of foreign currency translations. For a reconciliation of the federal tax rate to our effective tax rate, see Note 10 to the Consolidated Financial Statements.
See Note 10 to the Consolidated Financial Statements for a further discussion of income taxes.

Segment Discussion
Construction Products

	Year Ended December 31,			Percent Change
	2024	2023	2022	2024 versus 2023	2023 versus 2022

	($ in millions)
Revenues:
Aggregates and specialty materials	$977.9	$879.9	$821.4	11.1%	7.1%
Construction site support	127.2	121.4	102.1	4.8	18.9
Total revenues	1,105.1	1,001.3	923.5	10.4	8.4

Operating costs:
Cost of revenues	864.0	783.9	736.3	10.2	6.5
Selling, general, and administrative expenses	116.2	107.0	100.4	8.6	6.6
Gain on disposition of property, plant, equipment, and other assets	(9.8)	(28.2)	(9.7)
Gain on sale of businesses	(5.0)	—	—
Impairment charge	5.8	—	—
Operating profit	$133.9	$138.6	$96.5	(3.4)	43.6

Depreciation, depletion, and amortization	$134.7	$111.7	$102.7	20.6	8.8

2024 versus 2023
•Revenues increased 10.4% primarily due to recent acquisitions. Revenue from Stavola since it was acquired on October 1, 2024 was $78.2 million, representing approximately 75% of the increase. Organic revenues in our aggregates and specialty materials businesses were down slightly as higher pricing was offset by lower volumes, a decrease in freight revenues, and a reduction in revenues from recently divested operations. Revenues from our trench shoring business increased due to higher organic volumes and the acquisition completed in the first quarter of 2023.
•Cost of revenues increased 10.2%, primarily due to increased costs from recently acquired businesses, including higher depreciation, depletion, and amortization expense and $12.2 million for the cost impact of the fair value markup of acquired inventory. Cost of revenues also increased $5.0 million due to a benefit recognized in the prior period related to the reduction in a holdback obligation owed on a previous acquisition. These costs were partially offset by lower costs from recently divested operations. As a percent of revenues, cost of revenues decreased to 78.2% in the current period, compared to 78.3% in the prior period.
•Selling, general, and administrative expenses increased 8.6%, due to additional costs from recently acquired businesses and higher compensation-related costs. As a percentage of revenues, selling, general, and administrative costs decreased to 10.5% compared to 10.7% in the previous year.
•During the current period, the Construction Products segment recognized a $5.0 million gain on the sale of an under-performing single-location asphalt and paving operation and an impairment charge of $5.8 million related to the closure of our aggregates operations in west Texas, for a net reduction in operating profit of $0.8 million.
•Operating profit decreased 3.4%. Excluding the $21.8 million gain recognized on the sale of depleted land in the prior period, operating profit increased 14.6%, driven by the accretive impact of recent acquisitions, the recent divestiture of underperforming operations, increased unit profitability in our aggregates business, and operating improvements in our specialty materials and trench shoring businesses. Operating profit for Stavola since it was acquired on October 1, 2024 was $4.5 million, representing approximately 26% of the increase, excluding the gain recognized on the sale of depleted land.
•Depreciation, depletion, and amortization expense increased primarily due to recent acquisitions, including the fair value markup of long-lived assets, and organic growth investments.
2023 versus 2022
•Revenues increased 8.4% primarily due to increased pricing across our product lines in our aggregates and specialty materials businesses. Higher volumes in recycled aggregates were largely offset by lower volumes in natural aggregates and specialty materials. Revenues from our trench shoring business increased 18.9%, driven by the acquisition completed in the first quarter of 2023 and higher organic volumes.
•Cost of revenues increased 6.5%, due to increased costs from the acquired shoring business, higher recycled aggregates volumes, and operating inefficiencies in our specialty materials business. These costs were partially offset by a $5 million reduction in a holdback obligation owed on a previous acquisition. As a percent of revenues, cost of revenues decreased to 78.3% in the current period, compared to 79.7% in the prior period.
•Selling, general, and administrative expenses increased 6.6%, driven by additional costs from recently acquired businesses. As a percent of revenues, selling, general, and administrative costs decreased to 10.7% compared to 10.9% in the previous year.
•Operating profit increased by 43.6%, partially due to a gain recognized on the sale of depleted land. Excluding the gain, operating profit increased 27.2%, driven by increased pricing across the segment and the benefit recognized on a holdback obligation, partially offset by operating inefficiencies in our specialty materials business.
•Depreciation, depletion, and amortization expense increased primarily due to recent acquisitions and organic growth investments.

Engineered Structures

	Year Ended December 31,			Percent Change
	2024	2023	2022	2024 versus 2023	2023 versus 2022

	($ in millions)
Revenues:
Utility, wind, and related structures	$1,047.3	$873.5	$813.1	19.9%	7.4%
Storage tanks	—	—	188.9	—	(100.0)
Total revenues	1,047.3	873.5	1,002.0	19.9	(12.8)

Operating costs:
Cost of revenues	847.5	718.3	812.4	18.0	(11.6)
Selling, general, and administrative expenses	88.4	65.9	73.6	34.1	(10.5)
Gain on disposition of property, plant, equipment, and other assets	(0.5)	—	(2.0)
Gain on sale of businesses	(14.5)	(6.4)	(189.0)
Operating profit	$126.4	$95.7	$307.0	32.1	(68.8)

Depreciation and amortization	$45.4	$26.6	$30.5	70.7	(12.8)

2024 versus 2023
•Revenues increased 19.9% primarily due to higher volumes in our wind towers and utility structures businesses and the contribution from the acquired Ameron business, partially offset by lower utility structures pricing due to product mix.
•Cost of revenues increased 18.0% primarily due to higher wind tower and utility structures volumes and additional expenses incurred related to the startup of two new facilities during the year, including a concrete utility structures plant and a wind tower plant. Cost of revenues also increased due to higher costs from the acquired Ameron business, including higher depreciation and amortization expense and $1.6 million for the cost impact of the fair value markup of acquired inventory.
•Selling, general, and administrative expenses increased 34.1% primarily due to additional costs from the acquired Ameron business and higher compensation-related expenses in our utility structure and wind tower businesses.
•For the years ended December 31, 2024 and 2023, the Company recognized additional gains on the sale of the storage tanks business related to the settlement of certain contingencies and a gain on the sale of a non-operating facility that previously supported the divested business.
•Operating profit increased 32.1%, primarily due to the gain recognized during the current period, higher utility structures and wind tower volumes, and the impact of the acquired Ameron business, partially offset by lower margins in our utility structures business driven by product mix.
•Depreciation and amortization expense increased primarily due to the acquired Ameron business and organic growth investments.
2023 versus 2022
•Revenues decreased 12.8% resulting from the sale of the storage tanks business, which was completed in October 2022. Revenue from utility, wind, and related structures increased 7.4% primarily due to increased volumes in our utility structures business, partially offset by lower pricing due to product mix, and lower volumes in our wind towers business.
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

•The divestiture of the storage tanks business resulted in a net decrease in operating profit of $223.7 million due to an additional gain on sale of $6.4 million recorded in the first quarter of 2023 compared to $230.1 million of operating profit for the storage tanks business in the prior year. Excluding the impact of the divestiture in both periods, operating profit increased $12.4 million or 16.1% primarily due to $25.3 million of net benefit recognized from AMP tax credits in our wind towers business, partially offset by lower margins in our utility structures business, driven by product mix, and decreased wind tower volumes.
Unsatisfied Performance Obligations (Backlog)
As of December 31, 2024, the backlog for utility, wind, and related structures was $1,190.8 million compared to $1,367.5 million as of December 31, 2023. Approximately 64% of these unsatisfied performance obligations are expected to be delivered during 2025, approximately 13% are expected to be delivered during 2026, and the remainder are expected to be delivered through 2028.

Transportation Products

	Year Ended December 31,			Percent Change
	2024	2023	2022	2024 versus 2023	2023 versus 2022

	($ in millions)
Revenues:
Inland barges	$329.8	$280.2	$189.9	17.7%	47.6%
Steel components	87.8	153.3	127.4	(42.7)	20.3
Total revenues	417.6	433.5	317.3	(3.7)	36.6

Operating costs:
Cost of revenues	343.3	362.3	283.0	(5.2)	28.0
Selling, general, and administrative expenses	22.5	25.4	22.8	(11.4)	11.4
Loss on sale of businesses	21.6	—	—
Operating profit	$30.2	$45.8	$11.5	(34.1)	298.3

Depreciation and amortization	$12.6	$16.0	$15.8	(21.3)	1.3

2024 versus 2023
•Revenues decreased 3.7% resulting from the sale of the steel components business which was completed in August 2024. Barge revenue increased 17.7%, driven by higher deliveries.
•Cost of revenues decreased by 5.2%, driven by lower steel components volumes due to the divestiture, partially offset by higher cost of revenues for the barge business due to higher volumes. As a percent of revenues, cost of revenues decreased to 82.2% in the current year, compared to 83.6% in the prior year.
•Selling, general, and administrative expenses decreased 11.4%, primarily due to the divestiture of the steel components business, partially offset by higher compensation-related expenses for the barge business.
•Operating profit decreased 34.1%, driven by the $21.6 million loss recognized on the sale of the steel components business during the current period. Excluding the loss, operating profit increased $6.0 million, or 13.1%, driven by increased volume and improved margin in our barge business.
•Depreciation and amortization decreased primarily due to the divestiture of the steel components business.
2023 versus 2022
•Revenues increased 36.6% due to higher volumes and improved pricing across the barge and steel components businesses.
•Cost of revenues increased by 28.0% reflecting higher volumes during the current year. As a percent of revenues, cost of revenues decreased to 83.6% in the current year, compared to 89.2% in the prior year.
•Selling, general, and administrative expenses increased 11.4%, primarily due to increased expenses from participation in trade remedy proceedings involving certain imports of freight rail couplers from China and Mexico, as well as higher compensation-related expenses, but decreased as a percent of revenues to 5.9% in the current year, compared to 7.2% in the prior year.

•Operating profit increased significantly, outpacing the percentage increase to revenues, driven by enhanced operating leverage associated with higher volumes and improved margins across the barge and steel components businesses.
Unsatisfied Performance Obligations (Backlog)
As of December 31, 2024, the backlog for inland barges was $280.1 million compared to $253.7 million as of December 31, 2023. Approximately 92% of these unsatisfied performance obligations are expected to be delivered during 2025 and the remainder are expected to be delivered in 2026.

Corporate

	Year Ended December 31,			Percent Change
	2024	2023	2022	2024 versus 2023	2023 versus 2022

	($ in millions)
Corporate overhead costs	$92.9	$62.8	$66.0	47.9%	(4.8)%

2024 versus 2023
•Corporate overhead costs increased 47.9% primarily due to a $30.5 million increase in acquisition and divestiture-related transaction expenses. Excluding these expenses, corporate overhead costs were roughly flat.
2023 versus 2022
•Corporate overhead costs decreased 4.8% primarily due to a $8.2 million reduction in acquisition and divestiture-related transaction expenses, partially offset by higher compensation-related expenses.

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
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for each of the last three years:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Total cash provided by (required by):
Operating activities	$502.0	$261.0	$174.3
Investing activities	(1,508.9)	(285.8)	90.7
Financing activities	1,089.4	(30.8)	(177.5)
Net increase (decrease) in cash and cash equivalents	$82.5	$(55.6)	$87.5

2024 versus 2023
Operating Activities. Net cash provided by operating activities for the year ended December 31, 2024 was $502.0 million compared to $261.0 million for the year ended December 31, 2023.
•The changes in current assets and liabilities resulted in a net source of cash of $185.0 million for the year ended December 31, 2024 compared to a net use of cash of $71.8 million for the year ended December 31, 2023. The current year activity was primarily driven by an increase in advance billings and decreases in receivables and inventories.

Investing Activities. Net cash required by investing activities for the year ended December 31, 2024 was $1,508.9 million compared to $285.8 million for the year ended December 31, 2023.
•Capital expenditures for the year ended December 31, 2024 decreased to $189.7 million compared to $203.5 million for the year ended December 31, 2023.
•Proceeds from the sale of property, plant, and equipment and other assets totaled $18.3 million for the year ended December 31, 2024 compared to $36.6 million for the year ended December 31, 2023.
•Cash paid for acquisitions, net of cash acquired, was $1,424.1 million for the year ended December 31, 2024 compared to $120.9 million for the year ended December 31, 2023.
•Proceeds from the sale of businesses was $86.6 million during the year ended December 31, 2024, primarily driven by the sale of the steel components business, compared to $2.0 million during the year ended December 31, 2023.
Financing Activities. Net cash provided by financing activities for the year ended December 31, 2024 was $1,089.4 million compared to $30.8 million of net cash required by financing activities for the year ended December 31, 2023.
•During the year ended December 31, 2024, the Company received proceeds of $600.0 million from the issuance of the 2024 Notes and $700.0 million from the Term Loan, which were primarily used to fund the Stavola acquisition. Net repayments from borrowings under the revolving credit facility for the year ended December 31, 2024 totaled $160.0 million. The Company borrowed $335.0 million under the revolving credit facility during the year, including $160.0 million in April 2024 to partially fund the Ameron acquisition. These borrowings were paid in full during 2024, resulting in no outstanding loans borrowed under the revolving credit facility as of December 31, 2024.
•Dividends paid during the year ended December 31, 2024 were $9.7 million, unchanged from the prior year.
•During the year ended December 31, 2024, the Company did not repurchase any common stock under its share repurchase program compared to $13.8 million paid during the year ended December 31, 2023.
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
Investing Activities. Net cash required by investing activities for the year ended December 31, 2023 was $285.8 million compared to net cash provided of $90.7 million for the year ended December 31, 2022.
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
•Cash paid for acquisitions, net of cash acquired, was $120.9 million for the year ended December 31, 2023 compared to $75.1 million during for the year ended December 31, 2022.
•Proceeds from the sale of the storage tanks business was $2.0 million during the year ended December 31, 2023, which was related to the resolution of certain contingencies from the sale, compared to $271.6 million during the year ended December 31, 2022.
Financing Activities. Net cash required by financing activities during the year ended December 31, 2023 was $30.8 million compared to $177.5 million for the year ended December 31, 2022.

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
•The Company paid $13.8 million during the year ended December 31, 2023 to repurchase common stock under its share repurchase program compared to $15.0 million paid during the year ended December 31, 2022.
Other Investing and Financing Activities
Revolving Credit Facility, Term Loan, and Senior Notes
In August 2023, we entered into the Credit Agreement to increase our revolving credit facility from $500.0 million to $600.0 million, extend the maturity date of our revolving credit facility from January 2, 2025 to August 23, 2028, and refinance and repay in full the remaining balance of the term loan then outstanding under our prior credit facility.
On August 15, 2024, we entered into an amendment to the Credit Agreement to, among other things, (i) increase our revolving credit facility from $600.0 million to $700.0 million, (ii) collateralize the amended revolving credit facility with substantially all of our and our subsidiary guarantors' personal property (with certain exceptions), (iii) make the applicable margin for revolving borrowings, letters of credit and the commitment fee rate be based on our consolidated net leverage ratio (permitting up to $150.0 million of unrestricted cash to be netted from the calculation thereof), (iv) modify the margin for SOFR-based revolving borrowings and letters of credit to range from 1.25% to 2.50% per annum, (v) modify the margin for base rate revolving borrowings to range from 0.25% to 1.50%, (vi) modify the commitment fee that accrues on the unused portion of the revolving credit facility to range from 0.20% to 0.45%, and (vii) modify the maximum permitted leverage ratio to include a net debt concept (permitting up to $150.0 million of unrestricted cash to be netted from the calculation thereof), and to provide that such ratio shall be no greater than 5.00 to 1.00 during the fourth quarter of 2024 and the next two fiscal quarters, 4.50 to 1.00 for the next following two fiscal quarters, and 4.00 to 1.00 for each fiscal quarter thereafter (however, this maximum permitted leverage ratio may be increased to 4.50 to 1.00 for up to four fiscal quarters if a material acquisition is entered into). These amendments did not become effective until the closing of the Stavola acquisition on October 1, 2024. The amended revolving credit facility's maturity date of August 23, 2028 remains unchanged.
As of December 31, 2024, we had no outstanding loans borrowed and approximately $0.7 million of letters of credit outstanding under our revolving credit facility, which left $699.3 million available for borrowing. The Company borrowed $335.0 million under the revolving credit facility during the year ended December 31, 2024, including $160.0 million in April 2024 to partially fund the Ameron acquisition. These borrowings were paid in full during 2024. Our letters of credit expire in 2025, and the majority of our letter of credit obligations support the Company’s various insurance programs and generally renew by their terms each year.
The interest rates for revolving loans under the Credit Agreement are variable based on the daily simple or term SOFR, plus a 10-basis point credit spread adjustment, or an alternate base rate, in each case plus a margin for borrowing. A commitment fee accrues on the average daily unused portion of the revolving credit facility. The margin for revolving borrowings and commitment fee rate are determined based on the Company's Consolidated Total Net Leverage Ratio (as measured by a consolidated funded indebtedness, less the aggregate amount of unrestricted cash up to a maximum amount not to exceed $150.0 million, to consolidated EBITDA ratio). As of December 31, 2024, the margin for borrowing based on SOFR was set at 2.50% and the commitment fee rate was set at 0.45%.
The revolving credit facility portion of the Credit Agreement requires the maintenance of certain ratios related to leverage and interest coverage. As of December 31, 2024, we were in compliance with all such financial covenants. Borrowings under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Company. On October 1, 2024, we collateralized our obligations under the Credit Agreement with substantially all of our and our subsidiary guarantors' personal property (with certain exceptions).

The Credit Agreement provides for a Term Loan in an aggregate principal amount of $700.0 million. The Term Loan was funded on October 1, 2024 simultaneously with the closing of the Stavola acquisition, of which $100.0 million was used to pay down the Company's revolving credit facility. The Term Loan requires, among other things (i) mandatory prepayments from excess cash flow on an annual basis, commencing with the fiscal year ending December 31, 2025, (ii) mandatory prepayments with proceeds of certain asset sales and debt issuances, and (iii) quarterly principal amortization payments in an amount equal to 0.25% of the initial Term Loan. The Term Loan has a maturity date of October 1, 2031. The interest rate for the Term Loan is based on SOFR plus 2.25% per year. The Term Loan is prepayable at any time without penalty, except in the event of a voluntary repricing in the first six months after closing, in which case a premium in the amount of 1.0% of the initial Term Loan is payable. The Term Loan is guaranteed by the same subsidiaries of the Company that guarantee our revolving credit facility, and the Term Loan is secured on a pari passu basis with our revolving credit facility.
On August 26, 2024, the Company issued $600.0 million aggregate principal amount of 6.875% 2024 Notes that mature in August 2032. Interest on the 2024 Notes is payable semiannually in February and August. In April 2021, the Company issued $400.0 million aggregate principal amount of 4.375% senior unsecured notes (the "2021 Notes", and together with the 2024 Notes, the "Senior Notes") that mature in April 2029. Interest on the 2021 Notes is payable semiannually in April and October. The Senior Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by each of the Company’s domestic subsidiaries that is a guarantor under our Credit Agreement. The terms of each indenture governing the Senior Notes, among other things, limit the ability of the Company and each of its subsidiaries to create liens on assets, enter into sale and leaseback transactions, and consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries. The terms of each indenture also limit the ability of the Company’s non-guarantor subsidiaries to incur certain types of debt.
We believe, based on our current business plans, that our existing cash, available liquidity, and cash flow from operations will be sufficient to fund necessary capital expenditures and operating cash requirements for the foreseeable future.
Repurchase Program
In December 2024, the Board authorized a new $50.0 million share repurchase program effective January 1, 2025 through December 31, 2026 to replace a program of the same amount that expired on December 31, 2024. Under the previous program, the Company did not repurchase any shares during the year ended December 2024, and repurchased 200,000 shares at a cost of $13.8 million during the year ended December 31, 2023.
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
Employee Retirement Plans
In 2024, we sponsored an employee savings plan under the 401(k) plan that covered substantially all employees and included a company matching contribution with the investment of the funds directed by the participants. The Company also contributed to various multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that covered certain union-represented employees at five of our facilities. See Note 11 to the Consolidated Financial Statements.

Contractual Obligations and Commercial Commitments
As of December 31, 2024, we had the following contractual obligations and commercial commitments:

Contractual Obligations and Commercial Commitments	Total	Next 12 Months	Beyond 12 Months

	(in millions)
Debt	$1,700.0	$7.0	$1,693.0
Operating leases	99.1	13.0	86.1
Finance leases	7.4	5.4	2.0
Obligations for purchase of goods and services	245.5	183.8	61.7
Total	$2,052.0	$209.2	$1,842.8
In the normal course of business, at December 31, 2024, the Company was contingently liable for $141.5 million in surety bonds, which guarantee its own performance and are required by certain states and municipalities and their related agencies. The Company has indemnified the underwriting insurance companies against any exposure under the surety bonds. The Company is not aware of any circumstances that would result in material claims against these bonds. See Note 15, "Commitments and Contingencies" to the Consolidated Financial Statements.

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
Business Combinations
We account for business combinations under the acquisition method of accounting. As of the date that control in the entity is obtained, the purchase price of the transaction is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values. The purchase price is determined based on the fair value of consideration transferred to and liabilities assumed from the seller as of the date of acquisition. Goodwill is recorded for the excess of the purchase price over the net fair value of the identifiable assets acquired and liabilities assumed. The determination of the acquisition date fair value of the assets acquired and liabilities assumed requires management's judgment and involves the use of significant estimates and assumptions, especially with respect to future expected cash flows and discount rates.
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
Long-lived Assets
As of December 31, 2024, property, plant, and equipment, net and intangible assets, net represent 43% and 7% of the Company's total assets, respectively. The methods for recognition of depreciation, depletion, and amortization are based on estimates regarding the expected future economic benefit to the Company and any potential impairment to the value of such assets could be significant.
Property, plant, and equipment are stated at cost and depreciated or depleted over their estimated useful lives, primarily using the straight-line method. Depletion of mineral reserves is calculated based on estimated reserves using the units-of-production method on a quarry-by-quarry basis. Intangible assets, primarily consisting of customer relationships and permits, are recorded at fair value on the date of acquisition and amortized over their estimated useful lives using the straight-line method. See Note 1 to the Consolidated Financial Statements for additional information regarding the ranges of estimated useful lives by category of property, plant, and equipment and intangible assets.
We periodically evaluate the carrying value of long-lived assets for potential impairment whenever facts and circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The carrying value of long-lived assets is considered impaired when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the asset or asset group is less than their carrying value. Fair value is determined primarily using the estimated future cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Significant estimates and judgments that most significantly impact the impairment analysis may include projected revenues, operating profit, and the remaining useful life over which the asset or asset group is expected to generate cash flows.
Impairment losses on long-lived assets held for sale are determined in a similar manner, except that estimated fair values are reduced by the estimated cost to dispose of the assets.
The Company recorded an impairment of $5.8 million during the year ended December 31, 2024 related to the closure of the Company's aggregates operations in west Texas in our Construction Products segment. The Company had no impairment charges during the years ended December 31, 2023 or 2022.
Goodwill
Goodwill is required to be tested for impairment annually or on an interim basis whenever events or circumstances change indicating that the carrying amount of the goodwill might be impaired. The quantitative goodwill impairment test is assessed at the “reporting unit” level by comparing the reporting unit's estimated fair value with the carrying amount of its net assets. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized. The goodwill impairment is measured as the excess of the reporting unit's carrying value over its fair value, not to exceed the amount of goodwill allocated to the reporting unit. The estimates and judgments that most significantly affect the fair value calculations consist of level three inputs related to revenue and operating profit growth and discount rates. The Company performs its annual goodwill impairment analysis as of October 1 of each year.
As of December 31, 2024, goodwill totaled $1,361.2 million. Based on the Company's annual goodwill impairment test, performed at the reporting unit level as of October 1, 2024, the Company concluded that no impairment charges were determined to be necessary and that none of the reporting units evaluated were at risk of failing the goodwill impairment test. A reporting unit is considered to be at risk if its estimated fair value does not exceed the carrying value of its net assets by 10% or more. See Note 1 and Note 6 to the Consolidated Financial Statements.

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
A 100 basis point increase in the discount rate or reduction in the terminal growth rate would not have resulted in an impairment of goodwill for any of our reporting units as of October 1, 2024.
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
As of December 31, 2024, the Company's adjusted net deferred tax liability was $197.8 million. At December 31, 2024, the Company had $3.2 million federal consolidated net operating loss carryforwards, primarily from businesses acquired, and $4.5 million of tax-effected state loss carryforwards remaining. In addition, the Company had $7.7 million of foreign net operating loss carryforwards that will begin to expire in the year 2025. We have established a valuation allowance for state and foreign tax operating losses and credits that we have estimated may not be realizable.
For additional information, see Note 10 to the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for information about recent accounting pronouncements.

Forward-Looking Statements
This annual report on Form 10-K (or statements otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the SEC, news releases, conferences, internet postings, or otherwise) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performances, estimates, projections, goals, and forecasts. Arcosa uses the words “anticipates,” “assumes,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” “plans,” and similar expressions to identify these forward-looking statements. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements include, among others:

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
•increased costs due to inflation or tariffs;
•interest rates and capital costs;
•counter-party risks for financial instruments;
•our indebtedness or leverage levels;
•long-term funding of our operations;
•taxes;
•costs and availability of sufficient insurance coverage;
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
•our ability to sufficiently protect our intellectual property rights;
•our ability to mitigate against cybersecurity incidents, including ransomware, malware, phishing emails, and other electronic security threats;
•if the Company's sustainability efforts are not favorably received by stockholders;

•if the Company does not realize some or all of the benefits expected from certain provisions of the IRA, including the AMP tax credits for wind towers; and
•the delivery or satisfaction of any backlog or firm orders.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate revolving credit facility and Term Loan. As of December 31, 2024, we had no outstanding loans borrowed under the revolving credit facility and the Term Loan had a balance of $700.0 million. If interest rates average one percentage point more in fiscal year 2025 than they did during 2024, our interest expense would increase by $7.0 million. In comparison, at December 31, 2023, we estimated that an average increase of one percentage point would increase interest expense by $1.6 million.
As of December 31, 2024, we had $400.0 million outstanding on our 4.375% 2021 Notes due 2029. The 2021 Notes have a 4.375% fixed annual interest rate and, therefore, our economic interest rate exposure is fixed. However, the values of the 2021 Notes are exposed to interest rate risk. We estimate that a one percentage point increase in market interest rates would decrease the fair value of the 2021 Notes by approximately $13.9 million. We carry the 2021 Notes at face value less unamortized discount on our Consolidated Balance Sheet and present the fair value for disclosure purposes only.
As of December 31, 2024, we had $600.0 million outstanding on our 6.875% 2024 Notes due 2032. The 2024 Notes have a 6.875% fixed annual interest rate and, therefore, our economic interest rate exposure is fixed. However, the values of the 2024 Notes are exposed to interest rate risk. We estimate that a one percentage point increase in market interest rates would decrease the fair value of the 2024 Notes by approximately $34.6 million. We carry the 2024 Notes at face value less unamortized discount on our Consolidated Balance Sheet and present the fair value for disclosure purposes only.
In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2024 was $130.2 million. The impact of such market risk exposures as a result of foreign exchange rate fluctuations has not been significant to Arcosa. See Note 9 to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data.

Arcosa, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Arcosa, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arcosa, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2025 expressed an unqualified opinion thereon.
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

Accounting for business combination

Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company completed a significant acquisition during 2024 of the construction materials business of Stavola Holding Corporation and its affiliated entities for a total purchase price of $1.2 billion. The transaction was accounted for as a business combination.
Auditing the Company's accounting for the business combination was complex due to the significant estimation uncertainty in determining the fair value of the mineral reserves using the multi-period excess earnings method. The significant estimation uncertainty was primarily due to the sensitivity of the fair value of the mineral reserves to underlying significant assumptions including the weighted average cost of capital and certain assumptions that form the basis of the prospective financial information (i.e. average selling price and EBITDA margin). These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for the business combination and valuation of the acquired assets. For example, we tested controls over management’s valuation of mineral reserves, including the review of the valuation method and significant underlying assumptions used to develop such estimates.
Our audit procedures included, among others, evaluating the appropriateness of the valuation methodology used, evaluating the significant assumptions used in the Company’s valuation calculations and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions. For example, we performed sensitivity analyses and compared significant assumptions to historical results of the acquired business and to other guideline public companies within the same industry. In addition, we involved our valuation specialists to assist with our evaluation of the methodologies and significant assumptions used in the valuation of the mineral reserves.

/s/	ERNST & YOUNG LLP
We have served as the Company's auditor since 2015.
Dallas, Texas
February 28, 2025

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023	2022

	(in millions, except per share amounts)
Revenues	$2,569.9	$2,307.9	$2,242.8
Operating costs:
Cost of revenues	2,054.7	1,864.1	1,831.7
Selling, general, and administrative expenses	320.0	261.1	262.8
Gain on disposition of property, plant, equipment, and other assets	(10.3)	(28.2)	(11.7)
(Gain) loss on sale of businesses	2.1	(6.4)	(189.0)
Impairment charge	5.8	—	—
	2,372.3	2,090.6	1,893.8
Total operating profit	197.6	217.3	349.0

Interest expense	70.9	28.1	31.0
Other, net (income) expense	(3.3)	(6.7)	1.8
	67.6	21.4	32.8
Income before income taxes	130.0	195.9	316.2
Provision for income taxes:
Current	11.1	4.9	25.6
Deferred	25.2	31.8	44.8
	36.3	36.7	70.4
Net income	$93.7	$159.2	$245.8

Net income per common share:
Basic	$1.92	$3.27	$5.08
Diluted	$1.91	$3.26	$5.05
Weighted average number of shares outstanding:
Basic	48.6	48.5	48.2
Diluted	48.8	48.7	48.5
Dividends declared per common share	$0.20	$0.20	$0.20

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Net income	$93.7	$159.2	$245.8
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.0, $0.0, and $0.9	—	0.1	3.5
Reclassification adjustments for losses (gains) included in net income, net of tax expense (benefit) of $0.0, $0.4, and ($0.2)	—	(1.4)	0.8
Currency translation adjustment:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.3, ($0.1), and ($0.1)	(1.5)	0.8	(0.7)
	(1.5)	(0.5)	3.6
Comprehensive income	$92.2	$158.7	$249.4

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2024	December 31, 2023

	(in millions, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$187.3	$104.8
Receivables, net of allowance of $10.3 and $5.3	350.2	357.1
Inventories:
Raw materials and supplies	147.1	210.8
Work in process	36.2	42.7
Finished goods	176.6	148.3
	359.9	401.8
Other	56.6	48.3
Total current assets	954.0	912.0

Property, plant, and equipment, net	2,129.4	1,336.3
Goodwill	1,361.2	990.7
Intangibles, net	338.3	270.7
Deferred income taxes	2.8	6.8
Other assets	129.8	61.4
	$4,915.5	$3,577.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$237.3	$272.5
Accrued liabilities	166.4	117.4
Advance billings	100.2	34.5
Current portion of long-term debt	12.1	6.8
Total current liabilities	516.0	431.2

Debt	1,676.8	561.9
Deferred income taxes	200.6	179.6
Other liabilities	93.9	73.2
	2,487.3	1,245.9
Stockholders’ equity:
Common stock, $0.01 par value – 200.0 shares authorized at December 31, 2024; 200.0 at December 31, 2023; 48.8 shares issued and outstanding at December 31, 2024; 48.6 at December 31, 2023	0.5	0.5
Capital in excess of par value	1,696.5	1,682.8
Retained earnings	748.9	664.9
Accumulated other comprehensive loss	(17.7)	(16.2)
	2,428.2	2,332.0
	$4,915.5	$3,577.9

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Operating activities:
Net income	$93.7	$159.2	$245.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	195.0	159.5	154.1
Impairment charge	5.8	—	—
Stock-based compensation expense	24.3	23.9	19.1
Provision for deferred income taxes	25.2	31.8	44.8
Gain on disposition of property, plant, equipment, and other assets	(10.3)	(28.2)	(11.7)
(Gain) loss on sale of businesses	2.1	(6.4)	(189.0)
(Increase) decrease in other assets	23.6	(6.4)	(3.8)
Increase (decrease) in other liabilities	(42.8)	(7.1)	(16.0)
Other	0.4	6.5	(3.7)
Changes in current assets and liabilities:
(Increase) decrease in receivables	70.0	(47.8)	(65.9)
(Increase) decrease in inventories	59.2	(83.5)	(26.7)
(Increase) decrease in other current assets	(4.3)	(1.8)	(8.5)
Increase (decrease) in accounts payable	(48.3)	77.2	27.0
Increase (decrease) in advance billings	66.8	(1.4)	21.9
Increase (decrease) in accrued liabilities	41.6	(14.5)	(13.1)
Net cash provided by operating activities	502.0	261.0	174.3

Investing activities:
Proceeds from disposition of property, plant, equipment, and other assets	18.3	36.6	32.2
Capital expenditures	(189.7)	(203.5)	(138.0)
Acquisitions, net of cash acquired	(1,424.1)	(120.9)	(75.1)
Proceeds from sale of businesses	86.6	2.0	271.6
Net cash provided (required) by investing activities	(1,508.9)	(285.8)	90.7

Financing activities:
Payments to retire debt	(502.0)	(143.8)	(220.2)
Proceeds from issuance of debt	1,635.0	160.0	80.0
Shares repurchased	—	(13.8)	(15.0)
Dividends paid to common shareholders	(9.7)	(9.8)	(9.8)
Purchase of shares to satisfy employee tax on vested stock	(10.6)	(11.4)	(12.5)
Holdback payment from acquisition	—	(10.0)	—
Debt issuance costs	(23.3)	(2.0)	—
Net cash (required) provided by financing activities	1,089.4	(30.8)	(177.5)
Net increase (decrease) in cash and cash equivalents	82.5	(55.6)	87.5
Cash and cash equivalents at beginning of period	104.8	160.4	72.9
Cash and cash equivalents at end of period	$187.3	$104.8	$160.4

Supplemental disclosure of cash flow information:
Interest paid	$50.3	$23.4	$23.6
Income tax payments (refunds)	$(5.0)	$13.6	$21.9
See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock					Treasury Stock
	Shares	$0.01 Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Total Stockholders’ Equity

	(in millions, except par value)
Balances at December 31, 2021	48.3	$0.5	$1,692.6	$279.5	$(19.3)	—	$—	$1,953.3
Net income	—	—	—	245.8	—	—	—	245.8
Other comprehensive income	—	—	—	—	3.6	—	—	3.6
Cash dividends on common stock	—	—	—	(9.8)	—	—	—	(9.8)
Restricted shares, net	0.7	—	20.1	—	—	(0.3)	(13.6)	6.5
Shares repurchased	—	—	—	—	—	(0.3)	(15.0)	(15.0)
Retirement of treasury stock	(0.6)	—	(28.6)	—	—	0.6	28.6	—
Balances at December 31, 2022	48.4	$0.5	$1,684.1	$515.5	$(15.7)	—	$—	$2,184.4
Net income	—	—	—	159.2	—	—	—	159.2
Other comprehensive loss	—	—	—	—	(0.5)	—	—	(0.5)
Cash dividends on common stock	—	—	—	(9.8)	—	—	—	(9.8)
Restricted shares, net	0.5	—	24.6	—	—	(0.1)	(12.1)	12.5
Shares repurchased	—	—	—	—	—	(0.2)	(13.8)	(13.8)
Retirement of treasury stock	(0.3)	—	(25.9)	—	—	0.3	25.9	—
Balances at December 31, 2023	48.6	$0.5	$1,682.8	$664.9	$(16.2)	—	$—	$2,332.0
Net income	—	—	—	93.7	—	—	—	93.7
Other comprehensive loss	—	—	—	—	(1.5)	—	—	(1.5)
Cash dividends on common stock	—	—	—	(9.7)	—	—	—	(9.7)
Restricted shares, net	0.3	—	25.8	—	—	(0.1)	(12.1)	13.7
Retirement of treasury stock	(0.1)	—	(12.1)	—	—	0.1	12.1	—
Balances at December 31, 2024	48.8	$0.5	$1,696.5	$748.9	$(17.7)	—	$—	$2,428.2

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
Stockholders' Equity
In December 2024, the Company’s Board of Directors (the “Board”) authorized a new $50.0 million share repurchase program effective January 1, 2025 through December 31, 2026 to replace a program of the same amount that expired on December 31, 2024. Under the previous program, the Company did not repurchase any shares during the year ended December 2024, and repurchased 200,000 shares at a cost of $13.8 million during the year ended December 31, 2023.
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
Engineered Structures
Within the Engineered Structures segment, revenue is recognized for wind towers and certain utility structures over time as the products are manufactured using an input approach based on the costs incurred relative to the total estimated costs of production. We recognize revenue over time for these products as they are highly customized to the needs of an individual customer resulting in no alternative use to the Company if not purchased by the customer after the contract is executed. In addition, we have the right to bill the customer for our work performed to date plus at least a reasonable profit margin for work performed. As of December 31, 2024 and 2023, we had a contract asset of $65.5 million and $66.8 million, respectively, which is included in receivables, net of allowance, within the Consolidated Balance Sheets. The decrease in the contract asset is attributed to the timing of deliveries of finished structures to customers during the period. For all other products, revenue is recognized when the customer has accepted the product and legal title of the product has passed to the customer.
Transportation Products
The Transportation Products segment recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.

Revenues
Total revenues for the Company's reportable segments are presented below:

	Year Ended December 31,
	2024	2023	2022

	($ in millions)
Aggregates and specialty materials	$977.9	$879.9	$821.4
Construction site support	127.2	121.4	102.1
Construction Products	1,105.1	1,001.3	923.5

Utility, wind, and related structures	1,047.3	873.5	813.1
Storage tanks	—	—	188.9
Engineered Structures	1,047.3	873.5	1,002.0

Inland barges	329.8	280.2	189.9
Steel components(1)	87.8	153.3	127.4
Transportation Products	417.6	433.5	317.3
Segment Totals before Eliminations	2,570.0	2,308.3	2,242.8
Eliminations	(0.1)	(0.4)	—
Consolidated Total	$2,569.9	$2,307.9	$2,242.8
(1) On August 16, 2024, the Company completed the divestiture of its steel components business.
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of December 31, 2024 and the percentage of the outstanding performance obligations as of December 31, 2024 expected to be delivered during 2025:

Unsatisfied performance obligations at
December 31, 2024
Total Amount
(in millions)
Engineered Structures:
Utility, wind, and related structures	$1,190.8

Transportation Products:
Inland barges	$280.1
Approximately 64% of the unsatisfied performance obligations for our utility, wind, and related structures in our Engineered Structures segment are expected to be delivered during 2025, approximately 13% are expected to be delivered during 2026, and the remainder are expected to be delivered through 2028. Approximately 92% of the unsatisfied performance obligations for inland barges in our Transportation Products segment are expected to be delivered during 2025, and the remainder are expected to be delivered in 2026.
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
Financial Instruments
The Company considers all highly liquid debt instruments to be cash and cash equivalents if purchased with a maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and receivables. The Company places its cash investments in bank deposits and highly-rated money market funds, and its investment policy limits the amount of credit exposure to any one commercial issuer. We seek to limit concentrations of credit risk with respect to receivables with control procedures that monitor the credit worthiness of customers, together with the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance based upon the expected credit losses. Receivable balances determined to be uncollectible are charged against the allowance. To accelerate the conversion to cash, the Company may sell a portion of its trade receivables to third parties. The Company has no recourse to these receivables once they are sold but may have continuing involvement related to servicing and collection activities. The impact of these transactions in the Company's Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022 was not significant. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined principally on the first in first out method. The value of inventory is adjusted for damaged, obsolete, excess, or slow-moving inventory. Work in process and finished goods include material, labor, and overhead.
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost and depreciated or depleted over their estimated useful lives, primarily using the straight-line method. The estimated useful lives are: buildings and improvements - 5 to 30 years; leasehold improvements - the lesser of the term of the lease or 11 years; and machinery and equipment - 3 to 15 years. Depletion of mineral reserves is calculated based on estimated reserves using the units-of-production method on a quarry-by-quarry basis. The costs of ordinary maintenance and repair are charged to operating costs as incurred.
Goodwill and Intangible Assets
Goodwill is required to be tested for impairment annually, or on an interim basis when events or changes in circumstances indicate the carrying amount might be impaired. The quantitative goodwill impairment test is assessed at the “reporting unit” level by comparing the reporting unit's estimated fair value with the carrying amount of its net assets. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized. The goodwill impairment is measured as the excess of the reporting unit's carrying value over its fair value, not to exceed the amount of goodwill allocated to the reporting unit. The estimates and judgments that most significantly affect the fair value calculations are assumptions, consisting of level three inputs, related to revenue and operating profit growth, discount rates, and exit multiples. The Company performs its annual goodwill impairment analysis as of October 1 of each year. As of October 1, 2024 and 2023, the Company's annual impairment test of goodwill was completed at the reporting unit level and no impairment charges were determined to be necessary.
Intangible assets are recorded at fair value, using level three inputs, on the date of acquisition and evaluated to determine their estimated useful life. These assets primarily consist of customer relationships and permits and are amortized using the straight-line method. The estimated useful lives for definite-lived intangible assets are: customer relationships - 2 to 20 years; permits - 10 to 29 years; and other - 1 to 34 years.
Indefinite-lived intangible assets primarily relate to acquired trademarks. These assets are not amortized but are evaluated for impairment annually on October 1, or on an interim basis when events or changes in circumstances indicate the carrying amount may not be recoverable. The impairment test compares the fair value of each asset to its carrying value using a relief from royalty method. As of October 1, 2024 and 2023, the Company's annual impairment test was completed and no impairment charges were determined to be necessary.

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
The Company recorded an impairment of $5.8 million during the year ended December 31, 2024 related to the closure of the Company's aggregates operations in west Texas in our Construction Products segment. No impairment charges were recognized during the years ended December 31, 2023 or 2022.
Workers’ Compensation
The Company is effectively self-insured for workers’ compensation claims. A third-party administrator is used to process claims. We accrue our workers' compensation liability based upon independent actuarial studies. As of December 31, 2024 and 2023, the Company's accrual for worker's compensation costs was $18.9 million and $24.2 million, respectively, which is included in accrued liabilities and other long-term liabilities within the Consolidated Balance Sheets.
Warranties
The Company provides various express, limited product warranties that generally range from 1 to 5 years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical, accepted claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assesses the adequacy of the resulting reserves on a quarterly basis. As of December 31, 2024 and 2023, the Company's accrual for warranty costs was $1.3 million and $1.2 million, respectively, which is included in accrued liabilities within the Consolidated Balance Sheets.
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
Recently issued accounting pronouncements not adopted as of December 31, 2024
Effective January 1, 2025, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to improve the transparency of income tax disclosures by requiring 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. The standard also includes certain other amendments to improve the effectiveness of income tax disclosures. The Company will adopt the additional disclosure requirements within its annual reporting for the year ending December 31, 2025.
In November 2024, the FASB issued Accounting Standards Update No. 2024-03. "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"), which requires public business entities to disclose additional information about certain key expense categories within major income statement captions in the notes to consolidated financial statements. These enhanced disclosures are expected to help investors more effectively understand an entity's performance, assess its prospects for future cash flows, and compare an entity's performance over time and with that of other entities. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its Consolidated Financial Statements.
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

Note 2. Acquisitions and Divestitures
The Company's acquisition activities are summarized below:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Acquisitions:
Purchase price	$1,424.2	$119.4	$75.6
Net cash paid	$1,424.1	$120.9	$75.1
Goodwill recorded	$397.1	$40.4	$11.6
2024 Acquisitions
On October 1, 2024, we acquired substantially all of the construction materials business of Stavola Holding Corporation and its affiliated entities ("Stavola") for $1.2 billion in cash, subject to certain customary purchase price adjustments. The purchase price was funded with a combination of proceeds from a private offering of $600.0 million of 6.875% senior unsecured notes that closed on August 26, 2024 and $700.0 million in borrowings under a variable-rate secured term loan entered into on October 1, 2024. See Note 7 Debt for additional information. Stavola, which is included in our Construction Products segment, is an aggregates-led and vertically integrated construction materials company primarily serving the New York-New Jersey Metropolitan Statistical Area ("MSA") through its network of five hard rock natural aggregates quarries, twelve asphalt plants, and three recycled aggregates sites. The acquisition expanded our platform into the nation’s largest MSA with industry-leading financial attributes.

The Stavola acquisition was recorded as a business combination based on a preliminary valuation of assets acquired and liabilities assumed at their acquisition date fair values using unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities ("Level 3" inputs). We expect to complete our purchase price allocation as soon as reasonably possible, not to exceed one year from the acquisition date. Adjustments to the preliminary purchase price allocation could be material, particularly with respect to our preliminary estimates of property, plant, and equipment, including mineral reserves. The following table details the preliminary purchase price allocation as of the acquisition date:

(in millions)
Cash	$0.7
Receivables, net of allowance	69.1
Inventories	23.2
Other	2.6
Property, plant, and equipment, including mineral reserves	743.0
Goodwill	351.5
Intangibles	41.0
Other assets	24.9
Accounts payable	(17.9)
Accrued liabilities	(2.4)
Advance billings	(0.8)
Other liabilities	(25.3)
Total net assets acquired	$1,209.6
Goodwill represents the excess of the purchase consideration over the preliminary valuation of the net assets acquired. The goodwill acquired, which has been assigned to the Construction Products segment, is tax-deductible and primarily attributable to Stavola's market position and existing workforce. The acquired intangibles include beneficial use rights, recycling permits, and the Stavola trade name, which have a useful life of 34 years, 20 years, and 5 years, respectively.
Non-recurring transaction costs incurred related to the Stavola acquisition were approximately $25.5 million during the year ended December 31, 2024. These costs are included in selling, general, and administrative expenses in the Consolidated Statement of Operations. Additionally, the Company incurred $6.2 million of debt issuance costs for commitments on a bridge loan facility that was not drawn upon and terminated upon placement of the long term financing to fund Stavola. See Note 7 Debt for additional information. These non-recurring costs are included in interest expense on the Consolidated Statement of Operations.
On October 1, 2024, the Company also entered into three separate lease agreements for properties owned by the sellers. These lease agreements were accounted for separately from the Stavola acquisition and the corresponding right of use assets and lease liabilities of $12.6 million are reflected in the Consolidated Balance Sheet as of December 31, 2024.
Revenues and operating profit included in the Consolidated Statement of Operations from the date of the Stavola acquisition were approximately $78.2 million and $4.5 million during the year ended December 31, 2024, respectively.
The following table represents the unaudited pro-forma consolidated operating results of the Company as if the Stavola acquisition had been completed on January 1, 2023 and includes adjustments to:
•Include additional depreciation, depletion, and amortization expense related to the fair value of acquired property, plant, and equipment, mineral reserves, and intangible assets.
•Include the impact to cost of sales from the sell-through of inventory that was stepped up in value.
•Exclude transaction costs of $25.5 million from the year ended December 31, 2024 and reflect such expenses in the year ended December 31, 2023.
•Include additional interest expense related to debt financing transactions.

The unaudited pro-forma information should not be considered indicative of the results that would have occurred if the acquisition had been completed on January 1, 2023, nor is such unaudited pro-forma information necessarily indicative of future results.

	Year Ended December 31, 2024	Year Ended December 31, 2023

	(in millions)
Revenues	$2,769.8	$2,563.3
Income before income taxes	$113.3	$93.5
In July 2024, we completed the acquisition of a Phoenix, Arizona based natural aggregates business in our Construction Products segment, for a total purchase price of $35.0 million.
In April 2024, we completed the acquisition of Ameron Pole Products LLC ("Ameron"), a leading manufacturer of highly engineered, premium concrete and steel poles for a broad range of infrastructure applications, including lighting, traffic, electric distribution, and small-cell telecom, for a total purchase price of $180.0 million. With operations in Alabama, California, and Oklahoma, Ameron is included in our Engineered Structures segment. The acquisition was funded with $160.0 million of borrowings under our revolving credit facility and cash on hand. The acquisition was recorded as a business combination based on a valuation of the assets acquired and liabilities assumed at their acquisition date fair value using Level 3 inputs. The final valuation resulted in the recognition of, among others, $60.8 million of property, plant, and equipment, $25.6 million of customer relationships, $18.1 million of inventory, $12.8 million of developed technology, $12.0 million of accounts receivable, $8.9 million of trademarks and $42.3 million of goodwill in our Engineered Structures segment. The goodwill acquired, which is tax-deductible, primarily relates to Ameron's market position and existing workforce.
2023 Acquisitions
On December 20, 2023, we completed the acquisition of certain assets and liabilities of Lake Point Holdings, LLC and Lake Point Restoration LLC, (collectively "Lake Point") a Florida based natural aggregates business in our Construction Products segment, for a total purchase price of $65.1 million. The acquisition was funded with $60.0 million of borrowings under our revolving credit facility and cash on hand. The acquisition was recorded as a business combination based on a valuation of the assets acquired and liabilities assumed at their acquisition date fair value using Level 3 inputs. The final valuation resulted in the recognition of, among others, $13.3 million of property, plant, and equipment, $19.1 million of mineral reserves, $11.5 million of permits, and $15.6 million of goodwill in our Construction Products segment.
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

Divestitures
On August 16, 2024, the Company completed the divestiture of its steel components business. The steel components business, previously reported in the Transportation Products segment, was a leading supplier of railcar coupling devices, railcar axles, and circular forgings. The total consideration for the divestiture was $110.0 million consisting of $55.0 million in cash, a $25.0 million seller's note and a $30.0 million earnout of which the estimated fair value as of December 31, 2024 was $15.4 million. See Note 3 Fair Value Accounting. During the year ended December 31, 2024, the Company recognized a loss of $21.6 million on the sale of the business, which is reflected in (gain) loss on sale of businesses on the Consolidated Statement of Operations. Revenues and operating profit (loss) of the steel components business were $87.8 million and $(19.5) million, respectively, for the year ended December 31, 2024, $153.3 million and $11.0 million, respectively, for the year ended December 31, 2023, and $127.4 million and $0.9 million, respectively, for the year end December 31, 2022. As the steel components business was not core to Arcosa's long-term strategy, its divestiture was not considered a strategic shift that would have a major effect on the Company's operations or financial results either from a quantitative or qualitative perspective. As such, it is not reported as a discontinued operation.
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
There were no divestitures completed during the year ended December 31, 2023.
In October 2022, the Company completed the sale of its storage tanks business for $275.0 million. Net cash proceeds received at closing were approximately $271.6 million, after transaction closing costs. The sale resulted in a pre-tax gain of $189.0 million recognized during the year ended December 31, 2022. An additional gain of $6.9 million and $6.4 million was recognized during the years ended December 31, 2024 and 2023, respectively, primarily due to the resolution of certain contingencies from the sale. The storage tanks business, historically reported within the Engineered Structures segment as continuing operations until the date of sale, was a leading manufacturer of steel pressure tanks for the storage and transportation of propane, ammonia, and other gases serving the residential, commercial, energy, and agricultural markets with operations in the U.S. and Mexico. Revenues and operating profit of the storage tanks business prior to the sale were $188.9 million and $41.1 million, respectively, for the year ended December 31, 2022. As the sale of the storage tanks business was not considered a strategic shift that would have had a major effect on the Company's operations or financial results, it is not reported as a discontinued operation. In October 2022, the Company used $155.0 million of the cash proceeds from the sale to repay the outstanding loans borrowed under its revolving credit facility. See Note 7 Debt for additional information.
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

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of December 31, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets:
Cash equivalents	$133.0	$—	$—	$133.0
Contingent consideration(1)	—	—	15.4	15.4
Total assets	$133.0	$—	$15.4	$148.4

Liabilities:
Contingent consideration(2)	$—	$—	$1.4	$1.4
Total liabilities	$—	$—	$1.4	$1.4

	Fair Value Measurement as of December 31, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)
Liabilities:
Contingent consideration(2)	$—	$—	$2.7	$2.7
Total liabilities	$—	$—	$2.7	$2.7

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
Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Contingent consideration relates to estimated future payments expected from businesses previously acquired or sold. We estimate the fair value of the contingent consideration using a model appropriate for the structure of the contingent consideration, which may include discounted cash flow models, Monte Carlo simulations, or option pricing models. The fair values are sensitive to changes in the forecast of the performance metrics and in other metrics such as discount rates and volatility. The fair values are reassessed quarterly based on assumptions used in our latest projections.

Note 4. Segment Information
The Company's operating segments are identified on the basis of information that is reviewed by our chief operating decision maker, the Chief Executive Officer, to make decisions about resources to be allocated and assess its performance. The Company reports operating results in three principal business segments:
Construction Products. The Construction Products segment primarily produces and sells natural and recycled aggregates, specialty materials, asphalt mix, and construction site support equipment, including trench shields and shoring products.
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
Transportation Products. The Transportation Products segment primarily manufactures and sells inland barges, fiberglass barge covers, winches, marine hardware and other transportation and industrial equipment. In August 2024, the Company completed the sale of its steel components business, which manufactured and sold steel components for railcars. See Note 2 Acquisitions and Divestitures.
The financial information for these segments is shown in the tables below. We operate principally in North America.
Year Ended December 31, 2024

	Construction Products	Engineered Structures	Transportation Products	Corporate	Eliminations	Consolidated
Revenues	$1,105.1	$1,047.3	$417.6	$—	$(0.1)	$2,569.9
Operating Costs
Cost of revenues	864.0	847.5	343.3	—	(0.1)	2,054.7
Selling, general, and administrative	116.2	88.4	22.5	92.9	—	320.0
Gain on disposition of property, plant, equipment, and other assets	(9.8)	(0.5)	—	—	—	(10.3)
(Gain) loss on sale of businesses	(5.0)	(14.5)	21.6	—	—	2.1
Impairment charge	5.8	—	—	—	—	5.8
Operating profit (loss)	$133.9	$126.4	$30.2	$(92.9)	$—	$197.6

Depreciation, depletion, and amortization	$134.7	$45.4	$12.6	$2.3	$—	$195.0
Assets	$3,304.9	$1,191.5	$149.6	$269.5	$—	$4,915.5
Capital Expenditures	$111.7	$64.4	$11.0	$2.6	$—	$189.7

 Year Ended December 31, 2023

	Construction Products	Engineered Structures	Transportation Products	Corporate	Eliminations	Consolidated
Revenues	$1,001.3	$873.5	$433.5	$—	$(0.4)	$2,307.9
Operating Costs
Cost of revenues	783.9	718.3	362.3	—	(0.4)	1,864.1
Selling, general, and administrative	107.0	65.9	25.4	62.8	—	261.1
Gain on disposition of property, plant, equipment, and other assets	(28.2)	—	—	—	—	(28.2)
Gain on sale of storage tanks business	—	(6.4)	—	—	—	(6.4)
Operating profit (loss)	$138.6	$95.7	$45.8	$(62.8)	$—	$217.3

Depreciation, depletion, and amortization	$111.7	$26.6	$16.0	$5.2	$—	$159.5
Assets	$2,043.1	$1,063.4	$308.2	$163.2	$—	$3,577.9
Capital Expenditures	$89.9	$97.8	$13.9	$1.9	$—	$203.5

Year Ended December 31, 2022

	Construction Products	Engineered Structures	Transportation Products	Corporate	Eliminations	Consolidated
Revenues	$923.5	$1,002.0	$317.3	$—	$—	$2,242.8
Operating Costs
Cost of revenues	736.3	812.4	283.0	—	—	1,831.7
Selling, general, and administrative	100.4	73.6	22.8	66.0	—	262.8
Gain on disposition of property, plant, equipment, and other assets	(9.7)	(2.0)	—	—	—	(11.7)
Gain on sale of storage tanks business	—	(189.0)	—	—	—	(189.0)
Operating profit (loss)	$96.5	$307.0	$11.5	$(66.0)	$—	$349.0

Depreciation, depletion, and amortization	$102.7	$30.5	$15.8	$5.1	$—	$154.1
Assets	$1,895.7	$956.1	$264.0	$224.8	$—	$3,340.6
Capital Expenditures	$84.6	$44.5	$8.8	$0.1	$—	$138.0
Corporate assets are composed of cash and cash equivalents, certain property, plant, and equipment, and other assets. Capital expenditures exclude amounts paid for business acquisitions, but include amounts paid for the acquisition of land and reserves in our Construction Products segment.
Revenues from one customer included in the Engineered Structures segment constituted 10.8%, 8.1%, and 9.3% of consolidated revenues for the years ended December 31, 2024, 2023, and 2022, respectively.

Revenues and operating profit (loss) for our U.S. and foreign operations for the years ended December 31, 2024, 2023, and 2022 are presented below. Our primary foreign operations are in Mexico, while Canadian operations are not significant in relation to the Consolidated Financial Statements. The decreases in foreign operations revenue from 2022 to 2023 are largely due to the sale of the storage tanks business. The operating profits presented below exclude the gain on sale of the storage tanks business. See Note 2 Acquisitions and Divestitures.

	Year Ended December 31,
	2024	2023	2022

	(in millions)
U.S.:
Revenues:
External	$2,556.2	$2,271.5	$2,159.8
Intercompany	47.6	40.5	25.0
	$2,603.8	$2,312.0	$2,184.8

Operating profit (loss)	$191.8	$208.5	$153.9

Foreign operations:
Revenues:
External	$13.7	$36.4	$83.0
Intercompany	77.8	62.4	116.1
	$91.5	$98.8	$199.1

Operating profit (loss)	$(1.1)	$2.4	$6.1
Total assets and long-lived assets for our U.S. and foreign operations as of December 31, 2024 and 2023 are presented below:

	Total Assets		Long-Lived Assets

	December 31,
	2024	2023	2024	2023

	(in millions)
U.S.	$4,762.6	$3,423.4	$2,024.9	$1,241.2
Foreign operations	$152.9	$154.5	$104.5	$95.1

Note 5. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023

	(in millions)
Land	$158.3	$140.2
Mineral reserves	1,111.7	546.9
Buildings and improvements	366.4	345.6
Machinery and other	1,292.8	1,121.0
Construction in progress	129.7	115.5
	3,058.9	2,269.2
Less accumulated depreciation and depletion	(929.5)	(932.9)
	$2,129.4	$1,336.3
The increase in mineral reserves is primarily due to the acquisition of Stavola in our Construction Products segment.

We did not capitalize any interest expense as part of the construction of facilities and equipment during 2024 or 2023.

As of December 31, 2024 and 2023, the Company had non-operating facilities with a net book value of $12.7 million and $14.6 million, respectively, classified as property, plant, and equipment, net on our Consolidated Balance Sheets. We estimate the fair market value of properties not currently in use based on the location and condition of the properties, the fair market value of similar properties in the area, and the Company's experience selling similar properties in the past. Our estimated fair value of these assets exceeds their book value.

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill by segment is as follows:

	December 31, 2024	December 31, 2023

	(in millions)
Construction Products	$861.2	$516.1
Engineered Structures	480.1	437.6
Transportation Products	19.9	37.0
	$1,361.2	$990.7
The increase in Construction Products goodwill during the year ended December 31, 2024 is primarily due to the acquisition of Stavola, partially offset by measurement period adjustments from the 2023 acquisitions and the divestiture of a single-location asphalt and paving business completed in April 2024. The increase in Engineered Structures goodwill during the year ended December 31, 2024 is due to the acquisition of Ameron. The decrease in Transportation Products goodwill during the year ended December 31, 2024 is due to the divestiture of the steel components business in August 2024. See Note 2 Acquisitions and Divestitures.

Intangible Assets
Intangibles, net consisted of the following:

	December 31, 2024	December 31, 2023

	(in millions)
Intangibles with indefinite lives - Trademarks	$43.8	$34.9

Intangibles with definite lives:
Customer relationships	169.1	142.7
Permits	178.1	166.9
Other	49.6	2.3
	396.8	311.9
Less accumulated amortization	(102.3)	(76.1)
	294.5	235.8
Intangible assets, net	$338.3	$270.7
Total amortization expense from intangible assets was $26.3 million, $20.9 million, and $19.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Expected future amortization expense of intangibles as of December 31, 2024 is as follows:

Amortization Expense
(in millions)
2025	$26.7
2026	22.7
2027	20.5
2028	20.5
2029	20.1
Thereafter	184.0

Note 7. Debt
The following table summarizes the components of debt as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023

	(in millions)
Revolving credit facility	$—	$160.0
Term Loan	700.0	—
2021 Senior Notes - 4.375% due April 2029	400.0	400.0
2024 Senior Notes - 6.875% due August 2032	600.0	—
Finance leases (see Note 8 Leases)	7.1	13.1
	1,707.1	573.1
Less: unamortized debt issuance costs	(18.2)	(4.4)
Total debt	$1,688.9	$568.7
Revolving Credit Facility
In August 2023, we entered into a Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to increase our revolving credit facility from $500.0 million to $600.0 million, extend the maturity date of our revolving credit facility from January 2, 2025 to August 23, 2028, and refinance and repay in full the remaining balance of the term loan then outstanding under our prior credit facility.

On August 15, 2024, we entered into an amendment to the Credit Agreement to, among other things, (i) increase our revolving credit facility from $600.0 million to $700.0 million, (ii) collateralize the amended revolving credit facility with substantially all of our and our subsidiary guarantors' personal property (with certain exceptions), (iii) make the applicable margin for revolving borrowings, letters of credit and the commitment fee rate be based on our consolidated net leverage ratio (permitting up to $150.0 million of unrestricted cash to be netted from the calculation thereof), (iv) modify the margin for Secured Overnight Financing Rate ("SOFR")-based revolving borrowings and letters of credit to range from 1.25% to 2.50% per annum, (v) modify the margin for base rate revolving borrowings to range from 0.25% to 1.50%, (vi) modify the commitment fee that accrues on the unused portion of the revolving credit facility to range from 0.20% to 0.45%, and (vii) modify the maximum permitted leverage ratio to include a net debt concept (permitting up to $150.0 million of unrestricted cash to be netted from the calculation thereof), and to provide that such ratio shall be no greater than 5.00 to 1.00 during the fourth quarter of 2024 and the next two fiscal quarters, 4.50 to 1.00 for the next following two fiscal quarters, and 4.00 to 1.00 for each fiscal quarter thereafter (however, this maximum permitted leverage ratio may be increased to 4.50 to 1.00 for up to four fiscal quarters if a material acquisition is entered into). These amendments did not become effective until the closing of the Stavola acquisition on October 1, 2024. The amended revolving credit facility's maturity date of August 23, 2028 remains unchanged.
As of December 31, 2024, we had no outstanding loans borrowed and approximately $0.7 million of letters of credit outstanding under our revolving credit facility, which left $699.3 million available for borrowing. The Company borrowed $335.0 million under the revolving credit facility during the year ended December 31, 2024, including $160.0 million in April 2024 to partially fund the Ameron acquisition. These borrowings were paid in full during 2024. Our letters of credit expire in 2025, and the majority of our letter of credit obligations support the Company’s various insurance programs and generally renew by their terms each year.
The interest rates for revolving loans under the Credit Agreement are variable based on the daily simple or term SOFR, plus a 10-basis point credit spread adjustment, or an alternate base rate, in each case plus a margin for borrowing. A commitment fee accrues on the average daily unused portion of the revolving credit facility. The margin for revolving borrowings and commitment fee rate are determined based on the Company’s consolidated total net leverage ratio (as measured by a consolidated funded indebtedness, less the aggregate amount of unrestricted cash up to a maximum amount not to exceed $150.0 million, to consolidated EBITDA ratio). As of December 31, 2024, the margin for borrowing based on SOFR was set at 2.50% and the commitment fee rate was set at 0.45%.
The revolving credit facility portion of the Credit Agreement requires the maintenance of certain ratios related to leverage and interest coverage. As of December 31, 2024, we were in compliance with all such financial covenants. Borrowings under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Company. On October 1, 2024, we collateralized our obligations under the Credit Agreement with substantially all of our and our subsidiary guarantors' personal property (with certain exceptions).
The carrying value of revolving borrowings under the Credit Agreement approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input). See Note 3 Fair Value Accounting.
In connection with the Credit Agreement, the Company incurred debt issuance costs of approximately $1.9 million. As of December 31, 2024, total unamortized debt issuance costs related to the prior and amended revolving credit facilities were $3.7 million. These costs are included in other assets on the Consolidated Balance Sheet and are amortized into interest expense over the term of the Credit Agreement.
Term Loan
The Credit Agreement provides for a new secured term loan facility (the “Term Loan”) in an aggregate principal amount of $700.0 million. The Term Loan was funded on October 1, 2024 with the closing of the Stavola acquisition, of which $100.0 million was used to pay down the Company's revolving credit facility. The Term Loan requires, among other things, (i) mandatory prepayments from excess cash flow on an annual basis, commencing with the fiscal year ending December 31, 2025, (ii) mandatory prepayments with proceeds of certain asset sales and debt issuances, and (iii) quarterly principal amortization payments in an amount equal to 0.25% of the initial Term Loan. The Term Loan has a maturity date of October 1, 2031. The interest rate for the Term Loan is based on SOFR plus 2.25% per year. The Term Loan is prepayable at any time without penalty, except, in the event of a voluntary repricing in the first six months after closing, in which case a premium in the amount of 1.0% of the initial Term Loan is payable. The Term Loan is guaranteed by the same subsidiaries of the Company that guarantee our revolving credit facility, and the Term Loan is secured on a pari passu basis with our revolving credit facility.
In connection with the issuance of the Term Loan, the Company incurred $7.0 million of debt issuance costs.

Senior Notes
On August 26, 2024, the Company issued $600.0 million aggregate principal amount of 6.875% senior unsecured notes (the "2024 Notes") that mature in August 2032. Interest on the 2024 Notes is payable semiannually in February and August. In April 2021, the Company issued $400.0 million aggregate principal amount of 4.375% senior unsecured notes (the "2021 Notes", and together with the 2024 Notes, the "Senior Notes") that mature in April 2029. Interest on the 2021 Notes is payable semiannually in April and October. The Senior Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by each of the Company’s domestic subsidiaries that is a guarantor under our Credit Agreement. The terms of each indenture governing the Senior Notes, among other things, limit the ability of the Company and each of its subsidiaries to create liens on assets, enter into sale and leaseback transactions, and consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries. The terms of each indenture also limit the ability of the Company’s non-guarantor subsidiaries to incur certain types of debt.
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
The estimated fair values of the 2024 Notes and 2021 Notes as of December 31, 2024 were $609.9 million and $372.9 million, respectively, based on quoted market prices in a market with little activity (Level 2 input).
In connection with the issuance of the 2024 Notes and the 2021 Notes, the Company incurred $8.2 million and $6.6 million, respectively, of debt issuance costs.
The remaining principal payments under existing debt agreements as of December 31, 2024 are as follows:

	2025	2026	2027	2028	2029	Thereafter

	(in millions)
Term Loan	7.0	7.0	7.0	7.0	7.0	665.0
2021 Senior Notes - 4.375% due April 2029	—	—	—	—	400.0	—
2024 Senior Notes - 6.875% due August 2032	—	—	—	—	—	600.0
In connection with the agreement to acquire Stavola, on August 1, 2024, the Company entered into a commitment letter with certain lenders to provide a senior secured 364-day bridge loan facility of up to $1.2 billion for the purpose of providing the financing necessary to fund the Stavola acquisition. No funds were drawn upon the bridge loan facility, which terminated upon the closing of the Stavola acquisition. During the year ended December 31, 2024, the Company incurred $6.2 million of debt issuance costs related to the bridge loan facility, all of which is reflected in interest expense on the Consolidated Statement of Operations.
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

Note 8. Leases
We have various leases primarily for office space, land and buildings, and certain equipment. At inception, we determine if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. For leases that contain options to purchase, terminate, or extend, such options are included in the lease term when it is reasonably certain that the option will be exercised. Some of our lease arrangements contain lease components and non-lease components which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases.
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at commencement date in determining the present value of lease payments.

Future minimum lease payments for operating and finance lease obligations as of December 31, 2024 consisted of the following:

	Operating Leases	Finance Leases

	(in millions)
2025	$13.0	$5.4
2026	11.1	1.5
2027	7.9	0.4
2028	6.1	0.1
2029	5.7	—
Thereafter	55.3	—
Total undiscounted future minimum obligations	99.1	7.4
Less imputed interest	(35.8)	(0.3)
Present value of net minimum lease obligations	$63.3	$7.1
The following table summarizes our operating and finance leases and their classification within the Consolidated Balance Sheet.

	December 31, 2024	December 31, 2023

	(in millions)
Assets
Operating - Other assets	$63.1	$36.7
Finance - Property, plant, and equipment, net	12.3	16.5
Total lease assets	75.4	53.2

Liabilities
Current
Operating - Accrued liabilities	8.6	8.4
Finance - Current portion of long-term debt	5.2	6.8
Non-current
Operating - Other liabilities	54.7	29.7
Finance - Debt	1.9	6.3
Total lease liabilities	$70.4	$51.2
Operating lease costs were $11.4 million and $9.4 million during the years ended December 31, 2024 and 2023, respectively, and are included in cost of revenues and selling, general, and administrative expenses on the Consolidated Statements of Operations. Costs related to variable lease rates or leases with terms less than twelve months were not significant. Amortization of finance lease assets was $5.5 million and $5.2 million during the years ended December 31, 2024 and 2023, respectively, and is included in cost of revenues and selling, general, and administrative expenses on the Consolidated Statements of Operations. Interest expense on finance lease liabilities was not significant during the years ended December 31, 2024 and 2023.

The following table includes supplemental cash flow and non-cash information related to leases:

	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Cash paid for operating leases	$10.8	$9.3
Cash paid for finance leases	$7.0	$7.0

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$36.7	$7.7
Finance leases	$1.0	$1.0
Other information about lease amounts recognized in our Consolidated Financial Statements is as follows:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term - operating leases	12.0 years	6.2 years
Weighted average remaining lease term - finance leases	1.5 years	2.0 years
Weighted average discount rate - operating leases	6.8%	5.3%
Weighted average discount rate - finance leases	4.4%	3.8%

Note 9. Other, Net
Other, net (income) expense consists of the following items:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Interest income	$(7.5)	$(4.7)	$(1.1)
Foreign currency exchange transactions	4.3	(1.7)	3.3
Other	(0.1)	(0.3)	(0.4)
Other, net (income) expense	$(3.3)	$(6.7)	$1.8

Note 10. Income Taxes
The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Current:
Federal	$3.7	$3.0	$11.3
State	4.6	1.9	7.9
Foreign	2.8	—	6.4
Total current	11.1	4.9	25.6
Deferred:
Federal	15.1	25.0	37.5
State	6.4	4.1	5.7
Foreign	3.7	2.7	1.6
Total deferred	25.2	31.8	44.8
Provision	$36.3	$36.7	$70.4
The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Year Ended December 31,
	2024	2023	2022
Statutory rate	21.0%	21.0%	21.0%
State taxes, including prior year true-ups	7.5	2.3	3.8
AMP tax credits	(8.2)	(3.5)	—
Statutory depletion	(3.2)	(2.1)	(1.3)
Changes in valuation allowances and reserves	(1.1)	1.8	0.1
Prior year true-ups	0.4	(0.5)	—
Foreign adjustments	1.5	1.8	(0.2)
Currency adjustments	4.8	(2.6)	(0.8)
Compensation related items	0.5	—	0.2
Divestiture-related non-deductible goodwill	3.3	—	—
Other, net	1.4	0.5	(0.5)
Effective rate	27.9%	18.7%	22.3%

The Company’s state income taxes include an increase in expense associated with the remeasurement of the Company’s deferred tax liabilities primarily in connection with acquisitions and divestitures that occurred during the year.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. Among other things, the IRA provides for certain manufacturing, production, and investment tax credit incentives, including new Advanced Manufacturing Production ("AMP") tax credits for companies that domestically manufacture and sell clean energy equipment, including wind towers. For the year ended December 31, 2024, the Company has recognized $53.6 million in gross AMP tax credits for wind towers produced and sold in 2024 which are included as a reduction to cost of revenues on the Consolidated Statement of Operations due to the refundable nature of the credits. In December 2024, the Company entered into agreements with unrelated third parties to sell a portion of our 2024 AMP tax credits under Section 6418 of the Internal Revenue Code. We sold $45.0 million of AMP tax credits resulting in a loss of $2.7 million which is reflected in cost of revenues on the Consolidated Statement of Operations. For the year ended December 31, 2023, the Company recognized $32.4 million in gross AMP tax credits for wind towers produced and sold in 2023. The Company utilized $9.8 million of the 2023 credits to offset the US federal income tax liability in 2023 and $8.0 million in 2024. The remaining $14.6 million of AMP tax credits are included in deferred tax assets on the Consolidated Balance Sheet.
The Organization for Economic Co-operation and Development issued Pillar Two model rules for a global minimum tax of 15% effective January 1, 2024 ("Pillar Two"). While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar Two. Pillar Two had no impact on our 2024 tax rate, and we do not currently expect Pillar Two to significantly impact our tax rate going forward.
Income (loss) before income taxes for the years ended December 31, 2024, 2023, and 2022 was $130.9 million, $182.6 million, and $271.1 million, respectively, for U.S. operations, and $(0.9) million, $13.3 million, and $45.1 million, respectively, for foreign operations, principally Mexico and Canada. The Company provides deferred income taxes on the unrepatriated earnings of its foreign operations where it results in a deferred tax liability.
Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are as follows:

	December 31,
	2024	2023

	(in millions)
Deferred tax liabilities:
Depreciation, depletion, and amortization	$248.7	$230.8
Total deferred tax liabilities	248.7	230.8
Deferred tax assets:
Workers compensation and other benefits	12.3	13.9
Warranties and reserves	1.1	1.1
Equity items	—	(0.3)
Tax carryforwards and credits	36.9	52.8
Inventory	6.1	1.9
Accrued liabilities and other	1.5	(2.3)
Total deferred tax assets	57.9	67.1
Net deferred tax assets (liabilities) before valuation allowances	(190.8)	(163.7)
Valuation allowances	7.0	9.1
Adjusted net deferred tax assets (liabilities)	$(197.8)	$(172.8)
At December 31, 2024, the Company had $3.2 million of federal consolidated net operating loss carryforwards, primarily from businesses acquired, and $4.5 million of tax-effected state loss carryforwards remaining. In addition, the Company had $7.7 million of tax-effected foreign net operating loss carryforwards that will begin to expire in the year 2025.
We have established a valuation allowance for state and foreign tax operating losses and credits that we have estimated may not be realizable.

Income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the U.S. This amount is recognized upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled approximately $100.1 million as of December 31, 2024. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.
Taxing authority examinations
We have multiple federal tax return filings that are subject to examination by the Internal Revenue Service. U.S. federal tax returns of the Company for the 2021-2023 tax years currently remain open for possible examination. We have various subsidiaries that file separate state tax returns that are subject to examination by taxing authorities. State tax returns of these subsidiaries for 2019 and later tax years, generally currently remain open for possible examination. We have various subsidiaries in Mexico that file separate tax returns that are subject to examination by taxing authorities. Mexican tax returns of these subsidiaries for 2019 and later tax years currently remain open for possible examination.
Unrecognized tax benefits
Unrecognized tax benefits represent the differences between tax positions taken or expected to be taken on a tax return and the benefits recognized for financial statement purposes. There were no unrecognized tax benefits as of December 31, 2024, 2023, and 2022.
The Company accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. There were no accrued interest and penalties as of December 31, 2024, 2023, and 2022.

Note 11. Employee Retirement Plans
The Company sponsors defined contribution plans and defined benefit plans that provide retirement income for eligible employees and retirees of the Company.
Total employee retirement plan expense, which includes related administrative expenses, is as follows:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Defined contribution plans	$16.8	$15.3	$12.5
Multiemployer plans	1.8	1.5	1.6
	$18.6	$16.8	$14.1
Defined Contribution Plans
Established under Internal Revenue Code Section 401(k), the Arcosa, Inc. 401(k) Plan (“401(k) Plan”) is a defined contribution plan available to all eligible employees. Participants in the 401(k) Plan are eligible to receive future retirement benefits through elected contributions and a company-funded match with the investment of the funds directed by the participants.
The Company also sponsors a fully‑funded, non-qualified deferred compensation plan. The invested assets and related liabilities of these participants were approximately $7.0 million at December 31, 2024 and $5.4 million at December 31, 2023, which are included in other assets and other liabilities on the Consolidated Balance Sheets. Distributions from the Company’s non-qualified deferred compensation plan to participants were approximately $1.6 million for the year ended December 31, 2024 and $1.5 million for the year ended December 31, 2023.

Multiemployer Plans
The Company contributes to various multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain union-represented employees at one of the facilities in our Engineered Structures segment and four of the facilities in our Construction Products segment acquired in the Stavola acquistion. The risks of participating in a multiemployer plan are different from a single-employer plan in the following aspects:
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
Our participation in multiemployer plans for the year ended December 31, 2024 are outlined in the table below. The Pension Protection Act (“PPA”) zone status is based upon the most recent information available at December 31, 2024 and 2023 and is obtained from the multiemployer plan's regulatory filings available in the public domain and certified by the plan's actuary. Among other factors, plans in the green zone are at least 80% funded, plans in the yellow zone are less than 80% funded, and plans in the red zone are less than 65% funded. Federal law requires that plans classified in the yellow or red zones adopt a funding improvement plan or a rehabilitation plan in order to improve the financial health of the plan. The Company's contributions to the multiemployer plans were less than 5% of total contributions to any plan. The last column in the table lists the expiration date of the last expiring collective bargaining agreement to which the plan is subject.

		PPA Zone Status			Contributions for Year Ended December 31,
Pension Fund	Employer Identification Number	2024	2023	Rehabilitation plan status	2024	2023	2022	Surcharge imposed	Expiration date of collective bargaining agreement

					(in millions)
Boilermaker-Blacksmith National Pension Trust	48-6168020	Red	Green	Implemented	$1.7	$1.5	$1.6	No	06/30/2025
Heavy and General Laborers Local Unions 472 and 172 of New Jersey Pension Fund	22-6032103	Green	Green	NA	$0.2	$—	$—	No	02/28/2027
Operating Engineers 825 Pension Fund	22-6033380	Green	Green	NA	$0.1	$—	$—	No	06/30/2026
Employer contributions to the multiemployer plans for the year ending December 31, 2025 are expected to be $2.9 million.
ACG Pension Plan
In connection with the acquisition of ACG in December 2018, the Company assumed the assets and liabilities related to a defined benefit pension plan. As of December 31, 2024, the plan assets totaled $4.5 million and the projected benefit obligation totaled $3.2 million, for a net over funded status of $1.3 million, which is included in other assets on the Consolidated Balance Sheet. The net pension expense for the year ended December 31, 2024 was not significant. Employer contributions for the ACG pension plan for the year ending December 31, 2025 are not expected to be significant.

Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 are as follows:

	Currency translation adjustments	Unrealized gain (loss) on derivative financial instruments	Accumulated other comprehensive loss

	(in millions)
Balances at December 31, 2021	$(16.3)	$(3.0)	$(19.3)
Other comprehensive income (loss), net of tax, before reclassifications	(0.7)	3.5	2.8
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, ($0.2), and ($0.2)	—	0.8	0.8
Other comprehensive income (loss)	(0.7)	4.3	3.6
Balances at December 31, 2022	(17.0)	1.3	(15.7)
Other comprehensive income (loss), net of tax, before reclassifications	0.8	0.1	0.9
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, $0.4, and $0.4	—	(1.4)	(1.4)
Other comprehensive income (loss)	0.8	(1.3)	(0.5)
Balances at December 31, 2023	(16.2)	—	(16.2)
Other comprehensive income (loss), net of tax, before reclassifications	(1.5)	—	(1.5)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, $0.0, and $0.0	—	—	—
Other comprehensive income (loss)	(1.5)	—	(1.5)
Balances at December 31, 2024	$(17.7)	$—	$(17.7)
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
At December 31, 2024, we had 1.4 million shares available for grant. Any equity awards that have been granted under the Plan that are subsequently forfeited, canceled, or tendered to satisfy tax withholding obligations are added back to the shares available for grant.
The cost of employee services received in exchange for awards of equity instruments is referred to as share-based payments and is based on the grant date fair-value of those awards. Stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for share-based awards. As a result of the spin-off of Arcosa from Trinity Industries, Inc ("Trinity") in 2018, certain Arcosa employees continue to hold restricted shares or units in Trinity common stock. The Company recognizes compensation expense for both the Arcosa awards and the Trinity awards held by our employees. Stock-based compensation totaled $24.3 million, $23.9 million, and $19.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The income tax benefit related to stock-based compensation expense was $6.9 million, $6.8 million, and $5.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Equity Awards
Equity awards outstanding as of December 31, 2024 consist of restricted stock, restricted stock units, and performance units and generally vest for periods ranging from 1 to 15 years from the date of grant. Certain equity awards vest in their entirety or on a pro-rata basis upon the employee's retirement from the Company and may take into consideration the employee's age and years of service to the Company, as defined more specifically in the Company's award agreements. Equity awards granted to non-employee directors under the Plan generally vest one year from the grant date and are released at that time, in the case of restricted stock, or upon completion of the directors' service to the Company, in the case of restricted stock units. Expense related to equity awards issued to eligible employees and directors under the Plan is recognized ratably over the vesting period or to the date on which retirement eligibility is achieved, if shorter. Performance units vest and settle in shares of our common stock following the end of a three-year performance period contingent upon the achievement of specific performance goals during the performance period and certification by the Human Resources Committee of the Board of the achievement of the performance goals. Performance units are granted to employees based upon a target level of performance; however, depending upon the achievement of the performance goals during the performance period, performance units may be issued at an amount between 0% and 200% of the target level. Expense related to performance units is recognized ratably over the vesting period. Forfeitures are recognized as reduction to expense in the period in which they occur.
The activity for equity awards held by Arcosa employees for the year ended December 31, 2024 was as follows:

	Arcosa Equity Awards Held by Arcosa Employees	Trinity Equity Awards Held by Arcosa Employees	Weighted Average Grant-Date Fair Value per Award
Equity awards outstanding at December 31, 2023	872,933	332,902	$44.01
Granted	314,977	—	76.10
Vested	(368,830)	(101,852)	48.40
Forfeited	(50,992)	(27,173)	42.95
Equity awards outstanding at December 31, 2024	768,088	203,877	$52.37
At December 31, 2024, unrecognized compensation expense related to equity awards totaled $28.7 million, which will be recognized over a weighted average period of 2.2 years. The total vesting-date fair value of shares vested and released was $35.6 million, $36.2 million, and $39.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Note 14. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted earnings per common share includes the weighted average net impact of nonparticipating unvested restricted shares. Total weighted average restricted shares were 1.2 million shares, 1.3 million shares, and 1.5 million shares, for the years ended December 31, 2024, 2023, and 2022, respectively.

The computation of basic and diluted earnings per share follows.

	Year Ended December 31, 2024
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income	$93.7
Unvested restricted share participation	(0.3)
Net income per common share – basic	93.4	48.6	$1.92
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.2
Net income per common share – diluted	$93.4	48.8	$1.91

	Year Ended December 31, 2023
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income	$159.2
Unvested restricted share participation	(0.6)
Net income per common share – basic	158.6	48.5	$3.27
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.2
Net income per common share – diluted	$158.6	48.7	$3.26

	Year Ended December 31, 2022
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income	$245.8
Unvested restricted share participation	(1.0)
Net income per common share – basic	244.8	48.2	$5.08
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.3
Net income per common share – diluted	$244.8	48.5	$5.05

Note 15. Commitments and Contingencies
The Company is involved in claims and lawsuits incidental to our business arising from various matters including commercial disputes, alleged product defect and/or warranty claims, intellectual property matters, personal injury claims, environmental issues, employment and/or workplace-related matters, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when probable losses can be reasonably estimated. At December 31, 2024, the reasonably possible losses and any related accruals for such matters were not significant.
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
Other commitments
Non-cancelable purchase obligations amounted to $252.9 million as of December 31, 2024, of which $165.1 million is for the purchase of raw materials and components, primarily by the Engineered Structures and Transportation Products segments.

In the normal course of business, at December 31, 2024, the Company was contingently liable for $141.5 million in surety bonds, which guarantee its own performance and are required by certain states and municipalities and their related agencies. The Company has indemnified the underwriting insurance companies against any exposure under the surety bonds. The Company is not aware of any circumstances that would result in material claims against these bonds.

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
Management's Report on Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance, as opposed to absolute assurance, of achieving their internal control objectives.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 Framework) (“COSO”) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.
As permitted by the SEC Staff interpretive guidance for recently acquired businesses, management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of December 31, 2024 excludes an assessment of the internal control over financial reporting of the Ameron and Stavola businesses acquired in April 2024 and October 2024, respectively. Ameron and Stavola represent approximately 30% of consolidated total assets and approximately 6% of consolidated revenues as of and for the year ended December 31, 2024.
The effectiveness of internal control over financial reporting as of December 31, 2024, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements. Ernst & Young LLP's attestation report on effectiveness of our internal control over financial reporting follows.
Changes in Internal Control over Financial Reporting.
During the three months ended December 31, 2024, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Arcosa, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Arcosa, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arcosa, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
As indicated in the accompanying “Management’s Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the businesses acquired during the year ended December 31, 2024. Ameron Pole Products LLC and Stavola Holding Corporation constituted approximately 30% of total assets and 6% of total revenues as of and for the year ended December 31, 2024. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these businesses acquired during the year ended December 31, 2024.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 28, 2025 expressed an unqualified opinion thereon.
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

/s/ ERNST & YOUNG LLP
Dallas, Texas
February 28, 2025

Item 9B. Other Information.
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Proposal 1 - Election of Nominated Directors” in the Company's Proxy Statement to be filed for the 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Information About Our Executive Officers.” Information relating to the Board's determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407 (d)(5) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance - Board Meetings and Committees - Audit Committee” in the Company's 2025 Proxy Statement. Information regarding the Company's Audit Committee is incorporated by reference to the information set forth under the caption “Corporate Governance - Board Meetings and Committees - Audit Committee” in the Company's 2025 Proxy Statement. There were no delinquent Section 16(a) reports during 2024.
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
Information regarding the Company's insider trading policy is incorporated by reference to the information set forth under the caption "Insider Trading Policy" in the Company's 2025 Proxy Statement. A copy of the Insider Trading Policy has been filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.
Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Company's 2025 Proxy Statement. Information concerning compensation committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in the Company's 2025 Proxy Statement. Information about the compensation committee report is incorporated by reference to the information set forth under the caption “Executive Compensation - Human Resources Committee Report” in the Company's 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's 2025 Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management.”
The following table sets forth information about Arcosa common stock that may be issued under Arcosa's equity compensation plan as of December 31, 2024.
Equity Compensation Plan Information

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by security holders:
Restricted stock units and performance units	759,457	(1)	$—	1,411,746 (2)
Equity compensation plans not approved by security holders (3)	—			—
Total	759,457			1,411,746
(1)     Represents shares underlying awards that have been granted under the 2018 Stock Option and Incentive Plan (the “Incentive Plan”). Amounts are comprised of (a) 344,798 shares of common stock issuable upon the vesting and conversion of restricted stock units and (b) 414,659 shares of common stock issuable upon the vesting and conversion of performance units, assuming payout at target performance. The restricted stock units and performance units do not have an exercise price. The performance units are granted to employees based upon a target level; however, depending upon the achievement of certain specified goals during the performance period, performance units may be issued at an amount between 0% and 200% of the target level.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related person transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in the Company's 2025 Proxy Statement. Information regarding the independence of directors is incorporated by reference to the information set forth under the caption “Corporate Governance - Independence of Directors” in the Company's 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the caption “Fees of Independent Registered Public Accounting Firm for Fiscal Years 2024 and 2023” in the Company's 2025 Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules.
(a) (1) Financial Statements.
See Item 8.
(2) Financial Statement Schedule.
All schedules are omitted because they are not required, not significant, not applicable, or the information is shown in the Consolidated Financial Statements.
(3) Exhibits.

NO.	DESCRIPTION
2.1
Membership Interest Purchase Agreement regarding the sale and purchase of all the membership interests of Ameron Pole Products LLC among National Oilwell Varco, L.P., as seller, CEMC Services, LLC, as buyer, and solely for the purposes of Section 6.3(c) and Section 6.12, Arcosa Inc., as buyer guarantor (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, File No. 001-38494).

2.2
Membership Interest and Asset Purchase Agreement by and among Arcosa MS9, LLC as the Buyer, Arcosa, Inc. as the Buyer Parent and Stavola Holding Corporation and Stavola Holdings Pennsylvania, LLC collectively as the Equity Sellers, Stavola Trucking Company, Inc., Stavola Management Company, Inc. and Stavola Realty Company collectively as the Asset Sellers, and Certain direct and indirect equity owners of the sellers set forth on Annex A hereto, collectively as the Founders, and Stavola Holding Corporation, as the Sellers' Representative (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, File No. 001-38494).

3.1	Restated Certificate of Incorporation of Arcosa, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8, filed on October 31, 2018, File No. 333-228098).
3.2	Amended and Restated Bylaws of Arcosa, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 12, 2022, File No. 001-38494).
4.1	Description of Arcosa, Inc.’s Capital Stock (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 001-38494).
4.2
Indenture, dated April 6, 2021, among Arcosa, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed April 9, 2021, File No. 001-38494).

4.3	Form of 4.375% Senior Note due 2029 (included in Exhibit 4.1 and incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on April 9, 2021, File No. 001-38494).
4.4
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

4.9
Sixth Supplemental Indenture dated as of April 5, 2024 among ACC Texas, LLC, ACC DFW, LLC, ACC Houston, LLC and Computershare Trust Company N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, File No. 001-38494).

4.10
Seventh Supplemental Indenture dated as of October 1, 2024 among East SM, LLC, Arcosa, Inc., and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, File No. 001-38494).

4.11
Eighth Supplemental Indenture dated as of October 31, 2024 among Stavola Contracting Company LLC, Stavola Construction Materials LLC, and Stavola Asphalt Company LLC, Arcosa, Inc., and Computershare Trust Company, N.A. (filed herewith).

4.12
Indenture, dated August 26, 2024, among Arcosa, Inc., the guarantors named therein and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 26, 2024, File No. 001-38494).

4.13	Form of 6.875% Senior Notes due 2032 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K, filed on August 26, 2024, File No. 001-38494).
4.14
First Supplemental Indenture dated as of October 1, 2024 among East SM, LLC, Arcosa, Inc., and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, File No. 001-38494).

4.15
Second Supplemental Indenture dated as of October 31, 2024 among Stavola Contracting Company LLC, Stavola Construction Materials LLC, and Stavola Asphalt Company LLC, Arcosa, Inc., and Computershare Trust Company, N.A. (filed herewith).

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

*10.4	Amendment Number Two to the Arcosa, Inc. 2018 Stock Option and Incentive Plan (filed herewith).
*10.5	Arcosa, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed November 1, 2018, File No. 001-38494).
*10.6	Arcosa, Inc. 2018 Deferred Plan for Director Fees (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed November 1, 2018, File No. 001-38494).
*10.7	Arcosa, Inc. Supplemental Profit Sharing Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed November 1, 2018, File No. 001-38494).
*10.8
Form of Non-Employee Director Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-38494).

*10.9	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-38494).
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

*10.15
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

*10.17	Form of Restricted Stock Unit Agreement for grants commencing 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2019, File No. 001-38494).
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

*10.21	Form of Restricted Stock Unit Agreement for grants commencing 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 5, 2022, File No. 001-38494).
*10.22
Form of Performance-Based Restricted Stock Unit Agreement for grants commencing 2022 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 5, 2022, File No. 001-38494).

10.23
Second Amended and Restated Credit Agreement dated as of August 23, 2023, among Arcosa, Inc., as borrower, the lenders thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 25, 2023, File No. 001-38494).

10.24
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of August 15, 2024, among Arcosa, Inc., as borrow, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 19, 2024, File No. 001-38494).

*10.25
Arcosa, Inc. 2022 Change in Control Severance Plan, dated March 3, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 7, 2022, File No. 001-38494).

*10.26
Form of Performance-Based Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, File No. 001-38494).

*10.27
Form of Non-Employee Director Restricted Stock Unit Agreement for grants commencing in 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, File No. 001-38494).

19	Arcosa’s Insider Trading Policies and Procedures (filed herewith).
21	Listing of subsidiaries of Arcosa, Inc. (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
23.2	Consent of John T. Boyd Company (filed herewith).
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
95	Mine Safety Disclosure Exhibit (filed herewith).
97	Arcosa, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, File No. 001-38494).
101.INS	Inline XBRL Instance Document (filed electronically herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Management contracts and compensatory plan arrangements

Item 16. Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCOSA, INC.	By:	/s/ Gail M. Peck
Registrant		Gail M. Peck
Chief Financial Officer
February 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Antonio Carrillo	President and Chief Executive Officer and Director	February 28, 2025
Antonio Carrillo	(Principal Executive Officer)

/s/ Gail M. Peck	Chief Financial Officer	February 28, 2025
Gail M. Peck	(Principal Financial Officer)

/s/ Eric D. Hurst	Vice President, Controller	February 28, 2025
Eric D. Hurst	(Principal Accounting Officer)

/s/ Rhys J. Best	Non-Executive Chairman	February 28, 2025
Rhys J. Best

/s/ Joseph Alvarado	Director	February 28, 2025
Joseph Alvarado

/s/ Jeffrey A. Craig	Director	February 28, 2025
Jeffrey A. Craig

/s/ Steven J. Demetriou	Director	February 28, 2025
Steven J. Demetriou

/s/ John W. Lindsay	Director	February 28, 2025
John W. Lindsay

/s/ Kimberly S. Lubel	Director	February 28, 2025
Kimberly S. Lubel

/s/ Julie A. Piggott	Director	February 28, 2025
Julie A. Piggott

/s/ Melanie M. Trent	Director	February 28, 2025
Melanie M. Trent