Form 10-Q
period 2025-03-31
Arcosa, Inc.
filed 2025-05-07
CIK 1739445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2025

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At April 15, 2025, the number of shares of common stock outstanding was 48,816,087.

ARCOSA, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Arcosa, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2025	2024

	(in millions)
Revenues	$632.0	$598.6
Operating costs:
Cost of revenues	506.6	487.0
Selling, general, and administrative expenses	73.7	69.1
Gain on disposition of property, plant, equipment, and other assets	(3.8)	(3.9)
Gain on sale of businesses	(0.3)	(7.0)
	576.2	545.2
Total operating profit	55.8	53.4

Interest expense	28.3	8.3
Other income, net	(1.7)	(2.2)
Income before income taxes	29.2	47.3

Provision for income taxes	5.6	8.1

Net income	$23.6	$39.2

Net income per common share:
Basic	$0.48	$0.81
Diluted	$0.48	$0.80
Weighted average number of shares outstanding:
Basic	48.7	48.5
Diluted	49.2	48.9
Dividends declared per common share	$0.05	$0.05

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2025	2024

	(in millions)
Net income	$23.6	$39.2
Other comprehensive income (loss):
Currency translation adjustment:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.0 and $0.0	—	(0.4)
	—	(0.4)
Comprehensive income	$23.6	$38.8

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(unaudited)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$167.9	$187.3
Receivables, net of allowance	427.6	350.2
Inventories:
Raw materials and supplies	152.3	147.1
Work in process	30.8	36.2
Finished goods	181.9	176.6
	365.0	359.9
Other	50.8	56.6
Total current assets	1,011.3	954.0

Property, plant, and equipment, net	2,117.9	2,129.4
Goodwill	1,343.2	1,361.2
Intangibles, net	331.0	338.3
Deferred income taxes	2.8	2.8
Other assets	127.7	129.8
	$4,933.9	$4,915.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$283.5	$237.3
Accrued liabilities	144.1	166.4
Advance billings	71.2	100.2
Current portion of long-term debt	11.2	12.1
Total current liabilities	510.0	516.0

Debt	1,675.1	1,676.8
Deferred income taxes	202.8	200.6
Other liabilities	91.5	93.9
	2,479.4	2,487.3
Stockholders’ equity:
Common stock – 200.0 shares authorized	0.5	0.5
Capital in excess of par value	1,703.3	1,696.5
Retained earnings	770.0	748.9
Accumulated other comprehensive loss	(17.7)	(17.7)
Treasury stock	(1.6)	—
	2,454.5	2,428.2
	$4,933.9	$4,915.5
See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2025	2024

	(in millions)
Operating activities:
Net income	$23.6	$39.2
Adjustments to reconcile net income to net cash provided (required) by operating activities:
Depreciation, depletion, and amortization	53.6	42.8
Stock-based compensation expense	6.7	6.7
Provision for deferred income taxes	1.3	7.1
Gain on disposition of property, plant, equipment, and other assets	(3.8)	(3.9)
Gain on sale of businesses	(0.3)	(7.0)
(Increase) decrease in other assets	1.4	(2.2)
Increase (decrease) in other liabilities	(2.9)	(2.4)
Other	0.4	(4.4)
Changes in current assets and liabilities:
(Increase) decrease in receivables	(77.6)	(10.2)
(Increase) decrease in inventories	(4.1)	4.5
(Increase) decrease in other current assets	5.8	1.2
Increase (decrease) in accounts payable	46.2	3.7
Increase (decrease) in advance billings	(29.0)	5.0
Increase (decrease) in accrued liabilities	(22.0)	0.4
Net cash provided (required) by operating activities	(0.7)	80.5

Investing activities:
Proceeds from disposition of property, plant, equipment, and other assets	5.0	4.2
Proceeds from sale of businesses	—	6.7
Capital expenditures	(34.0)	(54.4)
Cash received (paid) for acquisitions	17.6	—
Net cash required by investing activities	(11.4)	(43.5)

Financing activities:
Payments to retire debt	(3.3)	(1.7)
Proceeds from issuance of debt	—	40.0
Dividends paid to common stockholders	(2.5)	(2.4)
Purchase of shares to satisfy employee tax on vested stock	(1.5)	(1.2)
Net cash provided (required) by financing activities	(7.3)	34.7
Net increase (decrease) in cash and cash equivalents	(19.4)	71.7
Cash and cash equivalents at beginning of period	187.3	104.8
Cash and cash equivalents at end of period	$167.9	$176.5

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at December 31, 2023	48.6	$0.5	$1,682.8	$664.9	$(16.2)	—	$—	$2,332.0
Net income	—	—	—	39.2	—	—	—	39.2
Other comprehensive income	—	—	—	—	(0.4)	—	—	(0.4)
Cash dividends on common stock	—	—	—	(2.4)	—	—	—	(2.4)
Restricted shares, net	—	—	6.8	—	—	—	(1.4)	5.4
Balances at March 31, 2024	48.6	$0.5	$1,689.6	$701.7	$(16.6)	—	$(1.4)	$2,373.8

Balances at December 31, 2024	48.8	$0.5	$1,696.5	$748.9	$(17.7)	—	$—	$2,428.2
Net income	—	—	—	23.6	—	—	—	23.6
Other comprehensive income	—	—	—	—	—	—	—	—
Cash dividends on common stock	—	—	—	(2.5)	—	—	—	(2.5)
Restricted shares, net	—	—	6.8	—	—	—	(1.6)	5.2
Balances at March 31, 2025	48.8	$0.5	$1,703.3	$770.0	$(17.7)	—	$(1.6)	$2,454.5

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1. Overview and Summary of Significant Accounting Policies
Basis of Presentation
Arcosa, Inc. and its consolidated subsidiaries (“Arcosa,” the “Company,” “we,” or “our”), headquartered in Dallas, Texas, is a provider of infrastructure-related products and solutions with leading brands serving construction, engineered structures, and transportation markets in North America. Arcosa is a Delaware corporation and was incorporated in 2018 as a publicly-traded company, listed on the New York Stock Exchange.
The accompanying Consolidated Financial Statements are unaudited and have been prepared from the books and records of Arcosa, Inc. and its consolidated subsidiaries. All normal and recurring adjustments necessary for a fair presentation of the financial position of the Company and the results of operations, comprehensive income/loss, and cash flows have been made in conformity with accounting principles generally accepted in the U.S. (“GAAP”). All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, the financial condition and results of operations for the three months ended March 31, 2025 may not be indicative of Arcosa's expected business, financial condition, and results of operations for the year ending December 31, 2025.
These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited Consolidated Financial Statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2024.
Stockholders' Equity
In December 2024, the Company’s Board of Directors (the “Board") authorized a $50.0 million share repurchase program effective January 1, 2025 through December 31, 2026 to replace an expiring program of the same amount. For the three months ended March 31, 2025, the Company did not repurchase any shares, leaving the full amount of the $50.0 million authorization available as of March 31, 2025.
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
Engineered Structures
Within the Engineered Structures segment, revenue is recognized for wind towers and certain utility structures over time as the products are manufactured using an input approach based on the costs incurred relative to the total estimated costs of production. We recognize revenue over time for these products as they are highly customized to the needs of an individual customer resulting in no alternative use to the Company if not purchased by the customer after the contract is executed. In addition, we have the right to bill the customer for our work performed to date plus at least a reasonable profit margin for work performed. As of March 31, 2025, we had a contract asset of $67.6 million related to these contracts, compared to $65.5 million as of December 31, 2024, which is included in receivables, net of allowance, within the Consolidated Balance Sheets. The increase in the contract asset is attributed to timing of deliveries of finished structures to customers during the period. For all other products, revenue is recognized when the customer has accepted the product and legal title of the product has passed to the customer.
Transportation Products
The Transportation Products segment recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.

Revenues
Total revenues for the Company's reportable segments are presented below:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Aggregates	$165.3	$158.9
Specialty materials and asphalt	73.2	63.2
Aggregates intrasegment sales	(4.1)	(0.4)
Total Construction Materials	234.4	221.7
Construction site support	28.4	29.5
Construction Products	262.8	251.2

Utility, wind, and related structures	284.8	231.6
Engineered Structures	284.8	231.6

Inland barges	84.4	79.7
Steel components(1)	—	36.1
Transportation Products	84.4	115.8
Segment Totals before Eliminations	632.0	598.6
Eliminations	—	—
Consolidated Total	$632.0	$598.6
(1) On August 16, 2024, the Company completed the divestiture of its steel components business.
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of March 31, 2025:

Unsatisfied performance obligations as of March 31, 2025
Total Amount
(in millions)
Engineered Structures:
Utility, wind, and related structures	$1,094.1

Transportation Products:
Inland barges	$333.6
Approximately 59% of the unsatisfied performance obligations for our utility, wind, and related structures in our Engineered Structures segment are expected to be delivered during 2025, approximately 15% are expected to be delivered during 2026, and the remainder are expected to be delivered through 2028. Approximately 63% of the unsatisfied performance obligations for inland barges in our Transportation Products segment are expected to be delivered during 2025, and the remainder are expected to be delivered in 2026.
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
Financial Instruments
The Company considers all highly liquid debt instruments to be cash and cash equivalents if purchased with a maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and receivables. The Company places its cash investments in bank deposits and highly-rated money market funds, and its investment policy limits the amount of credit exposure to any one commercial issuer. We seek to limit concentrations of credit risk with respect to receivables with control procedures that monitor the credit worthiness of customers, together with the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance based upon the expected credit losses. Receivable balances determined to be uncollectible are charged against the allowance. To accelerate the conversion to cash, the Company may sell a portion of its trade receivables to third parties. The Company has no recourse to these receivables once they are sold but may have continuing involvement related to servicing and collection activities. The impact of these transactions in the Company's Consolidated Statements of Operations for the three months ended March 31, 2025 was not significant. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.
Recent Accounting Pronouncements
Recently adopted accounting pronouncements
Effective January 1, 2025, the Company adopted Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to improve the transparency of income tax disclosures by requiring 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. The standard also includes certain other amendments to improve the effectiveness of income tax disclosures. The additional disclosure requirements will be reflected in our Annual Report on Form 10-K for the year ending December 31, 2025. As ASU 2023-09 only modifies the Company's required income tax disclosures, the adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.
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
Recently issued accounting pronouncements not adopted as of March 31, 2025
In November 2024, the FASB issued Accounting Standards Update No. 2024-03. "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"), which requires public business entities to disclose additional information about certain key expense categories within major income statement captions in the notes to consolidated financial statements. These enhanced disclosures are expected to help investors more effectively understand an entity's performance, assess its prospects for future cash flows, and compare an entity's performance over time and with that of other entities. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its Consolidated Financial Statements.

Note 2. Acquisitions and Divestitures
2025 Acquisitions
There were no acquisitions completed during the three months ended March 31, 2025.
2024 Acquisitions
On October 1, 2024, we acquired substantially all of the construction materials business of Stavola Holding Corporation and its affiliated entities ("Stavola") for $1.2 billion in cash, subject to certain customary purchase price adjustments. The purchase price was funded with a combination of proceeds from a private offering of $600.0 million of 6.875% senior unsecured notes that closed on August 26, 2024 and $700.0 million in borrowings under a variable-rate secured term loan entered into on October 1, 2024. See Note 7 Debt for additional information. Stavola, which is included in our Construction Products segment, is an aggregates-led and vertically integrated construction materials company primarily serving the New York-New Jersey Metropolitan Statistical Area ("MSA") through its network of five hard rock natural aggregates quarries, twelve asphalt plants, and three recycled aggregates sites. The Stavola acquisition expanded our platform into the nation's largest MSA with industry-leading financial attributes. During the three months ended March 31, 2025, the Company received $17.6 million from escrow related to purchase price adjustments in accordance with the terms of the purchase agreement for the Stavola acquisition, which reduced the total purchase price consideration.
The Stavola acquisition was recorded as a business combination based on a preliminary valuation of assets acquired and liabilities assumed at their acquisition date fair values using unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets and liabilities ("Level 3" inputs). We expect to complete our purchase price allocation as soon as reasonably possible, not to exceed one year from the acquisition date. Adjustments to the preliminary purchase price allocation could be material, particularly with respect to our preliminary estimates of property, plant, and equipment, including mineral reserves. The following table details the preliminary purchase price allocation as of the acquisition date:

(in millions)
Cash	$0.7
Receivables, net of allowance	69.2
Inventories	23.5
Other current assets	2.6
Property, plant, and equipment, including mineral reserves	743.0
Goodwill	333.6
Intangibles	41.0
Other assets	24.9
Accounts payable	(17.9)
Accrued liabilities	(2.5)
Advance billings	(0.8)
Other liabilities	(25.3)
Total net assets acquired	$1,192.0
Goodwill represents the excess of the purchase consideration over the preliminary valuation of the net assets acquired. The acquired goodwill, which has been assigned to the Construction Products segment, is tax-deductible and primarily attributable to Stavola's market position and existing workforce. The acquired intangibles include beneficial use rights, recycling permits, and the Stavola trade name, which have a useful life of 34 years, 20 years, and 5 years, respectively.
On October 1, 2024, the Company also entered into three separate lease agreements for properties owned by the sellers. These lease agreements were accounted for separately from the Stavola acquisition and the corresponding right of use assets and lease liabilities of $12.5 million and $12.6 million, respectively, are reflected in the Consolidated Balance Sheet as of March 31, 2025.
Revenues and operating profit (loss) included in the Consolidated Statement of Operations were approximately $26.4 million and $(11.0) million during the three months ended March 31, 2025, respectively. Non-recurring transaction costs incurred during the three months ended March 31, 2025 were approximately $0.7 million.
In July 2024, we completed the acquisition of a Phoenix, Arizona based natural aggregates business in our Construction Products segment, for a total purchase price of $35.0 million.

In April 2024, we completed the acquisition of Ameron Pole Products LLC ("Ameron"), a leading manufacturer of highly engineered, premium concrete and steel poles for a broad range of infrastructure applications, including lighting, traffic, electric distribution, and small-cell telecom, for a total purchase price of $180.0 million. With operations in Alabama, California, and Oklahoma, Ameron is included in our Engineered Structures segment. The acquisition was funded with $160.0 million of borrowings under our revolving credit facility and cash on hand. The acquisition was recorded as a business combination based on a valuation of the assets acquired and liabilities assumed at their acquisition date fair value using Level 3 inputs. The final valuation resulted in the recognition of, among others, $60.8 million of property, plant, and equipment, $25.6 million of customer relationships, $18.1 million of inventory, $12.8 million of developed technology, $12.0 million of accounts receivable, $8.9 million of trademarks and $42.3 million of goodwill in our Engineered Structures segment. The acquired goodwill, which is tax-deductible, primarily relates to Ameron's market position and existing workforce.
Divestitures
There were no divestitures completed during the three months ended March 31, 2025.
On August 16, 2024, the Company completed the divestiture of its steel components business. The steel components business, previously reported in the Transportation Products segment, was a leading supplier of railcar coupling devices, railcar axles, and circular forgings. The total consideration for the divestiture was $110.0 million consisting of $55.0 million in cash, a $25.0 million seller's note and a $30.0 million earnout of which the estimated fair value as of March 31, 2025 was $15.6 million. See Note 3 Fair Value Accounting. During the three months ended March 31, 2025, the Company recognized a gain of $0.3 million, primarily due to the change in the estimated fair value of the earnout. Revenues and operating profit (loss) of the steel components business were $36.1 million and $2.5 million, respectively, for the three months ended March 31, 2024. As the steel components business was not core to Arcosa's long-term strategy, its divestiture was not considered a strategic shift that would have a major effect on the Company's operations or financial results from either a quantitative or qualitative perspective. Accordingly, it is not reported as a discontinued operation.
During the three months ended June 30, 2024, we completed the divestiture of certain assets and liabilities of a single-location asphalt and paving operation in our Construction Products segment and the sale of a non-operating facility in our Engineered Structures segment. The total consideration for these divestitures was $27.3 million.

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of March 31, 2025
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets:
Cash equivalents	$66.0	$—	$—	$66.0
Contingent consideration(1)	$—	$—	$15.6	$15.6
Total assets	$66.0	$—	$15.6	$81.6

Liabilities:
Contingent consideration(2)	$—	$—	$1.5	$1.5
Total liabilities	$—	$—	$1.5	$1.5

	Fair Value Measurement as of December 31, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets:
Cash equivalents	$133.0	$—	$—	$133.0
Contingent consideration(1)	$—	$—	$15.4	$15.4
Total assets	$133.0	$—	$15.4	$148.4

Liabilities:
Contingent consideration(2)	$—	$—	$1.4	$1.4
Total liabilities	$—	$—	$1.4	$1.4

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
Transportation Products. The Transportation Products segment primarily manufactures and sells inland barges, fiberglass barge covers, winches, marine hardware, and other transportation and industrial equipment. In August 2024, the Company completed the sale of its steel components business, which manufactured and sold steel components for railcars. See Note 2 Acquisitions and Divestitures.
The financial information for these segments is shown in the tables below. We operate principally in North America.
Three Months Ended March 31, 2025

	Construction Products	Engineered Structures	Transportation Products	Corporate	Eliminations	Consolidated
	(in millions)
Revenues	$262.8	$284.8	$84.4	$—	$—	$632.0
Operating Costs
Cost of revenues	217.1	222.6	66.9	—	—	506.6
Selling, general, and administrative	31.2	23.2	3.9	15.4	—	73.7
Gain on disposition of property, plant, equipment, and other assets	(3.8)	—	—	—	—	(3.8)
Gain on sale of businesses	—	—	(0.3)	—	—	(0.3)
Operating profit (loss)	$18.3	$39.0	$13.9	$(15.4)	$—	$55.8

Depreciation, depletion, and amortization	$38.6	$12.7	$1.9	$0.4	$—	$53.6
Assets	$3,285.4	$1,252.0	$157.9	$238.6	$—	$4,933.9
Capital Expenditures	$24.4	$7.6	$1.0	$1.0	$—	$34.0

Three Months Ended March 31, 2024

	Construction Products	Engineered Structures	Transportation Products	Corporate	Eliminations	Consolidated
	(in millions)
Revenues	$251.2	$231.6	$115.8	$—	$—	$598.6
Operating Costs
Cost of revenues	198.3	193.8	94.9	—	—	487.0
Selling, general, and administrative	28.0	18.5	6.3	16.3	—	69.1
Gain on disposition of property, plant, equipment, and other assets	(3.9)	—	—	—	—	(3.9)
Gain on sale of businesses	—	(7.0)	—	—	—	(7.0)
Operating profit (loss)	$28.8	$26.3	$14.6	$(16.3)	$—	$53.4

Depreciation, depletion, and amortization	$30.1	$7.9	$4.0	$0.8	$—	$42.8
Assets	$2,067.7	$1,084.5	$305.9	$210.0	$—	$3,668.1
Capital Expenditures	$30.7	$21.4	$1.9	$0.4	$—	$54.4

Note 5. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
	(in millions)
Land	$158.0	$158.3
Mineral reserves	1,113.2	1,111.7
Buildings and improvements	369.8	366.4
Machinery and other	1,323.4	1,292.8
Construction in progress	124.5	129.7
	3,088.9	3,058.9
Less accumulated depreciation and depletion	(971.0)	(929.5)
	$2,117.9	$2,129.4

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill by segment is as follows:

	March 31, 2025	December 31, 2024
	(in millions)
Construction Products	$843.2	$861.2
Engineered Structures	480.1	480.1
Transportation Products	19.9	19.9
	$1,343.2	$1,361.2
The decrease in Construction Products goodwill during the three months ended March 31, 2025 is due to purchase price adjustments from the Stavola acquisition. See Note 2 Acquisitions and Divestitures.

Intangible Assets
Intangibles, net consisted of the following:

	March 31, 2025	December 31, 2024
	(in millions)
Intangibles with indefinite lives - Trademarks	$43.8	$43.8

Intangibles with definite lives:
Customer relationships	169.1	169.1
Permits	178.1	178.1
Other	49.6	49.6
	396.8	396.8
Less accumulated amortization	(109.6)	(102.3)
	287.2	294.5
Intangible assets, net	$331.0	$338.3

Note 7. Debt
The following table summarizes the components of debt as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

	(in millions)
Revolving credit facility	$—	$—
Term Loan	698.2	700.0
2021 Senior Notes - 4.375% due April 2029	400.0	400.0
2024 Senior Notes - 6.875% due August 2032	600.0	600.0
Finance leases (see Note 8 Leases)	5.5	7.1
	1,703.7	1,707.1
Less: unamortized debt issuance costs	(17.4)	(18.2)
Total debt	$1,686.3	$1,688.9
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

As of March 31, 2025, we had no outstanding loans borrowed and approximately $0.1 million of letters of credit outstanding under our revolving credit facility, which left $699.9 million available for borrowing. The majority of our letters of credit expire in 2025, and the majority of our letter of credit obligations support the Company’s various insurance programs and generally renew by their terms each year.
The interest rates for revolving loans under the Credit Agreement are variable based on the daily simple or term SOFR, plus a 10-basis point credit spread adjustment, or an alternate base rate, in each case plus a margin for borrowing. A commitment fee accrues on the average daily unused portion of the revolving credit facility. The margin for revolving borrowings and commitment fee rate are determined based on the Company’s consolidated total net leverage ratio (as measured by a consolidated funded indebtedness, less the aggregate amount of unrestricted cash up to a maximum amount not to exceed $150.0 million, to consolidated EBITDA ratio). As of March 31, 2025, the margin for borrowing based on SOFR was set at 2.00% and the commitment fee rate was set at 0.35%.
The revolving credit facility portion of the Credit Agreement requires the maintenance of certain ratios related to leverage and interest coverage. As of March 31, 2025, we were in compliance with all such financial covenants. Borrowings under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Company. On October 1, 2024, we collateralized our obligations under the Credit Agreement with substantially all of our and our subsidiary guarantors' personal property (with certain exceptions).
The carrying value of revolving borrowings under the Credit Agreement approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input). See Note 3 Fair Value Accounting.
In connection with the Credit Agreement, the Company incurred debt issuance costs of approximately $1.9 million. As of March 31, 2025, total unamortized debt issuance costs related to the prior and amended revolving credit facilities were $3.4 million. These costs are included in other assets on the Consolidated Balance Sheet and are amortized into interest expense over the term of the Credit Agreement.
Term Loan
The Credit Agreement provides for a new secured term loan facility (the “Term Loan”) in an aggregate principal amount of $700.0 million. The Term Loan was funded on October 1, 2024 with the closing of the Stavola acquisition, of which $100.0 million was used to pay down the Company's revolving credit facility. The Term Loan requires, among other things, (i) mandatory prepayments from excess cash flow on an annual basis, commencing with the fiscal year ending December 31, 2025, (ii) mandatory prepayments with proceeds of certain asset sales and debt issuances, and (iii) quarterly principal amortization payments in an amount equal to 0.25% of the initial Term Loan. The Term Loan has a maturity date of October 1, 2031. The interest rate for the Term Loan is based on SOFR plus 2.25% per year. The Term Loan is prepayable at any time without penalty. The Term Loan is guaranteed by the same subsidiaries of the Company that guarantee our revolving credit facility, and the Term Loan is secured on a pari passu basis with our revolving credit facility.
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
The estimated fair values of the 2024 Notes and 2021 Notes as of March 31, 2025 were $610.0 million and $374.9 million, respectively, based on quoted market prices in a market with little activity (Level 2 input).

In connection with the issuance of the 2024 Notes and the 2021 Notes, the Company incurred $8.2 million and $6.6 million, respectively, of debt issuance costs.
The remaining principal payments under existing debt agreements as of March 31, 2025 are as follows:

	2025	2026	2027	2028	2029	Thereafter

	(in millions)
Term Loan	$5.2	$7.0	$7.0	$7.0	$7.0	$665.0
2021 Senior Notes - 4.375% due April 2029	—	—	—	—	400.0	—
2024 Senior Notes - 6.875% due August 2032	—	—	—	—	—	600.0

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
Future minimum lease payments for operating and finance lease obligations as of March 31, 2025 consisted of the following:

	Operating Leases	Finance Leases
	(in millions)
2025 (remaining)	$9.2	$3.7
2026	11.2	1.5
2027	8.0	0.4
2028	6.2	0.1
2029	5.8	—
Thereafter	55.6	—
Total undiscounted future minimum lease obligations	96.0	5.7
Less imputed interest	(34.0)	(0.2)
Present value of net minimum lease obligations	$62.0	$5.5

The following table summarizes our operating and finance leases and their classification within the Consolidated Balance Sheet.

	March 31, 2025	December 31, 2024

	(in millions)
Assets
Operating - Other assets	$61.8	$63.1
Finance - Property, plant, and equipment, net	10.9	12.3
Total lease assets	72.7	75.4

Liabilities
Current
Operating - Accrued liabilities	8.5	8.6
Finance - Current portion of long-term debt	4.2	5.2
Non-current
Operating - Other liabilities	53.5	54.7
Finance - Debt	1.3	1.9
Total lease liabilities	$67.5	$70.4

Note 9. Other, Net
Other, net (income) expense consists of the following items:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Interest income	$(1.8)	$(1.7)
Foreign currency exchange transactions	0.1	(0.5)
Other, net (income) expense	$(1.7)	$(2.2)

Note 10. Income Taxes
For interim income tax reporting, we estimate our annual effective tax rate and apply it to our year-to-date ordinary income (loss). Tax jurisdictions with a projected or year to date loss for which a tax benefit cannot be realized are excluded. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. We have open tax years from 2019 to 2024 with various significant tax jurisdictions.
Our effective tax rates of 19.2% and 17.1% for the three months ended March 31, 2025 and 2024, respectively, differed from the U.S. federal statutory rate of 21.0% due to Advanced Manufacturing Production ("AMP") tax credits, state income taxes, statutory depletion deductions, compensation-related items, and other foreign adjustments.

Note 11. Employee Retirement Plans
Total employee retirement plan expense, which includes related administrative expenses, is as follows:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Defined contribution plans	$4.4	$4.0
Multiemployer plans	0.5	0.4
	$4.9	$4.4
The Company contributes to various multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain union-represented employees at one of the facilities in our Engineered Structures segment and four of the facilities in our Construction Products segment acquired in the Stavola acquisition. The Company contributed $0.5 million and $0.4 million to the multiemployer plans for the three months ended March 31, 2025 and 2024, respectively. Total contributions to these plans for 2025 are expected to be approximately $2.9 million.

Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024 are as follows:

	Currency translation adjustments	Accumulated other comprehensive loss

	(in millions)
Balances at December 31, 2023	$(16.2)	$(16.2)
Other comprehensive income (loss), net of tax, before reclassifications	(0.4)	(0.4)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0 and $0.0	—	—
Other comprehensive income (loss)	(0.4)	(0.4)
Balances at March 31, 2024	$(16.6)	$(16.6)

Balances at December 31, 2024	$(17.7)	$(17.7)
Other comprehensive income (loss), net of tax, before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0 and $0.0	—	—
Other comprehensive income (loss)	—	—
Balances at March 31, 2025	$(17.7)	$(17.7)

Note 13. Stock-Based Compensation
Stock-based compensation totaled approximately $6.7 million for the three months ended March 31, 2025 and 2024.

Note 14. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income remaining after allocation to participating unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted earnings per common share includes the weighted average net impact of nonparticipating unvested restricted shares. Total weighted average restricted shares were 1.2 million for the three months ended March 31, 2025 and 2024.
The computation of basic and diluted earnings per share follows.

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS

	(in millions, except per share amounts)
Net income	$23.6			$39.2
Unvested restricted share participation	(0.1)			(0.1)
Net income per common share – basic	23.5	48.7	$0.48	39.1	48.5	$0.81
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.5		—	0.4
Net income per common share – diluted	$23.5	49.2	$0.48	$39.1	48.9	$0.80

Note 15. Commitments and Contingencies
The Company is involved in claims and lawsuits incidental to our business arising from various matters including commercial disputes, alleged product defect and/or warranty claims, intellectual property matters, personal injury claims, environmental issues, employment and/or workplace-related matters, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when probable losses can be reasonably estimated. At March 31, 2025, the reasonably possible losses and any related accruals for such matters were not significant.
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
Other commitments
In the normal course of business, at March 31, 2025, the Company was contingently liable for $200.1 million in surety bonds, which guarantee its own performance and are required by certain states and municipalities and their related agencies. The Company has indemnified the underwriting insurance companies against any exposure under the surety bonds. The Company is not aware of any circumstances that would result in material claims against these bonds.

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
•Company Overview
•Market Outlook
•Executive Overview
•Results of Operations
•Liquidity and Capital Resources
•Recent Accounting Pronouncements
•Forward-Looking Statements
Our MD&A should be read in conjunction with the Consolidated Financial Statements of Arcosa, Inc. and its consolidated subsidiaries (“Arcosa,” “Company,” “we,” or “our”) and related Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes in Item 8, “Financial Statements and Supplementary Data”, of our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report on Form 10-K”).

Company Overview
Arcosa, headquartered in Dallas, Texas, is a provider of infrastructure-related products and solutions with leading brands serving construction, engineered structures, and transportation markets in North America. Arcosa is a Delaware corporation and was incorporated in 2018 as a publicly-traded company, listed on the New York Stock Exchange.
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
•Within our Engineered Structures segment, our backlog as of March 31, 2025 provides good production visibility for the remainder of 2025. Our customers remain committed to taking delivery of these orders. In utility structures, order and inquiry activity continues to be healthy, as customers remain focused on grid hardening and reliability initiatives. The passage of the Inflation Reduction Act ("IRA") in August 2022, which included a long-term extension of the Production Tax Credit for new wind farm projects and introduced new Advanced Manufacturing Production (“AMP”) tax credits for companies that domestically manufacture and sell clean energy equipment in the U.S., is a significant catalyst for our wind towers business. Since the passage of the IRA, we have received new orders of $1.1 billion for delivery through 2028, a large portion of which will support wind energy expansion projects in the Southwest. As a result, we have opened a new plant in New Mexico and started delivering towers from this facility in the second quarter of 2024. The timing of new orders may be unpredictable, particularly as the market adjusts to a new presidential administration. However, we remain confident that further investment in wind energy is needed to meet the load growth demands in the U.S., and we continue to have discussions with our customers about additional orders for 2026 and beyond.
•Within our Transportation Products segment, our backlog for inland barges as of March 31, 2025 was $333.6 million, up 19.1% from the start of the year. Our customers remain committed to taking delivery of these orders. Our barge business is recovering from cyclical lows resulting from the onset of the COVID-19 pandemic when order levels fell sharply due to high steel prices throughout 2022 and 2023. Over this time, customer inquiries have remained healthy, initially for dry barges and more recently for tank barges. Both fleets continue to age as new builds have not kept pace with scrapping, which indicates future replacement demand. During the first quarter, we received orders of $142 million primarily for tank barges, which extends our tank barge backlog well into 2026. For dry barges, we have open slots in the fourth quarter to fill our 2025 planned capacity.

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
Financial Operations and Highlights
•Revenues for the three months ended March 31, 2025 increased 5.6% to $632.0 million compared to the three months ended March 31, 2024 due to higher revenues in Engineered Structures and Construction Products, partially offset by lower revenues in Transportation Products resulting from the divestiture of the steel components business.
•Operating profit for the three months ended March 31, 2025 totaled $55.8 million, an increase of $2.4 million year-over-year driven by higher operating profit in Engineered Structures and Transportation Products, partially offset by a decrease in Construction Products primarily driven by the seasonally dilutive impact of the acquired Stavola business, which is more impacted by the winter months than our legacy operations.
•Selling, general, and administrative expenses increased 6.7% for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to additional costs from recently acquired businesses. As a percentage of revenues, selling, general, and administrative expenses were 11.7% for the three months ended March 31, 2025, compared to 11.5% for the same period in 2024.
•Interest expense totaled $28.3 million, an increase of $20.0 million year-over-year driven by the additional debt incurred to finance the Stavola acquisition.
•The effective tax rate for the three months ended March 31, 2025 was 19.2%, compared to 17.1% for the same period in 2024. See Note 10 Income Taxes to the Consolidated Financial Statements.
•Net income for the three months ended March 31, 2025 was $23.6 million, compared to $39.2 million for the same period in 2024.
Our Engineered Structures and Transportation Products segments operate in cyclical industries. Additionally, results in our Construction Products segment are affected by weather and seasonal fluctuations with the second and third quarters historically being the quarters with the highest revenues.

Unsatisfied Performance Obligations (Backlog)
As of March 31, 2025, December 31, 2024, and March 31, 2024, our unsatisfied performance obligations, or backlog, were as follows:

	March 31, 2025	December 31, 2024	March 31, 2024

	(in millions)
Engineered Structures:
Utility, wind, and related structures	$1,094.1	$1,190.8	$1,366.7

Transportation Products:
Inland barges	$333.6	$280.1	$294.4
Approximately 59% of the unsatisfied performance obligations for utility, wind, and related structures in our Engineered Structures segment are expected to be delivered during 2025, approximately 15% are expected to be delivered during 2026, and the remainder are expected to be delivered through 2028. Approximately 63% of the unsatisfied performance obligations for inland barges in our Transportation Products segment are expected to be delivered during 2025, and the remainder are expected to be delivered during 2026.

Results of Operations
Overall Summary
Revenues

	Three Months Ended March 31,
	2025	2024	Percent Change
	(in millions)
Construction Products	$262.8	$251.2	4.6%
Engineered Structures	284.8	231.6	23.0
Transportation Products	84.4	115.8	(27.1)
Consolidated Total	$632.0	$598.6	5.6
Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024
•Revenues increased 5.6%.
•Revenues from Construction Products increased primarily due to the contribution from the Stavola acquisition, which closed in October 2024.
•Revenues from Engineered Structures increased primarily due to higher volumes in our wind towers business and the contribution from the acquired Ameron business, which closed in April 2024.
•Revenues from Transportation Products decreased due to the divestiture of the steel components business, which was completed in August 2024, partially offset by higher barge revenues.

Operating Costs

	Three Months Ended March 31,
	2025	2024	Percent Change
	(in millions)
Construction Products	$244.5	$222.4	9.9%
Engineered Structures	245.8	205.3	19.7
Transportation Products	70.5	101.2	(30.3)
Segment Totals before Corporate Expenses	560.8	528.9	6.0
Corporate	15.4	16.3	(5.5)
Consolidated Total	$576.2	$545.2	5.7

Depreciation, depletion, and amortization(1)	$53.6	$42.8	25.2
(1) Depreciation, depletion, and amortization are components of operating costs.
Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024
•Operating costs increased 5.7%.
•Operating costs for Construction Products increased due to additional costs from the acquired Stavola business.
•Operating costs for Engineered Structures increased primarily due to higher volumes in wind towers and increased costs from the acquired Ameron business.
•Operating costs for Transportation Products decreased primarily due to the divestiture of the steel components business, partially offset by higher inland barge volumes.
•Depreciation, depletion, and amortization expense increased as a result of recent acquisitions and organic growth investments.
•Selling, general, and administrative expenses increased 6.7% primarily due to additional costs from recently acquired businesses. As a percentage of revenues, selling, general, and administrative expenses was 11.7% for the three months ended March 31, 2025, compared to 11.5% for the same period in 2024.

Operating Profit (Loss)

	Three Months Ended March 31,
	2025	2024	Percent Change
	(in millions)
Construction Products	$18.3	$28.8	(36.5)%
Engineered Structures	39.0	26.3	48.3
Transportation Products	13.9	14.6	(4.8)
Segment Totals before Corporate Expenses	71.2	69.7	2.2
Corporate	(15.4)	(16.3)	(5.5)
Consolidated Total	$55.8	$53.4	4.5

Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024
•Operating profit increased 4.5%.
•Operating profit in Construction Products decreased primarily due to the seasonally dilutive impact of the acquired Stavola business.
•Operating profit in Engineered Structures increased due to higher wind tower volumes, operating improvements in our utility structures business and the accretive impact of the acquired Ameron business.
•Excluding the impact of the divested steel components business, operating profit in Transportation Products increased due to higher barge volumes.
For further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.

Other Income and Expense
Other, net (income) expense consists of the following items:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Interest income	$(1.8)	$(1.7)
Foreign currency exchange transactions	0.1	(0.5)
Other, net (income) expense	$(1.7)	$(2.2)

Income Taxes
The provision for income taxes results in effective tax rates that differ from the statutory rates. The Company's effective tax rate for the three months ended March 31, 2025 was 19.2% compared to 17.1% for the same period in 2024. The change in the tax rate for the three months ended March 31, 2025 is primarily due higher state taxes and foreign adjustments.
Our effective tax rate differs from the federal tax rate of 21.0% due to AMP tax credits, state income taxes, statutory depletion deductions, compensation-related items, and other foreign adjustments. See Note 10 Income Taxes to the Consolidated Financial Statements for further discussion of income taxes.

Segment Discussion
Construction Products

	Three Months Ended March 31,
	2025	2024	Percent
	($ in millions)		Change
Revenues:
Aggregates	$165.3	$158.9	4.0%
Specialty materials and asphalt	73.2	63.2	15.8
Aggregates intrasegment sales	(4.1)	(0.4)	925.0
Total Construction Materials	234.4	221.7	5.7
Construction site support	28.4	29.5	(3.7)
Total revenues	262.8	251.2	4.6

Operating costs:
Cost of revenues	217.1	198.3	9.5
Selling, general, and administrative expenses	31.2	28.0	11.4
Gain on disposition of property, plant, equipment, and other assets	(3.8)	(3.9)
Operating profit	$18.3	$28.8	(36.5)

Depreciation, depletion, and amortization(1)	$38.6	$30.1	28.2
(1) Depreciation, depletion, and amortization are components of operating profit.
Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024
•Revenues increased 4.6% primarily due to the acquisition of Stavola which contributed $26.4 million to revenues during the quarter. Organic revenues in our construction materials businesses declined as higher pricing was offset by lower volumes, a decrease in freight revenue, and a reduction in revenue from recently divested operations. Revenues in our trench shoring business decreased 3.7% primarily due to reduced steel prices and lower volumes.

•Cost of revenues increased 9.5% due to increased costs from the Stavola acquisition, including higher depreciation, depletion, and amortization expense. This was partially offset by a decrease in costs for our legacy businesses driven by lower organic volumes. As a percentage of revenues, cost of revenues increased to 82.6% in the current period, compared to 78.9% in the prior period.
•Selling, general, and administrative expenses increased 11.4% due to additional costs from Stavola partially offset by lower costs in our legacy businesses. Selling, general, and administrative expenses as a percentage of revenues was 11.9% in the current period, compared to 11.1% in the prior period.
•Operating profit decreased 36.5% primarily due to impact of the Stavola acquisition, which is more seasonally impacted by the winter months than our legacy operations. Stavola reduced operating profit by $11 million in the current period. On an organic basis, operating profit increased slightly as increased unit profitability was partially offset by volume declines.
•Depreciation, depletion, and amortization expense increased 28.2% primarily due to the acquisition of Stavola, including the fair market value write-up of long-lived assets.

Engineered Structures

	Three Months Ended March 31,
	2025	2024	Percent
	($ in millions)		Change
Revenues:
Utility, wind, and related structures	$284.8	$231.6	23.0%
Total revenues	284.8	231.6	23.0

Operating costs:
Cost of revenues	222.6	193.8	14.9
Selling, general, and administrative expenses	23.2	18.5	25.4
Gain on sale of business	—	(7.0)
Operating profit	$39.0	$26.3	48.3

Depreciation and amortization(1)	$12.7	$7.9	60.8
(1) Depreciation and amortization are components of operating profit.
Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024
•Revenues increased 23.0% primarily due to higher volumes in our wind towers business and the contribution from the acquired Ameron business. Revenues for utility structures decreased slightly as higher volumes and improved product mix was offset by lower steel prices.
•Cost of revenues increased 14.9% primarily due to increased costs from the acquired Ameron business and higher wind towers volumes. Costs of revenues for utility structures declined as lower steel costs more than offset increased volumes. As a percentage of revenues, cost of revenues decreased to 78.2% in the current period, compared to 83.7% in the prior period. This decrease is partially attributed to startup costs incurred in the prior period for the new concrete utility structure and wind tower facilities.
•Selling, general, and administrative expenses increased 25.4% primarily due to additional costs from the acquired Ameron business. Selling, general, and administrative expenses as a percentage of revenues was 8.1% in the current period, compared to 8.0% in the prior period.
•Operating profit increased 48.3% primarily due to higher wind tower volumes, operating improvements in our utility structures business and the accretive impact of the acquired Ameron business.
•Depreciation and amortization expense increased primarily due to the acquired Ameron business and organic growth investments.

Unsatisfied Performance Obligations (Backlog)
As of March 31, 2025, the backlog for utility, wind, and related structures was $1,094.1 million, compared to $1,190.8 million and $1,366.7 million as of December 31, 2024 and March 31, 2024, respectively. Approximately 59% of these unsatisfied performance obligations are expected to be delivered during 2025, approximately 15% during 2026, and the remainder are expected to be delivered through 2028.

Transportation Products

	Three Months Ended March 31,
	2025	2024	Percent
	($ in millions)		Change
Revenues:
Inland barges	$84.4	$79.7	5.9%
Steel components	—	36.1	(100.0)
Total revenues	84.4	115.8	(27.1)

Operating costs:
Cost of revenues	66.9	94.9	(29.5)
Selling, general, and administrative expenses	3.9	6.3	(38.1)
Gain on sale of business	(0.3)	—
Operating profit	$13.9	$14.6	(4.8)

Depreciation and amortization (1)	$1.9	$4.0	(52.5)
(1) Depreciation and amortization are components of operating profit.
Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024
•Revenues decreased 27.1% resulting from the sale of the steel components business. Inland barge revenues increased 5.9%, driven by higher tank barge deliveries.
•Cost of revenues decreased 29.5% driven by the steel components divestiture, partially offset by higher cost of revenues for the inland barge business due to increased volumes.
•Selling, general, and administrative expenses were roughly flat, excluding the impact of the steel components business from the prior period.
•Operating profit increased 12.4%, excluding the impact of the steel components divestiture, driven by increased operating profit for the barge business primarily due to increased tank barge volumes.
Unsatisfied Performance Obligations (Backlog)
As of March 31, 2025, the backlog for inland barges was $333.6 million, compared to $280.1 million and $294.4 million as of December 31, 2024 and March 31, 2024, respectively. Approximately 63% of the unsatisfied performance obligations for inland barges are expected to be delivered during 2025, and the remainder are expected to be delivered in 2026.

Corporate

	Three Months Ended March 31,
	2025	2024	Percent
	(in millions)		Change
Corporate overhead costs	$15.4	$16.3	(5.5)%

Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024
•Corporate overhead costs decreased 5.5% primarily due to lower acquisition and divestiture-related expenses of $0.8 million, compared to $1.6 million for the same period in 2024.

Liquidity and Capital Resources
Arcosa’s primary liquidity requirement consists of funding our business operations, including operating expenses, capital expenditures, working capital investment, and our regular quarterly dividend. Our primary sources of liquidity include cash flow from operations, our existing cash balance, availability under the revolving credit facility, and, as necessary, the issuance of additional long-term debt or equity. We may also consider undertaking disciplined acquisitions, organic growth, investment projects, additional return of capital to stockholders, or funding other general corporate purposes to the extent we have available liquidity.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Total cash provided by (required by):
Operating activities	$(0.7)	$80.5
Investing activities	(11.4)	(43.5)
Financing activities	(7.3)	34.7
Net increase (decrease) in cash and cash equivalents	$(19.4)	$71.7
Operating Activities. Net cash required by operating activities for the three months ended March 31, 2025 was $0.7 million, compared to $80.5 million of net cash provided by operating activities for the three months ended March 31, 2024.
•The changes in current assets and liabilities resulted in a net use of cash of $80.7 million for the three months ended March 31, 2025, compared to a net source of cash of $4.6 million for the three months ended March 31, 2024. The current year activity was primarily driven by an increase in receivables and a decrease in advanced billings and accrued liabilities, partially offset by higher accounts payable.
Investing Activities. Net cash required by investing activities for the three months ended March 31, 2025 was $11.4 million, compared to $43.5 million for the three months ended March 31, 2024.
•Capital expenditures for the three months ended March 31, 2025 were $34.0 million, compared to $54.4 million for the same period last year. Full-year capital expenditures are expected to be approximately $145 to $165 million in 2025.
•Proceeds from the sale of property, plant, and equipment and other assets totaled $5.0 million for the three months ended March 31, 2025, compared to $4.2 million for the same period in 2024.
•For the three months ended March 31, 2025, cash received from acquisitions was $17.6 million due to escrow funds that were returned to Arcosa related to contractual purchase price adjustments in connection with the Stavola acquisition. There was no acquisition activity during the same period in 2024.
•There were no proceeds from the sale of businesses during the three months ended March 31, 2025, compared to $6.7 million for the same period in 2024.
Financing Activities. Net cash required by financing activities during the three months ended March 31, 2025 was $7.3 million, compared to net cash provided by financing activities of $34.7 million for the same period in 2024.
•Current year activity was driven by scheduled debt payments, dividends paid during the period, and shares purchased to satisfy employee taxes on vested stock.
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
As of March 31, 2025, we had no outstanding loans borrowed and approximately $0.1 million of letters of credit outstanding under our revolving credit facility, which left $699.9 million available for borrowing. The majority of our letters of credit expire in 2025, and the majority of our letter of credit obligations support the Company’s various insurance programs and generally renew by their terms each year.
The interest rates for revolving loans under the Credit Agreement are variable based on the daily simple or term SOFR, plus a 10-basis point credit spread adjustment, or an alternate base rate, in each case plus a margin for borrowing. A commitment fee accrues on the average daily unused portion of the revolving credit facility. The margin for revolving borrowings and commitment fee rate are determined based on the Company’s consolidated total net leverage ratio (as measured by a consolidated funded indebtedness, less the aggregate amount of unrestricted cash up to a maximum amount not to exceed $150.0 million, to consolidated EBITDA ratio). As of March 31, 2025, the margin for borrowing based on SOFR was set at 2.00% and the commitment fee rate was set at 0.35%.
The revolving credit facility portion of the Credit Agreement requires the maintenance of certain ratios related to leverage and interest coverage. As of March 31, 2025, we were in compliance with all such financial covenants. Borrowings under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Company. On October 1, 2024, we collateralized our obligations under the Credit Agreement with substantially all of our and our subsidiary guarantors' personal property (with certain exceptions).
The Credit Agreement provides for a Term Loan in an aggregate principal amount of $700.0 million. The Term Loan was funded on October 1, 2024 with the closing of the Stavola acquisition, of which $100.0 million was used to pay down the Company's revolving credit facility. The Term Loan requires, among other things, (i) mandatory prepayments from excess cash flow on an annual basis, commencing with the fiscal year ending December 31, 2025, (ii) mandatory prepayments with proceeds of certain asset sales and debt issuances, and (iii) quarterly principal amortization payments in an amount equal to 0.25% of the initial Term Loan. The Term Loan has a maturity date of October 1, 2031. The interest rate for the Term Loan is based on SOFR plus 2.25% per year. The Term Loan is prepayable at any time without penalty. The Term Loan is guaranteed by the same subsidiaries of the Company that guarantee our revolving credit facility, and the Term Loan is secured on a pari passu basis with our revolving credit facility.
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

Dividends and Repurchase Program
In February 2025, the Company declared a quarterly cash dividend of $0.05 per share that was paid on April 30, 2025.
In December 2024, the Board authorized a $50.0 million share repurchase program effective January 1, 2025 through December 31, 2026 to replace an expiring program of the same amount. For the three months ended March 31, 2025, the Company did not repurchase any shares, leaving the full amount of the $50.0 million authorization available as of March 31, 2025. See Note 1 Overview and Summary of Significant Accounting Policies to the Consolidated Financial Statements.

Recent Accounting Pronouncements
See Note 1 Overview and Summary of Significant Accounting Policies to the Consolidated Financial Statements for information about recent accounting pronouncements.

Forward-Looking Statements
This Quarterly Report on Form 10-Q (or statements otherwise made by the Company or on the Company's behalf from time to time in other reports, filings with the SEC, news releases, conferences, internet postings, or otherwise) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performances, estimates, projections, goals, and forecasts. Arcosa uses the words “anticipates,” “assumes,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” “plans,” and similar expressions to identify these forward-looking statements. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements include, among others:
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
Any forward-looking statement speaks only as of the date on which such statement is made. Arcosa undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. For a discussion of risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see Item 1A, “Risk Factors” in our 2024 Annual Report on Form 10-K and future Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2024 as set forth in our 2024 Annual Report on Form 10-K. See Note 9 Other, Net to the Consolidated Financial Statements for the impact of foreign exchange rate fluctuations for the three months ended March 31, 2025.

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

PART II

Item 1. Legal Proceedings
See Note 15 Commitments and Contingencies to the Consolidated Financial Statements regarding legal proceedings.

Item 1A. Risk Factors
There have been no material changes in the Company's risk factors from those set forth in our 2024 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended March 31, 2025:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2025 through January 31, 2025	44	$98.53	—	$50,000,000
February 1, 2025 through February 28, 2025	295	$92.62	—	$50,000,000
March 1, 2025 through March 31, 2025	18,302	$80.42	—	$50,000,000
Total	18,641	$80.66	—	$50,000,000
(1)     These columns include the following transactions during the three months ended March 31, 2025: (i) the surrender to the Company of 18,641 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of no shares of common stock on the open market as part of the stock repurchase program.
(2)     In December 2024, the Board authorized a $50.0 million share repurchase program effective January 1, 2025 through December 31, 2026 to replace an expiring program of the same amount.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information
During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation of Arcosa, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 filed on October 31, 2018, File No. 333-228098).
3.2	Amended and Restated Bylaws of Arcosa, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed December 12, 2022, File No. 001-38494).
10.1	First Amendment to the Arcosa, Inc. 2022 Change in Control Severance Plan, dated February 26, 2025 (filed herewith).
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
95	Mine Safety Disclosure Exhibit (filed herewith).
101.INS	Inline XBRL Instance Document (filed electronically herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arcosa, Inc.
(Registrant)

May 7, 2025	By:	/s/ Gail M. Peck
Gail M. Peck
Chief Financial Officer