Form 10-Q
period 2025-06-30
Arcosa, Inc.
filed 2025-08-08
CIK 1739445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At July 15, 2025, the number of shares of common stock outstanding was 49,044,906.

ARCOSA, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Arcosa, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Revenues	$736.9	$664.7	$1,368.9	$1,263.3
Cost of revenues	570.8	526.7	1,077.4	1,013.7
Gross profit	166.1	138.0	291.5	249.6

Selling, general, and administrative expenses	73.0	79.5	146.7	148.6
Gain on disposition of property, plant, equipment, and other assets	(4.5)	(2.0)	(8.3)	(5.9)
(Gain) loss on sale of businesses	2.8	(12.5)	2.5	(19.5)
Impairment charge	—	5.8	—	5.8
Operating profit	94.8	67.2	150.6	120.6

Interest expense	28.5	11.4	56.8	19.7
Interest income	(1.3)	(0.7)	(3.1)	(2.4)
Other (income) expense	(2.2)	3.3	(2.1)	2.8
Income before income taxes	69.8	53.2	99.0	100.5

Provision for income taxes	10.1	7.6	15.7	15.7

Net income	$59.7	$45.6	$83.3	$84.8

Net income per common share:
Basic	$1.22	$0.93	$1.70	$1.74
Diluted	$1.22	$0.93	$1.70	$1.74
Weighted average number of shares outstanding:
Basic	48.9	48.6	48.8	48.5
Diluted	49.0	48.7	48.9	48.7
Dividends declared per common share	$0.05	$0.05	$0.10	$0.10

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Net income	$59.7	$45.6	$83.3	$84.8
Other comprehensive income (loss):
Currency translation adjustment:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of ($0.2), $0.0, ($0.2) and $0.0	0.9	(0.2)	0.9	(0.6)
	0.9	(0.2)	0.9	(0.6)
Comprehensive income	$60.6	$45.4	$84.2	$84.2

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(unaudited)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$189.7	$187.3
Receivables, net of allowance	477.0	350.2
Inventories:
Raw materials and supplies	179.4	147.1
Work in process	38.5	36.2
Finished goods	188.9	176.6
	406.8	359.9
Other	43.2	56.6
Total current assets	1,116.7	954.0

Property, plant, and equipment, net	2,100.9	2,129.4
Goodwill	1,343.4	1,361.2
Intangibles, net	324.2	338.3
Deferred income taxes	2.6	2.8
Other assets	123.8	129.8
	$5,011.6	$4,915.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$297.5	$237.3
Accrued liabilities	161.4	166.4
Advance billings	58.4	100.2
Current portion of long-term debt	10.2	12.1
Total current liabilities	527.5	516.0

Debt	1,673.3	1,676.8
Deferred income taxes	212.5	200.6
Other liabilities	90.0	93.9
	2,503.3	2,487.3
Stockholders’ equity:
Common stock – 200.0 shares authorized	0.5	0.5
Capital in excess of par value	1,697.4	1,696.5
Retained earnings	827.2	748.9
Accumulated other comprehensive loss	(16.8)	(17.7)
	2,508.3	2,428.2
	$5,011.6	$4,915.5
See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2025	2024

	(in millions)
Operating activities:
Net income	$83.3	$84.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	109.7	89.4
Impairment charge	—	5.8
Stock-based compensation expense	13.4	14.1
Provision for deferred income taxes	11.9	14.4
Gain on disposition of property, plant, equipment, and other assets	(8.3)	(5.9)
(Gain) loss on sale of businesses	2.5	(19.5)
(Increase) decrease in other assets	2.3	(4.2)
Increase (decrease) in other liabilities	(3.7)	(9.7)
Other	5.7	(5.7)
Changes in current assets and liabilities:
(Increase) decrease in receivables	(126.3)	(80.6)
(Increase) decrease in inventories	(50.7)	21.9
(Increase) decrease in other current assets	13.4	11.3
Increase (decrease) in accounts payable	60.1	(11.3)
Increase (decrease) in advance billings	(41.8)	(2.3)
Increase (decrease) in accrued liabilities	(11.0)	16.3
Net cash provided by operating activities	60.5	118.8

Investing activities:
Proceeds from disposition of property, plant, equipment, and other assets	10.8	7.4
Proceeds from sale of businesses	—	33.3
Capital expenditures	(61.8)	(102.0)
Cash received (paid) for acquisitions	17.6	(179.9)
Net cash required by investing activities	(33.4)	(241.2)

Financing activities:
Payments to retire debt	(6.6)	(63.4)
Proceeds from issuance of debt	—	200.0
Dividends paid to common stockholders	(5.0)	(4.9)
Purchase of shares to satisfy employee tax on vested stock	(12.4)	(10.4)
Debt issuance costs	(0.7)	—
Net cash (required) provided by financing activities	(24.7)	121.3
Net increase (decrease) in cash and cash equivalents	2.4	(1.1)
Cash and cash equivalents at beginning of period	187.3	104.8
Cash and cash equivalents at end of period	$189.7	$103.7

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at March 31, 2024	48.6	$0.5	$1,689.6	$701.7	$(16.6)	—	$(1.4)	$2,373.8
Net income	—	—	—	45.6	—	—	—	45.6
Other comprehensive loss	—	—	—	—	(0.2)	—	—	(0.2)
Cash dividends on common stock	—	—	—	(2.5)	—	—	—	(2.5)
Restricted shares, net	0.3	—	7.8	—	—	(0.1)	(9.5)	(1.7)
Retirement of treasury stock	(0.1)	—	(10.9)	—	—	0.1	10.9	—
Balances at June 30, 2024	48.8	$0.5	$1,686.5	$744.8	$(16.8)	—	$—	$2,415.0

Balances at March 31, 2025	48.8	$0.5	$1,703.3	$770.0	$(17.7)	—	$(1.6)	$2,454.5
Net income	—	—	—	59.7	—	—	—	59.7
Other comprehensive income	—	—	—	—	0.9	—	—	0.9
Cash dividends on common stock	—	—	—	(2.5)	—	—	—	(2.5)
Restricted shares, net	0.4	—	6.7	—	—	(0.1)	(11.0)	(4.3)
Retirement of treasury stock	(0.1)	—	(12.6)	—	—	0.1	12.6	—
Balances at June 30, 2025	49.1	$0.5	$1,697.4	$827.2	$(16.8)	—	$—	$2,508.3

Balances at December 31, 2023	48.6	$0.5	$1,682.8	$664.9	$(16.2)	—	$—	$2,332.0
Net income	—	—	—	84.8	—	—	—	84.8
Other comprehensive loss	—	—	—	—	(0.6)	—	—	(0.6)
Cash dividends on common stock	—	—	—	(4.9)	—	—	—	(4.9)
Restricted shares, net	0.3	—	14.6	—	—	(0.1)	(10.9)	3.7
Retirement of treasury stock	(0.1)	—	(10.9)	—	—	0.1	10.9	—
Balances at June 30, 2024	48.8	$0.5	$1,686.5	$744.8	$(16.8)	—	$—	$2,415.0

Balances at December 31, 2024	48.8	$0.5	$1,696.5	$748.9	$(17.7)	—	$—	$2,428.2
Net income	—	—	—	83.3	—	—	—	83.3
Other comprehensive income	—	—	—	—	0.9	—	—	0.9
Cash dividends on common stock	—	—	—	(5.0)	—	—	—	(5.0)
Restricted shares, net	0.4	—	13.5	—	—	(0.1)	(12.6)	0.9
Retirement of treasury stock	(0.1)	—	(12.6)	—	—	0.1	12.6	—
Balances at June 30, 2025	49.1	$0.5	$1,697.4	$827.2	$(16.8)	—	$—	$2,508.3

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
The accompanying Consolidated Financial Statements are unaudited and have been prepared from the books and records of Arcosa, Inc. and its consolidated subsidiaries. All normal and recurring adjustments necessary for a fair presentation of the financial position of the Company and the results of operations, comprehensive income/loss, and cash flows have been made in conformity with accounting principles generally accepted in the U.S. (“GAAP”). All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, the financial condition and results of operations for the three and six months ended June 30, 2025 may not be indicative of Arcosa's expected business, financial condition, and results of operations for the year ending December 31, 2025.
These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited Consolidated Financial Statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2024.
Stockholders' Equity
In December 2024, the Company’s Board of Directors (the “Board") authorized a $50.0 million share repurchase program effective January 1, 2025 through December 31, 2026 to replace an expiring program of the same amount. For the three and six months ended June 30, 2025, the Company did not repurchase any shares, leaving the full amount of the $50.0 million authorization available as of June 30, 2025.
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
Construction Products
The Construction Products segment primarily recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.
Engineered Structures
Within the Engineered Structures segment, revenue is recognized for wind towers and certain utility structures over time as the products are manufactured using an input approach based on the costs incurred relative to the total estimated costs of production. We recognize revenue over time for these products as they are highly customized to the needs of an individual customer resulting in no alternative use to the Company if not purchased by the customer after the contract is executed. In addition, we have the right to bill the customer for our work performed to date plus at least a reasonable profit margin for work performed. As of June 30, 2025, we had a contract asset of $57.6 million related to these contracts, compared to $65.5 million as of December 31, 2024, which is included in receivables, net of allowance, within the Consolidated Balance Sheets. The decrease in the contract asset is attributed to timing of deliveries of finished structures to customers during the period. For all other products, revenue is recognized when the customer has accepted the product and legal title of the product has passed to the customer.
Transportation Products
The Transportation Products segment recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.

Revenues
Total revenues for the Company's reportable segments are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
			(in millions)
Aggregates	$194.0	$169.7	$359.3	$328.6
Specialty materials and asphalt	133.3	66.0	206.5	129.2
Aggregates intrasegment sales	(10.3)	(0.2)	(14.4)	(0.6)
Total Construction Materials	317.0	235.5	551.4	457.2
Construction site support	37.5	40.6	65.9	70.1
Construction Products	354.5	276.1	617.3	527.3

Utility and related structures	205.2	209.4	401.0	386.7
Wind towers	87.8	65.4	176.8	119.7
Engineered Structures	293.0	274.8	577.8	506.4

Inland barges	89.4	75.7	173.8	155.4
Steel components(1)	—	38.1	—	74.2
Transportation Products	89.4	113.8	173.8	229.6
Segment Totals before Eliminations	736.9	664.7	1,368.9	1,263.3
Eliminations	—	—	—	—
Consolidated Total	$736.9	$664.7	$1,368.9	$1,263.3
(1) On August 16, 2024, the Company completed the divestiture of its steel components business.
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of June 30, 2025:

Unsatisfied performance obligations as of June 30, 2025
Total Amount
(in millions)
Engineered Structures:
Utility and related structures	$450.0
Wind towers	$598.6

Transportation Products:
Inland barges	$277.0
In our Engineered Structures segment, 84% of the unsatisfied performance obligations for our utility and related structures are expected to be delivered during 2025, and substantially all of the remaining performance obligations are expected to be delivered in 2026. For our wind towers business, 30% are expected to be delivered during 2025, 24% are expected to be delivered during 2026, and the remainder are expected to be delivered through 2028.
For inland barges in our Transportation Products segment, 57% of the unsatisfied performance obligations are expected to be delivered during 2025, and the remainder are expected to be delivered in 2026.

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
Financial Instruments
The Company considers all highly liquid debt instruments to be cash and cash equivalents if purchased with a maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and receivables. The Company places its cash investments in bank deposits and highly-rated money market funds, and its investment policy limits the amount of credit exposure to any one commercial issuer. We seek to limit concentration of credit risk with respect to the Company's receivables with control procedures that monitor the credit worthiness of customers, together with the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance based upon the expected credit losses. Receivable balances determined to be uncollectible are charged against the allowance. To accelerate the conversion to cash, the Company may sell a portion of its trade receivables to third parties. The Company has no recourse to these receivables once they are sold but may have continuing involvement related to servicing and collection activities. The impact of these transactions in the Company's Consolidated Statements of Operations for the three and six months ended June 30, 2025 was not significant. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.
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
Recently issued accounting pronouncements not adopted as of June 30, 2025
In November 2024, the FASB issued Accounting Standards Update No. 2024-03. "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"), which requires public business entities to disclose additional information about certain key expense categories within major income statement captions in the notes to consolidated financial statements. These enhanced disclosures are expected to help investors more effectively understand an entity's performance, assess its prospects for future cash flows, and compare an entity's performance over time and with that of other entities. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its Consolidated Financial Statements.
Reclassifications
Certain prior year balances have been reclassified in the Consolidated Financial Statements and accompanying notes to the Consolidated Financial Statements to conform with the current year presentation.

Note 2. Acquisitions and Divestitures
2025 Acquisitions
There were no acquisitions completed during the three and six months ended June 30, 2025.
2024 Acquisitions
On October 1, 2024, we acquired substantially all of the construction materials business of Stavola Holding Corporation and its affiliated entities ("Stavola") for $1.2 billion in cash, subject to certain customary purchase price adjustments. The purchase price was funded with a combination of proceeds from a private offering of $600.0 million of 6.875% senior unsecured notes that closed on August 26, 2024 and $700.0 million in borrowings under a variable-rate secured term loan entered into on October 1, 2024. See Note 7 Debt for additional information. Stavola, which is included in our Construction Products segment, is an aggregates-led and vertically integrated construction materials company primarily serving the New York-New Jersey Metropolitan Statistical Area ("MSA") through its network of five hard rock natural aggregates quarries, twelve asphalt plants, and three recycled aggregates sites. The Stavola acquisition expanded our platform into the nation's largest MSA with industry-leading financial attributes. During the three months ended March 31, 2025, the Company received $17.6 million from escrow related to purchase price adjustments in accordance with the terms of the purchase agreement for the Stavola acquisition, which reduced the total purchase price consideration. There were no amounts received from escrow during the three months ended June 30, 2025.
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

(in millions)
Cash	$0.7
Receivables, net of allowance	69.2
Inventories	23.5
Other current assets	2.6
Property, plant, and equipment, including mineral reserves	743.0
Goodwill	333.8
Intangibles	41.0
Other assets	24.9
Accounts payable	(18.0)
Accrued liabilities	(2.6)
Advance billings	(0.8)
Other liabilities	(25.3)
Total net assets acquired	$1,192.0
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
On the acquisition date, the Company also entered into three separate lease agreements for properties owned by the sellers. These lease agreements were accounted for separately from the Stavola acquisition, and the corresponding right of use assets and lease liabilities of $12.4 million and $12.6 million, respectively, are reflected in the Consolidated Balance Sheet as of June 30, 2025.
Revenues and operating profit included in the Consolidated Statement of Operations were $90.3 million and $22.9 million, respectively, for the three months ended June 30, 2025, and $116.7 million and $11.9 million, respectively, for the six months ended June 30, 2025. Non-recurring transaction costs incurred during the three and six months ended June 30, 2025 were $0.5 million and $1.2 million, respectively.

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
Divestitures
There were no divestitures completed during the three and six months ended June 30, 2025.
In August 2024, the Company completed the divestiture of its steel components business. The steel components business, previously reported in the Transportation Products segment, was a leading supplier of railcar coupling devices, railcar axles, and circular forgings. The total consideration for the divestiture was $110.0 million consisting of $55.0 million in cash, a $25.0 million seller's note and a $30.0 million earnout, for which the estimated fair value as of June 30, 2025 was $12.8 million. See Note 3 Fair Value Accounting. During the three and six months ended June 30, 2025, the Company recognized a loss of $2.8 million and $2.5 million, respectively, primarily due to a change in the estimated fair value of the earnout, which is presented within operating profit in the Consolidated Statements of Operations. Revenues and operating profit of the steel components business were $38.1 million and $2.0 million, respectively, for the three months ended June 30, 2024, and $74.2 million and $4.5 million, respectively, for the six months ended June 30, 2024. As the steel components business was not core to Arcosa's long-term strategy, its divestiture was not considered a strategic shift that would have a major effect on the Company's operations or financial results from either a quantitative or qualitative perspective. Accordingly, it is not reported as a discontinued operation.
During the three months ended June 30, 2024, we completed the divestiture of certain assets and liabilities of a single-location asphalt and paving operation in our Construction Products segment and the sale of a non-operating facility in our Engineered Structures segment. The total consideration for these divestitures was $27.3 million.

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of June 30, 2025
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets:
Cash equivalents	$81.0	$—	$—	$81.0
Contingent consideration(1)	—	—	12.8	12.8
Total assets	$81.0	$—	$12.8	$93.8

	Fair Value Measurement as of December 31, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets:
Cash equivalents	$133.0	$—	$—	$133.0
Contingent consideration(1)	—	—	15.4	15.4
Total assets	$133.0	$—	$15.4	$148.4

Liabilities:
Contingent consideration(2)	$—	$—	$1.4	$1.4
Total liabilities	$—	$—	$1.4	$1.4

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
Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Contingent consideration relates to estimated future payments expected from businesses previously acquired or sold. We estimate the fair value of the contingent consideration using a model appropriate for the structure of the contingent consideration, which may include discounted cash flow models, Monte Carlo simulations, or option pricing models. The fair values are sensitive to changes in the forecast of the performance metrics and in other metrics such as discount rates and volatility. The fair value is reassessed quarterly based on assumptions used in our latest projections. See further discussion in Note 2 Acquisitions and Divestitures.

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
The financial information for these segments is shown in the tables below. We operate principally in North America.
Three Months Ended June 30, 2025

	Construction Products	Engineered Structures	Transportation Products	Corporate	Eliminations	Consolidated
	(in millions)
Revenues	$354.5	$293.0	$89.4	$—	$—	$736.9
Operating Costs
Cost of revenues	270.1	227.0	73.7	—	—	570.8
Selling, general, and administrative	30.3	23.2	4.1	15.4	—	73.0
Gain on disposition of property, plant, equipment, and other assets	(4.5)	—	—	—	—	(4.5)
Loss on sale of businesses	—	—	2.8	—	—	2.8
Operating profit (loss)	$58.6	$42.8	$8.8	$(15.4)	$—	$94.8

Depreciation, depletion, and amortization	$41.8	$12.0	$1.9	$0.4	$—	$56.1
Assets	$3,320.8	$1,298.0	$153.0	$239.8	$—	$5,011.6
Capital Expenditures	$18.6	$8.0	$0.8	$0.4	$—	$27.8

Six Months Ended June 30, 2025

	Construction Products	Engineered Structures	Transportation Products	Corporate	Eliminations	Consolidated
	(in millions)
Revenues	$617.3	$577.8	$173.8	$—	$—	$1,368.9
Operating Costs
Cost of revenues	487.2	449.6	140.6	—	—	1,077.4
Selling, general, and administrative	61.5	46.4	8.0	30.8	—	146.7
Gain on disposition of property, plant, equipment, and other assets	(8.3)	—	—	—	—	(8.3)
Loss on sale of businesses	—	—	2.5	—	—	2.5
Operating profit (loss)	$76.9	$81.8	$22.7	$(30.8)	$—	$150.6

Depreciation, depletion, and amortization	$80.4	$24.7	$3.8	$0.8	$—	$109.7
Assets	$3,320.8	$1,298.0	$153.0	$239.8	$—	$5,011.6
Capital Expenditures	$43.0	$15.6	$1.8	$1.4	$—	$61.8

Three Months Ended June 30, 2024

	Construction Products	Engineered Structures	Transportation Products	Corporate	Eliminations	Consolidated
	(in millions)
Revenues	$276.1	$274.8	$113.8	$—	$—	$664.7
Operating Costs
Cost of revenues	208.3	223.9	94.5	—	—	526.7
Selling, general, and administrative	29.1	23.8	6.7	19.9	—	79.5
Gain on disposition of property, plant, equipment, and other assets	(1.5)	(0.5)	—	—	—	(2.0)
Gain on sale of businesses	(5.0)	(7.5)	—	—	—	(12.5)
Impairment charge	5.8	—	—	—	—	5.8
Operating profit (loss)	$39.4	$35.1	$12.6	$(19.9)	$—	$67.2

Depreciation, depletion, and amortization	$29.4	$12.5	$4.1	$0.6	$—	$46.6
Assets	$2,058.0	$1,318.7	$291.4	$139.8	$—	$3,807.9
Capital Expenditures	$28.1	$16.2	$2.3	$1.0	$—	$47.6

Six Months Ended June 30, 2024

	Construction Products	Engineered Structures	Transportation Products	Corporate	Eliminations	Consolidated
	(in millions)
Revenues	$527.3	$506.4	$229.6	$—	$—	$1,263.3
Operating Costs
Cost of revenues	406.6	417.7	189.4	—	—	1,013.7
Selling, general, and administrative	57.1	42.3	13.0	36.2	—	148.6
Gain on disposition of property, plant, equipment, and other assets	(5.4)	(0.5)	—	—	—	(5.9)
Gain on sale of businesses	(5.0)	(14.5)	—	—	—	(19.5)
Impairment charge	5.8	—	—	—	—	5.8
Operating profit (loss)	$68.2	$61.4	$27.2	$(36.2)	$—	$120.6

Depreciation, depletion, and amortization	$59.5	$20.4	$8.1	$1.4	$—	$89.4
Assets	$2,058.0	$1,318.7	$291.4	$139.8	$—	$3,807.9
Capital Expenditures	$58.8	$37.6	$4.2	$1.4	$—	$102.0

Note 5. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
	(in millions)
Land	$170.0	$158.3
Mineral reserves	1,117.4	1,111.7
Buildings and improvements	391.4	366.4
Machinery and other	1,308.2	1,292.8
Construction in progress	129.2	129.7
	3,116.2	3,058.9
Less accumulated depreciation and depletion	(1,015.3)	(929.5)
	$2,100.9	$2,129.4
No impairment charges were recognized during the three and six months ended June 30, 2025. The Company recorded an impairment of $5.8 million during the three and six months ended June 30, 2024 related to the closure of the Company's aggregates operations in west Texas in our Construction Products segment. Depreciation and depletion related to assets that contribute to the production of revenue are included in cost of revenues on the Consolidated Statements of Operations.

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill by segment is as follows:

	June 30, 2025	December 31, 2024
	(in millions)
Construction Products	$843.4	$861.2
Engineered Structures	480.1	480.1
Transportation Products	19.9	19.9
	$1,343.4	$1,361.2
The decrease in Construction Products goodwill during the six months ended June 30, 2025 is due to purchase price adjustments from the Stavola acquisition. See Note 2 Acquisitions and Divestitures.
Intangible Assets
Intangibles, net consisted of the following:

	June 30, 2025	December 31, 2024
	(in millions)
Intangibles with indefinite lives - Trademarks	$43.8	$43.8

Intangibles with definite lives:
Customer relationships	167.3	169.1
Permits	178.1	178.1
Other	46.1	49.6
	391.5	396.8
Less accumulated amortization	(111.1)	(102.3)
	280.4	294.5
Intangible assets, net	$324.2	$338.3

Note 7. Debt
The following table summarizes the components of debt as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

	(in millions)
Revolving credit facility	$—	$—
Term Loan	696.5	700.0
2021 Senior Notes - 4.375% due April 2029	400.0	400.0
2024 Senior Notes - 6.875% due August 2032	600.0	600.0
Finance leases (see Note 8 Leases)	4.0	7.1
	1,700.5	1,707.1
Less: unamortized debt issuance costs	(17.0)	(18.2)
Total debt	$1,683.5	$1,688.9
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

On August 15, 2024, we entered into Amendment No. 1 to the Credit Agreement ("Amendment No. 1 to the Credit Agreement") to, among other things, (i) increase our revolving credit facility from $600.0 million to $700.0 million, (ii) collateralize the amended revolving credit facility with substantially all of our and our subsidiary guarantors' personal property (with certain exceptions), (iii) make the applicable margin for revolving borrowings, letters of credit and the commitment fee rate be based on our consolidated net leverage ratio (permitting up to $150.0 million of unrestricted cash to be netted from the calculation thereof), (iv) modify the margin for Secured Overnight Financing Rate ("SOFR")-based revolving borrowings and letters of credit to range from 1.25% to 2.50% per annum, (v) modify the margin for base rate revolving borrowings to range from 0.25% to 1.50%, (vi) modify the commitment fee that accrues on the unused portion of the revolving credit facility to range from 0.20% to 0.45%, and (vii) modify the maximum permitted leverage ratio to include a net debt concept (permitting up to $150.0 million of unrestricted cash to be netted from the calculation thereof), and to provide that such ratio shall be no greater than 5.00 to 1.00 during the fourth quarter of 2024 and the next two fiscal quarters, 4.50 to 1.00 for the next following two fiscal quarters, and 4.00 to 1.00 for each fiscal quarter thereafter (however, this maximum permitted leverage ratio may be increased to 4.50 to 1.00 for up to four fiscal quarters if a material acquisition is entered into). These amendments did not become effective until the closing of the Stavola acquisition on October 1, 2024. The amended revolving credit facility's maturity date of August 23, 2028 remains unchanged.
As of June 30, 2025, we had no outstanding loans borrowed under our revolving credit facility, which left $700.0 million available for borrowing.
The interest rates for revolving loans under the Credit Agreement are variable based on the daily simple or term SOFR, plus a 10-basis point credit spread adjustment, or an alternate base rate, in each case plus a margin for borrowing. A commitment fee accrues on the average daily unused portion of the revolving credit facility. The margin for revolving borrowings and commitment fee rate are determined based on the Company’s consolidated total net leverage ratio (as measured by a consolidated funded indebtedness, less the aggregate amount of unrestricted cash up to a maximum amount not to exceed $150.0 million, to consolidated EBITDA ratio). As of June 30, 2025, the margin for borrowing based on SOFR was set at 2.00% and the commitment fee rate was set at 0.35%.
The revolving credit facility portion of the Credit Agreement requires the maintenance of certain ratios related to leverage and interest coverage. As of June 30, 2025, we were in compliance with all such financial covenants. Borrowings under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Company. On October 1, 2024, we collateralized our obligations under the Credit Agreement with substantially all of our and our subsidiary guarantors' personal property (with certain exceptions).
The carrying value of revolving borrowings under the Credit Agreement approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input). See Note 3 Fair Value Accounting.
In connection with the Credit Agreement, the Company incurred debt issuance costs of approximately $1.9 million during the year ended December 31, 2024. As of June 30, 2025, total unamortized debt issuance costs related to the prior and amended revolving credit facilities were $3.2 million. These costs are included in other assets on the Consolidated Balance Sheet and are amortized into interest expense over the term of the Credit Agreement.
Term Loan
Amendment No. 1 to the Credit Agreement provided for a secured term loan facility (the “2024 Term Loan”) in an aggregate principal amount of $700.0 million. The 2024 Term Loan was funded on October 1, 2024 with the closing of the Stavola acquisition, of which $100.0 million was used to pay down the Company's revolving credit facility. The 2024 Term Loan required, among other things, (i) mandatory prepayments from excess cash flow on an annual basis, commencing with the fiscal year ending December 31, 2025, (ii) mandatory prepayments with proceeds of certain asset sales and debt issuances, and (iii) quarterly principal amortization payments in an amount equal to 0.25% of the 2024 Term Loan. The 2024 Term Loan had a maturity date of October 1, 2031. The interest rate for the 2024 Term Loan was based on SOFR plus 2.25% per year. The 2024 Term Loan was prepayable at any time without penalty. The 2024 Term Loan was guaranteed by the same subsidiaries of the Company that guarantee our revolving credit facility, and the 2024 Term Loan was secured on a pari passu basis with our revolving credit facility.
In connection with the issuance of the 2024 Term Loan, the Company incurred $7.0 million of debt issuance costs.

On June 17, 2025, we entered into Amendment No. 2 to the Credit Agreement to establish a new class of term loans (the "2025 Refinancing Term Loan") in an aggregate principal amount of $698.3 million. We used the 2025 Refinancing Term Loan's net proceeds, together with cash on hand, to satisfy the outstanding balance under the 2024 Term Loan. The interest rate for the 2025 Refinancing Term Loan is based on SOFR plus 2.00% per year, or an alternate base rate, plus 1.00% per year, a 0.25% per annum reduction from the 2024 Term Loan. If the 2025 Refinancing Term Loan is prepaid in connection with a repricing transaction or we effect any amendment to the Credit Agreement resulting in a repricing transaction, in either case within six months after the initial funding of the 2025 Refinancing Term Loan, there is a 1.00% premium on such prepaid amount or on the amount outstanding at the time such repricing transaction amendment becomes effective. Otherwise, the 2025 Refinancing Term Loan is prepayable at any time without premium or penalty (other than customary SOFR-related breakage costs). All other terms of the 2025 Refinancing Term Loan are the same as the 2024 Term Loan that was prepaid with the proceeds of the 2025 Refinancing Term Loan.
In connection with the issuance of the 2025 Refinancing Term Loan, the Company incurred $0.7 million of debt issuance costs.
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
The estimated fair values of the 2024 Notes and 2021 Notes as of June 30, 2025 were $623.0 million and $387.1 million, respectively, based on quoted market prices in a market with little activity (Level 2 input).
In connection with the issuance of the 2024 Notes and the 2021 Notes, the Company incurred $8.2 million and $6.6 million, respectively, of debt issuance costs.
The remaining principal payments under existing debt agreements as of June 30, 2025 are as follows:

	2025	2026	2027	2028	2029	Thereafter

	(in millions)
Term Loan	$3.5	$7.0	$7.0	$7.0	$7.0	$665.0
2021 Senior Notes - 4.375% due April 2029	—	—	—	—	400.0	—
2024 Senior Notes - 6.875% due August 2032	—	—	—	—	—	600.0

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

Future minimum lease payments for operating and finance lease obligations as of June 30, 2025 consisted of the following:

	Operating Leases	Finance Leases
	(in millions)
2025 (remaining)	$6.3	$2.2
2026	11.3	1.5
2027	8.1	0.4
2028	6.3	0.1
2029	5.8	—
Thereafter	55.7	—
Total undiscounted future minimum lease obligations	93.5	4.2
Less imputed interest	(33.4)	(0.2)
Present value of net minimum lease obligations	$60.1	$4.0
The following table summarizes our operating and finance leases and their classification within the Consolidated Balance Sheet.

	June 30, 2025	December 31, 2024

	(in millions)
Assets
Operating - Other assets	$59.7	$63.1
Finance - Property, plant, and equipment, net	9.6	12.3
Total lease assets	69.3	75.4

Liabilities
Current
Operating - Accrued liabilities	8.2	8.6
Finance - Current portion of long-term debt	3.2	5.2
Non-current
Operating - Other liabilities	51.9	54.7
Finance - Debt	0.8	1.9
Total lease liabilities	$64.1	$70.4

Note 9. Other
Other (income) expense consists of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Foreign currency exchange transactions	(2.2)	3.3	(2.1)	2.8
Other (income) expense	$(2.2)	$3.3	$(2.1)	$2.8

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
Our effective tax rates of 14.5% and 15.9% for the three and six months ended June 30, 2025, respectively, differed from the U.S. federal statutory rate of 21.0% due to Advanced Manufacturing Production ("AMP") tax credits, state income taxes, statutory depletion deductions, compensation-related items, and other foreign adjustments. Our effective tax rates of 14.3% and 15.6% for the three and six months ended June 30, 2024, respectively, differed from the U.S. federal statutory rate of 21.0% due to AMP tax credits, compensation-related items, state income taxes, statutory depletion deductions, and tax effects of foreign currency translations.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, the scaling back of, repeal of, and/or addition of stricter eligibility requirements for, several renewable-energy tax incentives, and the restoration of immediate deductibility of certain capital expenditures for tangible, depreciable personal property, and research and development expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing the impact of the OBBBA on our consolidated financial statements.

Note 11. Employee Retirement Plans
Total employee retirement plan expense, which includes related administrative expenses, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Defined contribution plans	$4.8	$4.6	$9.2	$8.6
Multiemployer plans	0.8	0.4	1.3	0.8
	$5.6	$5.0	$10.5	$9.4
The Company contributes to various multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain union-represented employees at one of the facilities in our Engineered Structures segment and four of the facilities in our Construction Products segment acquired in the Stavola acquisition. The Company contributed $0.8 million and $1.3 million to the multiemployer plans for the three and six months ended June 30, 2025, respectively. The Company contributed $0.4 million and $0.8 million to the multiemployer plans for the three and six months ended June 30, 2024, respectively. Total contributions to these plans for 2025 are expected to be approximately $2.8 million.

Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the six months ended June 30, 2025 and 2024 are as follows:

	Currency translation adjustments	Accumulated other comprehensive loss

	(in millions)
Balances at December 31, 2023	$(16.2)	$(16.2)
Other comprehensive income (loss), net of tax, before reclassifications	(0.6)	(0.6)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0 and $0.0	—	—
Other comprehensive income (loss)	(0.6)	(0.6)
Balances at June 30, 2024	$(16.8)	$(16.8)

Balances at December 31, 2024	$(17.7)	$(17.7)
Other comprehensive income (loss), net of tax, before reclassifications	0.9	0.9
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0 and $0.0	—	—
Other comprehensive income (loss)	0.9	0.9
Balances at June 30, 2025	$(16.8)	$(16.8)

Note 13. Stock-Based Compensation
Stock-based compensation totaled approximately $6.7 million and $13.4 million for the three and six months ended June 30, 2025, respectively. Stock-based compensation totaled approximately $7.4 million and $14.1 million for the three and six months ended June 30, 2024, respectively.

Note 14. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income remaining after allocation to participating unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted earnings per common share includes the weighted average net impact of nonparticipating unvested restricted shares. Total weighted average restricted shares were 1.1 million for the three and six months ended June 30, 2025. Total weighted average restricted shares were 1.2 million for the three and six months ended June 30, 2024.
The computation of basic and diluted earnings per share follows.

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS

	(in millions, except per share amounts)
Net income	$59.7			$45.6
Unvested restricted share participation	(0.1)			(0.1)
Net income per common share – basic	59.6	48.9	$1.22	45.5	48.6	$0.93
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.1		—	0.1
Net income per common share – diluted	$59.6	49.0	$1.22	$45.5	48.7	$0.93

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS

	(in millions, except per share amounts)
Net income	$83.3			$84.8
Unvested restricted share participation	(0.2)			(0.3)
Net income per common share – basic	83.1	48.8	$1.70	84.5	48.5	$1.74
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.1		—	0.2
Net income per common share – diluted	$83.1	48.9	$1.70	$84.5	48.7	$1.74

Note 15. Commitments and Contingencies
The Company is involved in claims and lawsuits incidental to our business arising from various matters including commercial disputes, alleged product defect and/or warranty claims, intellectual property matters, personal injury claims, environmental issues, employment and/or workplace-related matters, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when probable losses can be reasonably estimated. At June 30, 2025, the reasonably possible losses and any related accruals for such matters were not significant.
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
Other commitments
In the normal course of business, at June 30, 2025, the Company was contingently liable for $201.7 million in surety bonds, which guarantee its own performance and are required by certain states and municipalities and their related agencies. The Company has indemnified the underwriting insurance companies against any exposure under the surety bonds. The Company is not aware of any circumstances that would result in material claims against these bonds.

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
•Within our Engineered Structures segment, our backlog as of June 30, 2025 provides good production visibility for the remainder of 2025. Our customers remain committed to taking delivery of these orders. In utility structures, order and inquiry activity continues to be healthy, as customers remain focused on grid hardening and reliability initiatives, along with increasing demand for electricity. In our wind towers business, the Inflation Reduction Act ("IRA"), which passed in August 2022, was a significant catalyst for order activity following its passage. The IRA included a long-term extension of the Production Tax Credit (“PTC”) for new wind farm projects and introduced new Advanced Manufacturing Production (“AMP”) tax credits for companies that domestically manufacture and sell clean energy equipment in the U.S. Shortly following the passage of the IRA, we received new wind tower orders of $1.1 billion for delivery through 2028, a large portion of which is supporting wind energy expansion projects in the Southwest. As a result, we opened a new plant in New Mexico and started delivering towers from this facility in the second quarter of 2024. Uncertainty around potential changes in energy policy with the current U.S. presidential administration tempered order activity. The OBBBA, which was enacted on July 4, 2025, includes several provisions that roll-back, phase out, repeal, and/or add stricter eligibility requirements for, several tax incentives applicable to wind and solar projects. The OBBBA terminates the IRA's AMP tax credits for wind towers sold after 2027. Also, under the OBBBA, wind farm projects that begin construction after July 4, 2026, and are not placed in service before the end of 2027, will not be eligible for the PTC. The pending expiration of these incentives may pull demand forward. Notwithstanding these developments, we remain confident that further investment in wind energy is needed to meet the load growth demands in the U.S., and we continue to have discussions with our customers about additional orders for 2026 and beyond. As of June 30, 2025, our remaining backlog for wind towers was $598.6 million.

•Within our Transportation Products segment, our backlog for inland barges as of June 30, 2025 was $277.0 million, up 10% from June 30, 2024. Our customers remain committed to taking delivery of these orders. Our barge business is recovering from cyclical lows resulting from the onset of the COVID-19 pandemic when order levels fell sharply due to high steel prices throughout 2022 and 2023. Over this time, customer inquiries have remained healthy, initially for dry barges and more recently for tank barges. Our backlog for tank barges extends deep into 2026. Both fleets continue to age as new builds have not kept pace with scrapping, which indicates future replacement demand. During the second quarter, we received orders of $33 million primarily for hopper barges. After quarter end, we received additional orders totaling $122 million, solidifying our 2025 production plans and extending our hopper barge backlog into 2026 as well.

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
Financial Operations and Highlights
•Revenues for the three and six months ended June 30, 2025 increased by 10.9% and 8.4%, respectively, to $736.9 million and $1,368.9 million, respectively, from the same periods in 2024, due to higher revenues in Construction Products and Engineered Structures, partially offset by lower revenues in Transportation Products resulting from the divestiture of the steel components business.
•Operating profit for the three and six months ended June 30, 2025 increased by $27.6 million and $30.0 million, respectively, to $94.8 million and $150.6 million, respectively, from the same periods in 2024, primarily driven by higher operating profit in Construction Products and Engineered Structures, partially offset by a decrease in Transportation Products resulting from the divestiture of the steel components business.
•Selling, general, and administrative expenses decreased by 8.2% and 1.3% for the three and six months ended June 30, 2025, respectively, from the same periods in 2024. As a percentage of revenues, selling, general, and administrative expenses were 9.9% and 10.7% for the three and six months ended June 30, 2025, respectively, compared to 12.0% and 11.8% for the same periods in 2024, respectively.
•Interest expense for the three and six months ended June 30, 2025 totaled $28.5 million and $56.8 million, respectively, an increase of $17.1 million and $37.1 million, respectively, from the same periods in 2024, driven by the additional debt incurred to finance the Stavola acquisition.
•The effective tax rate for the three and six months ended June 30, 2025 was 14.5% and 15.9%, respectively, compared to 14.3% and 15.6%, respectively, for the same periods in 2024. See Note 10 Income Taxes to the Consolidated Financial Statements.
•Net income for the three and six months ended June 30, 2025 was $59.7 million and $83.3 million, respectively, compared to $45.6 million and $84.8 million, respectively, for the same periods in 2024.
Our Engineered Structures and Transportation Products segments operate in cyclical industries. Additionally, results in our Construction Products segment are affected by weather and seasonal fluctuations with the second and third quarters historically being the quarters with the highest revenues.

Unsatisfied Performance Obligations (Backlog)
As of June 30, 2025, December 31, 2024, and June 30, 2024, our unsatisfied performance obligations, or backlog, were as follows:

	June 30, 2025	December 31, 2024	June 30, 2024

	(in millions)
Engineered Structures:
Utility and related structures	$450.0	$414.0	$424.6
Wind towers	$598.6	$776.8	$914.1

Transportation Products:
Inland barges	$277.0	$280.1	$251.5
In our Engineered Structures segment, 84% of the unsatisfied performance obligations for our utility and related structures are expected to be delivered during 2025, and substantially all of the remaining performance obligations are expected to be delivered in 2026. For our wind towers business, 30% of the unsatisfied performance obligations are expected to be delivered during 2025, 24% are expected to be delivered during 2026, and the remainder are expected to be delivered through 2028.
For inland barges in our Transportation Products segment, 57% of the unsatisfied performance obligations are expected to be delivered during 2025, and the remainder are expected to be delivered during 2026.

Results of Operations
Overall Summary
Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Percent Change	2025	2024	Percent Change
	(in millions)			(in millions)
Construction Products	$354.5	$276.1	28.4%	$617.3	$527.3	17.1%
Engineered Structures	293.0	274.8	6.6	577.8	506.4	14.1
Transportation Products	89.4	113.8	(21.4)	173.8	229.6	(24.3)
Consolidated Total	$736.9	$664.7	10.9	$1,368.9	$1,263.3	8.4
2025 versus 2024
•Revenues increased by 10.9% and 8.4% during the three and six months ended June 30, 2025, respectively.
•Revenues from Construction Products increased primarily due to the contribution from the Stavola acquisition, which closed in October 2024.
•Revenues from Engineered Structures increased primarily due to higher volumes in our wind towers business. For the six months ended June 30, 2025, revenues also increased due to the contribution from the acquired Ameron business, which closed in April 2024.
•Revenues from Transportation Products decreased due to the divestiture of the steel components business, which was completed in August 2024, partially offset by higher barge revenues.

Operating Costs

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Percent Change	2025	2024	Percent Change
	(in millions)			(in millions)
Construction Products	$295.9	$236.7	25.0%	$540.4	$459.1	17.7%
Engineered Structures	250.2	239.7	4.4	496.0	445.0	11.5
Transportation Products	80.6	101.2	(20.4)	151.1	202.4	(25.3)
Segment Totals before Corporate Expenses	626.7	577.6	8.5	1,187.5	1,106.5	7.3
Corporate	15.4	19.9	(22.6)	30.8	36.2	(14.9)
Consolidated Total	$642.1	$597.5	7.5	$1,218.3	$1,142.7	6.6

Depreciation, depletion, and amortization(1)	$56.1	$46.6	20.4	$109.7	$89.4	22.7
(1) Depreciation, depletion, and amortization are included within operating profit and allocated between cost of revenues and selling, general, and administrative expenses depending on whether the underlying assets contribute to the production of revenue.
2025 versus 2024
•Operating costs increased by 7.5% and 6.6% during the three and six months ended June 30, 2025, respectively.
•Operating costs for Construction Products increased primarily due to additional costs from the acquired Stavola business.
•Operating costs for Engineered Structures increased primarily due to higher volumes in wind towers, partially offset by lower steel costs for utility structures.
•Operating costs for Transportation Products decreased primarily due to the divestiture of the steel components business, partially offset by higher barge volumes.
•Depreciation, depletion, and amortization expense increased primarily due to the acquisition of Stavola.
•Selling, general, and administrative expenses decreased by 8.2% and 1.3% for the three and six months ended June 30, 2025, compared to the same periods in the prior year. As a percentage of revenues, selling, general, and administrative expenses were 9.9% and 10.7% for the three and six months ended June 30, 2025, respectively, compared to 12.0% and 11.8% for the same periods in 2024, respectively.

Operating Profit (Loss)

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Percent Change	2025	2024	Percent Change
	(in millions)			(in millions)
Construction Products	$58.6	$39.4	48.7%	$76.9	$68.2	12.8%
Engineered Structures	42.8	35.1	21.9	81.8	61.4	33.2
Transportation Products	8.8	12.6	(30.2)	22.7	27.2	(16.5)
Segment Totals before Corporate Expenses	110.2	87.1	26.5	181.4	156.8	15.7
Corporate	(15.4)	(19.9)	(22.6)	(30.8)	(36.2)	(14.9)
Consolidated Total	$94.8	$67.2	41.1	$150.6	$120.6	24.9

2025 versus 2024
•Operating profit increased 41.1% and 24.9% for the three and six months ended June 30, 2025, respectively.
•Operating profit in Construction Products increased primarily due to the impact of the acquired Stavola business.
•Operating profit in Engineered Structures increased due to higher wind tower volumes as well as improved product mix and operating improvements in our utility structures business.

•Excluding the impact of the divested steel components business, operating profit in Transportation Products increased due to higher barge volumes.
For further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.
Other Income and Expense
Other (income) expense consists of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Foreign currency exchange transactions	(2.2)	3.3	(2.1)	2.8
Other (income) expense	$(2.2)	$3.3	$(2.1)	$2.8

Income Taxes
The provision for income taxes results in effective tax rates that differ from the statutory rates. The Company's effective tax rate for the three and six months ended June 30, 2025 was 14.5% and 15.9%, respectively, compared to 14.3% and 15.6%, respectively, for the same periods in 2024. The change in the tax rate for the three and six months ended June 30, 2025 is primarily due to higher state taxes and foreign adjustments.
Our effective tax rate differs from the federal tax rate of 21.0% due to AMP tax credits, state income taxes, statutory depletion deductions, compensation-related items, and other foreign adjustments. See Note 10 Income Taxes to the Consolidated Financial Statements for further discussion of income taxes.

Segment Discussion
Construction Products

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Percent	2025	2024	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Aggregates	$194.0	$169.7	14.3%	$359.3	$328.6	9.3%
Specialty materials and asphalt	133.3	66.0	102.0	206.5	129.2	59.8%
Aggregates intrasegment sales	(10.3)	(0.2)		(14.4)	(0.6)
Total Construction Materials	317.0	235.5	34.6	551.4	457.2	20.6%
Construction site support	37.5	40.6	(7.6)	65.9	70.1	(6.0)
Total revenues	354.5	276.1	28.4	617.3	527.3	17.1
Cost of revenues	270.1	208.3	29.7	487.2	406.6	19.8
Gross profit	84.4	67.8	24.5	130.1	120.7	7.8

Selling, general, and administrative expenses	30.3	29.1	4.1	61.5	57.1	7.7
Gain on disposition of property, plant, equipment, and other assets	(4.5)	(1.5)		(8.3)	(5.4)
Gain on sale of business	—	(5.0)		—	(5.0)
Impairment charge	—	5.8		—	5.8
Operating profit	$58.6	$39.4	48.7	$76.9	$68.2	12.8
Operating profit margin	16.5%	14.3%		12.5%	12.9%

Depreciation, depletion, and amortization(1)	$41.8	$29.4	42.2	$80.4	$59.5	35.1
(1) Depreciation, depletion, and amortization are included within operating profit and allocated between cost of revenues and selling, general, and administrative expenses depending on whether the underlying assets contribute to the production of revenue.
Three Months Ended June 30, 2025 versus Three Months Ended June 30, 2024
•Revenues increased 28.4% primarily due to the acquisition of Stavola which contributed $90.3 million to revenues during the quarter. Organic revenues in our construction materials businesses declined as higher pricing was offset by lower volumes, a decrease in freight revenue, and a reduction in revenue from operations divested in the prior year. Revenues in our trench shoring business decreased 7.6% primarily due to lower volumes and reduced steel prices.
•Cost of revenues increased 29.7% due to increased costs from the Stavola acquisition, including higher depreciation, depletion, and amortization expense. This was partially offset by a slight decrease in costs for our legacy businesses driven by lower organic volumes. As a percentage of revenues, cost of revenues increased to 76.2% in the current period, compared to 75.4% in the prior period.
•Selling, general, and administrative expenses increased 4.1% due to additional costs from Stavola partially offset by lower costs in our legacy businesses. Selling, general, and administrative expenses as a percentage of revenues was 8.5% in the current period, compared to 10.5% in the prior period.
•Operating profit increased 48.7% primarily due to the impact of the Stavola acquisition, which contributed $22.9 million in the current period. On an organic basis, operating profit decreased due to the decline in revenues and lower cost absorption.
•Depreciation, depletion, and amortization expense increased 42.2% primarily due to the acquisition of Stavola, including the fair market value write-up of long-lived assets.

Six Months Ended June 30, 2025 versus Six Months Ended June 30, 2024
•Revenues increased 17.1% primarily due to the acquisition of Stavola which contributed $116.7 million to revenues during the period. Organic revenues in our construction materials businesses declined as higher pricing was offset by lower volumes, a decrease in freight revenue, and a reduction in revenue from operations divested in the prior year. Revenues from our trench shoring business decreased 6.0% primarily due to lower volumes and reduced steel prices.
•Cost of revenues increased 19.8% primarily due to increased costs from the recently acquired businesses, including higher depreciation, depletion, and amortization expense. These costs were partially offset by lower costs in our legacy businesses driven by lower organic volumes. As a percentage of revenues, cost of revenues was 78.9% in the current period, compared to 77.1% in the prior period.
•Selling, general, and administrative expenses increased 7.7% due to additional costs from Stavola partially offset by lower costs in our legacy businesses. Selling, general, and administrative expenses as a percentage of revenues was 10.0% in the current period, compared to 10.8% in the prior period.
•Operating profit increased 12.8% primarily due to the impact of the Stavola acquisition, which contributed $11.9 million in the current period. On an organic basis, operating profit decreased roughly in line with the decrease in revenues.
•Depreciation, depletion, and amortization expense increased 35.1% primarily due to the acquisition of Stavola, including the fair market value write-up of long-lived assets.

Engineered Structures

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Percent	2025	2024	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Utility and related structures	$205.2	$209.4	(2.0)%	$401.0	$386.7	3.7%
Wind towers	87.8	65.4	34.3%	176.8	119.7	47.7%
Total revenues	293.0	274.8	6.6	577.8	506.4	14.1
Cost of revenues	227.0	223.9	1.4	449.6	417.7	7.6
Gross profit	66.0	50.9	29.7	128.2	88.7	44.5

Selling, general, and administrative expenses	23.2	23.8	(2.5)	46.4	42.3	9.7
Gain on disposition of property, plant, equipment, and other assets	—	(0.5)		—	(0.5)
Gain on sale of business	—	(7.5)		—	(14.5)
Operating profit	$42.8	$35.1	21.9	$81.8	$61.4	33.2

Depreciation and amortization(1)	$12.0	$12.5	(4.0)	$24.7	$20.4	21.1
(1) Depreciation, depletion, and amortization are included within operating profit and allocated between cost of revenues and selling, general, and administrative expenses depending on whether the underlying assets contribute to the production of revenue.
Three Months Ended June 30, 2025 versus Three Months Ended June 30, 2024
•Revenues increased 6.6% primarily due to higher volumes from the new wind tower facility in New Mexico which delivered its first wind tower in the prior period. Revenues for utility and related structures decreased slightly as higher volumes and improved product mix were offset by lower steel prices.
•Cost of revenues increased 1.4% primarily due to higher wind tower volumes. Costs of revenues for utility structures declined as lower steel costs more than offset increased volumes. As a percentage of revenues, cost of revenues decreased to 77.5% in the current period, compared to 81.5% in the prior period. This decrease is partially attributed to startup costs incurred in the prior period for the new wind tower facility.
•Selling, general, and administrative expenses decreased 2.5%. Selling, general, and administrative expenses as a percentage of revenues was 7.9% in the current period, compared to 8.7% in the prior period.

•During the prior period, the Company recognized a gain on the sale of a non-operating facility that previously supported the divested business.
•Operating profit increased 21.9% primarily due to higher wind tower volumes as well as increased volumes and operating improvements in our utility and related structures businesses, partially offset by the asset sale gains recognized in the prior period from the divested business.
Six Months Ended June 30, 2025 versus Six Months Ended June 30, 2024
•Revenues increased 14.1% primarily due to higher volumes from our new facility in our wind towers business. Revenue for our utility and related structures businesses increased slightly as higher utility structures volumes and the contribution from Ameron, which was acquired in April 2024, was partially offset by lower steel prices.
•Cost of revenues increased 7.6% primarily due to higher wind tower volumes. Costs of revenues for utility structures declined as lower steel costs more than offset increased volumes. As a percentage of revenues, cost of revenues decreased to 77.8% in the current period, compared to 82.5% in the prior period. This decrease is partially attributed to startup costs incurred in the prior period for the new wind tower facility.
•Selling, general, and administrative expenses increased 9.7% primarily due to additional costs from the acquired Ameron business.
•During the prior period, the Company recognized an additional gain related to the divestiture of the storage tanks business, which closed in October 2022, including a gain on the settlement of certain contingencies from the sale and a gain on the sale of a non-operating facility that previously supported the divested business.
•Operating profit increased 33.2% primarily due to higher wind tower volumes as well as increased volumes and operating improvements in our utility and related structures businesses, partially offset by the asset sale gains recognized in the prior period from the divested business.
Unsatisfied Performance Obligations (Backlog)
As of June 30, 2025, the backlog for utility and related structures was $450.0 million compared to $414.0 million and $424.6 million as of December 31, 2024 and June 30, 2024, respectively. We expect to deliver 84% of the unsatisfied performance obligations for utility and related structures during 2025, and substantially all of the remaining performance obligations are expected to be delivered in 2026.
The backlog for wind towers as of June 30, 2025 was $598.6 million compared to $776.8 million and $914.1 million as of December 31, 2024 and June 30, 2024, respectively. We expect to deliver 30% of the unsatisfied performance obligations for wind towers during 2025, 24% during 2026, with the remainder expected to be delivered through 2028.

Transportation Products

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Percent	2025	2024	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Inland barges	$89.4	$75.7	18.1%	$173.8	$155.4	11.8%
Steel components	—	38.1	(100.0)	—	74.2	(100.0)
Total revenues	89.4	113.8	(21.4)	173.8	229.6	(24.3)
Cost of revenues	73.7	94.5	(22.0)	140.6	189.4	(25.8)
Gross profit	15.7	19.3	(18.7)	33.2	40.2	(17.4)

Selling, general, and administrative expenses	4.1	6.7	(38.8)	8.0	13.0	(38.5)
Loss on sale of business	2.8	—		2.5	—
Operating profit	$8.8	$12.6	(30.2)	$22.7	$27.2	(16.5)

Depreciation and amortization (1)	$1.9	$4.1	(53.7)	$3.8	$8.1	(53.1)
(1) Depreciation, depletion, and amortization are included within operating profit and allocated between cost of revenues and selling, general, and administrative expenses depending on whether the underlying assets contribute to the production of revenue.

Three Months Ended June 30, 2025 versus Three Months Ended June 30, 2024
•Revenues decreased 21.4% resulting from the sale of the steel components business. Inland barge revenues increased 18.1%, driven by higher tank barge deliveries, partially offset by lower hopper barge deliveries.
•Cost of revenues decreased 22.0% driven by the steel components divestiture, partially offset by higher cost of revenues for the barge business due to increased volumes.
•Selling, general, and administrative expenses were roughly flat, excluding the impact of the steel components business from the prior period.
•Operating profit increased 9.4%, excluding the impact of the steel components divestiture, driven by increased operating profit for the barge business primarily due to increased tank barge volumes.
Six Months Ended June 30, 2025 versus Six Months Ended June 30, 2024
•Revenues decreased 24.3% resulting from the sale of the steel components business. Inland barge revenues increased 11.8%, driven by higher tank barge deliveries, partially offset by lower hopper barge deliveries.
•Cost of revenues decreased 25.8% driven by the steel components divestiture, partially offset by higher cost of revenues for the barge business due to increased volumes.
•Selling, general, and administrative expenses were roughly flat, excluding the impact of the steel components business from the prior period.
•Operating profit increased 11.0%, excluding the impact of the steel components divestiture, driven by increased operating profit for the barge business primarily due to increased tank barge volumes.
Unsatisfied Performance Obligations (Backlog)
As of June 30, 2025, the backlog for inland barges was $277.0 million, compared to $280.1 million and $251.5 million as of December 31, 2024 and June 30, 2024, respectively. We expect to deliver 57% of the unsatisfied performance obligations for inland barges during 2025, and the remainder are expected to be delivered in 2026.

Corporate

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Percent	2025	2024	Percent
	(in millions)		Change	(in millions)		Change
Corporate overhead costs	$15.4	$19.9	(22.6)%	$30.8	$36.2	(14.9)%

Three Months Ended June 30, 2025 versus Three Months Ended June 30, 2024
•Corporate overhead costs decreased 22.6% primarily due to lower acquisition and divestiture-related expenses of $0.5 million, compared to $3.9 million for the same period in 2024.
Six Months Ended June 30, 2025 versus Six Months Ended June 30, 2024
•Corporate overhead costs decreased 14.9% primarily due to lower acquisition and divestiture-related expenses of $1.3 million, compared to $5.5 million for the same period in 2024.

Liquidity and Capital Resources
Arcosa’s primary liquidity requirement consists of funding our business operations, including operating expenses, capital expenditures, working capital investment, and our regular quarterly dividend. Our primary sources of liquidity include cash flow from operations, our existing cash balance, availability under the revolving credit facility, and, as necessary, the issuance of additional long-term debt or equity. We may also consider undertaking disciplined acquisitions, organic investment projects, additional return of capital to stockholders, or funding other general corporate purposes to the extent we have available liquidity.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024

	(in millions)
Total cash provided (required) by:
Operating activities	$60.5	$118.8
Investing activities	(33.4)	(241.2)
Financing activities	(24.7)	121.3
Net increase (decrease) in cash and cash equivalents	$2.4	$(1.1)
Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2025 was $60.5 million, compared to $118.8 million of net cash provided by operating activities for the six months ended June 30, 2024.
•The changes in current assets and liabilities resulted in a net use of cash of $156.3 million for the six months ended June 30, 2025, compared to a net use of cash of $44.7 million for the six months ended June 30, 2024. The current year activity was primarily driven by increases in receivables and inventory and a decrease in advanced billings, partially offset by higher accounts payable.
Investing Activities. Net cash required by investing activities for the six months ended June 30, 2025 was $33.4 million, compared to $241.2 million for the six months ended June 30, 2024.
•Capital expenditures for the six months ended June 30, 2025 were $61.8 million, compared to $102.0 million for the same period last year. Full-year capital expenditures are expected to be approximately $145 to $155 million in 2025.
•Proceeds from the sale of property, plant, and equipment and other assets totaled $10.8 million for the six months ended June 30, 2025, compared to $7.4 million for the same period in 2024.
•For the six months ended June 30, 2025, cash received from acquisitions was $17.6 million due to escrow funds that were returned to Arcosa related to contractual purchase price adjustments in connection with the Stavola acquisition. Cash paid for acquisitions, net of cash acquired, was $179.9 million during the same period in 2024.
•There were no proceeds from the sale of businesses during the six months ended June 30, 2025, compared to $33.3 million for the same period in 2024.
Financing Activities. Net cash required by financing activities during the six months ended June 30, 2025 was $24.7 million, compared to net cash provided by financing activities of $121.3 million for the same period in 2024.
•Current year activity was driven by scheduled debt payments, dividends paid during the period, shares purchased to satisfy employee taxes on vested stock, and debt issuance costs.
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

On August 15, 2024, we entered into Amendment No.1 to the Credit Agreement to, among other things, (i) increase our revolving credit facility from $600.0 million to $700.0 million, (ii) collateralize the amended revolving credit facility with substantially all of our and our subsidiary guarantors' personal property (with certain exceptions), (iii) make the applicable margin for revolving borrowings, letters of credit and the commitment fee rate be based on our consolidated net leverage ratio (permitting up to $150.0 million of unrestricted cash to be netted from the calculation thereof), (iv) modify the margin for SOFR-based revolving borrowings and letters of credit to range from 1.25% to 2.50% per annum, (v) modify the margin for base rate revolving borrowings to range from 0.25% to 1.50%, (vi) modify the commitment fee that accrues on the unused portion of the revolving credit facility to range from 0.20% to 0.45%, and (vii) modify the maximum permitted leverage ratio to include a net debt concept (permitting up to $150.0 million of unrestricted cash to be netted from the calculation thereof), and to provide that such ratio shall be no greater than 5.00 to 1.00 during the fourth quarter of 2024 and the next two fiscal quarters, 4.50 to 1.00 for the next following two fiscal quarters, and 4.00 to 1.00 for each fiscal quarter thereafter (however, this maximum permitted leverage ratio may be increased to 4.50 to 1.00 for up to four fiscal quarters if a material acquisition is entered into). These amendments did not become effective until the closing of the Stavola acquisition on October 1, 2024. The amended revolving credit facility's maturity date of August 23, 2028 remains unchanged.
As of June 30, 2025, we had no outstanding loans borrowed under our revolving credit facility, which left $700.0 million available for borrowing.
The interest rates for revolving loans under the Credit Agreement are variable based on the daily simple or term SOFR, plus a 10-basis point credit spread adjustment, or an alternate base rate, in each case plus a margin for borrowing. A commitment fee accrues on the average daily unused portion of the revolving credit facility. The margin for revolving borrowings and commitment fee rate are determined based on the Company’s consolidated total net leverage ratio (as measured by a consolidated funded indebtedness, less the aggregate amount of unrestricted cash up to a maximum amount not to exceed $150.0 million, to consolidated EBITDA ratio). As of June 30, 2025, the margin for borrowing based on SOFR was set at 2.00% and the commitment fee rate was set at 0.35%.
The revolving credit facility portion of the Credit Agreement requires the maintenance of certain ratios related to leverage and interest coverage. As of June 30, 2025, we were in compliance with all such financial covenants. Borrowings under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Company. On October 1, 2024, we collateralized our obligations under the Credit Agreement with substantially all of our and our subsidiary guarantors' personal property (with certain exceptions).
On June 17, 2025, we entered into Amendment No. 2 to the Credit Agreement, which established the 2025 Refinancing Term Loan in an aggregate principal amount of $698.3 million. We used the 2025 Refinancing Term Loan's net proceeds, together with cash on hand, to satisfy the outstanding balance under the 2024 Term Loan. The 2025 Refinancing Term Loan requires, among other things, (i) mandatory prepayments from excess cash flow on an annual basis, commencing with the fiscal year ending December 31, 2025, (ii) mandatory prepayments with proceeds of certain asset sales and debt issuances, and (iii) quarterly principal amortization payments in an amount equal to 0.25% of the 2024 Term Loan. The 2025 Refinancing Term Loan has a maturity date of October 1, 2031. The interest rate for the 2025 Refinancing Term Loan is based on SOFR plus 2.00% per year, or an alternate base rate, plus 1.00% per year. If the 2025 Refinancing Term Loan is prepaid in connection with a repricing transaction or we effect any amendment to the Credit Agreement resulting in a repricing transaction, in either case within six months after the initial funding of the 2025 Refinancing Term Loan, there is a 1.0% premium on such prepaid amount or on the amount outstanding at the time such repricing transaction amendment becomes effective. Otherwise, the 2025 Refinancing Term Loan is prepayable at any time without premium or penalty (other than customary SOFR-related breakage costs). The 2025 Refinancing Term Loan is guaranteed by the same subsidiaries of the Company that guarantee our revolving credit facility, and the 2025 Refinancing Term Loan is secured on a pari passu basis with our revolving credit facility.

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
Dividends and Repurchase Program
In May 2025, the Company declared a quarterly cash dividend of $0.05 per share that was paid on July 31, 2025.
In December 2024, the Board authorized a $50.0 million share repurchase program effective January 1, 2025 through December 31, 2026 to replace an expiring program of the same amount. For the three and six months ended June 30, 2025, the Company did not repurchase any shares, leaving the full amount of the $50.0 million authorization available as of June 30, 2025. See Note 1 Overview and Summary of Significant Accounting Policies to the Consolidated Financial Statements.

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

•if the Company does not realize some or all of the benefits expected from certain provisions of the IRA, including due to the modification or termination of the AMP tax credits for wind towers and due to changes in demand for wind towers resulting from modifications in tax incentives; and
•the delivery or satisfaction of any backlog or firm orders.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2024 as set forth in our 2024 Annual Report on Form 10-K. See Note 9 Other, Net to the Consolidated Financial Statements for the impact of foreign exchange rate fluctuations for the three and six months ended June 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended June 30, 2025:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2025 through April 30, 2025	30	$78.98	—	$50,000,000
May 1, 2025 through May 31, 2025	122,157	$88.28	—	$50,000,000
June 1, 2025 through June 30, 2025	1,137	$86.06	—	$50,000,000
Total	123,324	$88.26	—	$50,000,000
(1)     These columns include the following transactions during the three months ended June 30, 2025: (i) the surrender to the Company of 123,324 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of no shares of common stock on the open market as part of the stock repurchase program.
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

Item 5. Other Information
During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
10.1
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of June 17, 2025, among Arcosa, Inc., as borrower, certain subsidiaries of Arcosa, Inc., as guarantors (for the limited purposes set forth therein), the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 18, 2025, File No. 001-38494).

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

Arcosa, Inc.
(Registrant)

August 8, 2025	By:	/s/ Gail M. Peck
Gail M. Peck
Chief Financial Officer