Form 10-K
period 2025-12-31
Arcosa, Inc.
filed 2026-02-27
CIK 1739445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2025) was $4.3 billion.
At January 15, 2026 the number of shares of common stock outstanding was 49,044,022.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive 2026 Proxy Statement.

ARCOSA, INC.
FORM 10-K

PART I
Item 1. Business.
General Description of Business. Arcosa, Inc. and its consolidated subsidiaries (“Arcosa,” “Company,” “we,” or “our”), headquartered in Dallas, Texas, is a provider of infrastructure-related products and solutions with leading brands serving construction, engineered structures, and transportation markets in North America. Arcosa is a Delaware corporation and was incorporated in 2018. Our individual businesses have built reputations for quality, service, and operational excellence over decades. Arcosa serves a broad spectrum of infrastructure-related markets and is strategically focused on driving organic and disciplined acquisition growth to capitalize on the fragmented nature of many of the industries in which we operate. With Arcosa’s current platform of businesses and additional growth opportunities, we are well-aligned with key market trends, such as the replacement and growth of aging transportation infrastructure, investments in grid-hardening and connecting renewables to the grid, and the expansion of data centers and rise in electricity consumption.
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
Long-Term Vision. We are united in our shared purpose to continue to fulfill the strategic pillars of our long-term vision.
Overview. Arcosa's three segments are made up of leading businesses that serve critical infrastructure markets:
(1) On August 16, 2024, the Company completed the divestiture of its steel components business. We recognized $87.8 million in revenues from the business in 2024. Additionally, on February 24, 2026, we announced an agreement to sell our inland barge and marine components business which is expected to close in the second quarter of 2026. See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations".

Our Segments. The Company reports operating results in three principal business segments. For additional information regarding revenues, operating profit, and identifiable assets by segment, please refer to Note 4 to the Consolidated Financial Statements.
Construction Products.
Products
Through wholly owned subsidiaries, our Construction Products segment produces and sells natural and recycled aggregates, specialty materials, asphalt mix, and construction site support equipment, including trench shields and shoring products. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for revenue attributable to aggregates, specialty materials and asphalt, and construction site support.
•Natural Aggregates: We are an established producer and distributor of natural aggregates serving both public infrastructure and private construction markets. We operate in Texas and New Jersey, our largest geographic exposure, and eight other states. We manage the business from four regions: Texas, the East, the Gulf Coast, and the West. We operate primarily from open pit quarries and have one underground mine. Our natural aggregates products include sand, gravel, crushed stone, stabilized material, and various other products used in the production of ready mixed concrete, asphalt mix, cement, and other precast concrete products, roads, municipal and private water, sewer and drainage projects, oil and gas well pads, wind farms, as well as various other building products.
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
•Asphalt: Through the acquisition of Stavola, we produce and sell asphalt mix and provide asphalt construction paving services in New Jersey. Asphalt is an aggregate-intensive downstream product that strengthens our local market position. The asphalt business essentially functions as a customer of our aggregates operations, purchasing crushed stone, sand and RAP, which make up a large portion of the asphalt mix. Product transfers between the aggregates businesses and the asphalt business are made at local market prices. Approximately 90% of the asphalt mix produced is sold to external customers and the remaining production is sold to our mill and fill paving operations.

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
Markets
Over a multi-year period, we believe that approximately 45% of our Construction Products segment revenues are used for infrastructure construction, 25% for non-residential construction, 20% for residential construction, and the remainder for specialty and other end markets.
•Infrastructure Construction: Includes construction spending by federal, state, and local governments for roads, highways, bridges, airports, and other public infrastructure, as well as private spending on road and utility construction. Public infrastructure spending is typically supported by federal and state legislation and programs. On December 4, 2015, the Fixing America's Surface Transportation Act (“FAST Act”) was signed into law. The FAST Act authorized $305 billion of public infrastructure funding from 2016 to 2020. It was subsequently extended to provide an additional $13.6 billion in 2021. On November 15, 2021, the Infrastructure Investment and Jobs Act (“IIJA”) was signed into law, which provides approximately $350 billion for federal highway programs from 2022 through 2026 by extending many of the programs in the FAST Act at higher funding levels, as well as supplemental funding for roads, bridges, and other major projects. Most of this funding is apportioned to states, based on formulas specified in the IIJA and provides funding through a wide range of competitive grant programs. We expect Congress to either complete a new multi-year surface transportation reauthorization by the end of 2026 or an extension of the current IIJA funding until such time as they are able to pass a new highway reauthorization.
•Residential Construction: Includes single family homes and multi-family units such as apartments and condominiums. Demand for residential construction is influenced primarily by population growth, new household formation, and mortgage interest rates.
•Non-Residential Construction: Includes a wide variety of privately financed construction, including manufacturing and distribution facilities, data centers, industrial complexes, office buildings, and large retailers and wholesalers. Demand for non-residential construction is driven primarily by population and economic growth, in addition to segment-specific factors such as the growth of e-commerce and artificial intelligence ("AI"), changes in retail patterns, changes in office occupancy trends, financing costs, and numerous other factors.
•Specialty and Other: Our products are used in various other end markets including energy-related activities, such as drilling pads, roads and major downstream projects, agriculture/horticulture, and industrial uses.
In 2025, we had shipments of approximately 42 million tons of aggregates, specialty materials and asphalt, of which over 80% was natural and recycled aggregates. Our largest markets are Texas and New Jersey, which represent approximately 35% and 20% of 2025 segment revenues. All other states each are less than 10% of segment revenues.
Within Texas, we primarily serve the "Texas Triangle" formed by the Dallas-Fort Worth metro at its northern point in North Texas, the Houston metro at its southeastern edge on the Gulf Coast, and Austin-San Antonio at its western tip in Central Texas. The outlook for construction spending in Texas is stable with 2026 fiscal year planned Texas Department of Transportation (“TxDOT”) lettings of approximately $10.9 billion. The TxDOT annual update to its 10-year Unified Transportation Program ("UTP") approved in 2025 identified $101.5 billion of infrastructure projects, a 2.5% decrease from the prior year's UTP update, but still near record levels. Population and household formation growth contributed to a strong residential housing market prior to 2022, however, the elevated interest rates in recent years has caused a near term slow down, with housing permits, an indication of future construction activity, down approximately 8% in Texas in 2025 compared to the previous year.
The outlook for infrastructure spending in New Jersey is stable with a New Jersey Department of Transportation (“NJDOT”) 2026 budget of $3.6 billion, reflecting an increase of 14.8% from prior year. The primary driver for the year over increase is more bridge related projects slated for fiscal 2026. Additionally, the New Jersey Turnpike Authority (“NJTA”) approved a $2.8 billion budget for 2026, a 3.7% increase from prior year.
Customers and Competitors
For natural and recycled aggregates and specialty materials, our customers include concrete and asphalt producers; commercial, residential, highway, and general contractors; manufacturers of masonry and building products; and state and local governments. For asphalt, our customers primarily include contractors and local/state road departments.
Shipments of natural and recycled aggregates from an individual quarry or stationary crushing location are generally limited in geographic scope because the cost of transportation to customers is high relative to the value of the product itself. Where practical, we have operations located close to our local markets and, in certain locations, offer portable crushing services at job sites for re-use onsite. The proximity of our active quarries, stationary crushing locations, and strategic reserves to demand centers serves as a natural barrier to entry. Because asphalt mix hardens rapidly, our asphalt operations are either co-located with our aggregates quarries or in close proximity to our local markets.
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
Raw Material and Suppliers
The primary raw material for our natural aggregates and specialty materials comes from quarries. Natural aggregates and specialty materials can be found throughout the U.S. We have a proven and successful record of securing long-term reserve positions for both current and future mine locations through our employment of exploration teams and the use of professional third parties. Our reserves are critical to our raw material supply and long-term success. We currently estimate that we have 1.3 billion tons of proven and probable natural aggregates and specialty materials reserves strategically located in favorable markets that are expected to require large amounts of aggregates to meet future construction demand. For further discussion of our natural aggregates and specialty materials reserves, please refer to Item 2. “Properties.”
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
•Utility Structures: We are a well-established manufacturer in the U.S. and Mexico of engineered steel utility structures, including tapered steel and sub-station structures, for electricity transmission and distribution. We also manufacture pre-stressed concrete poles for utility, lighting, transportation, and telecommunications markets. We have six manufacturing plants in the U.S. and Mexico dedicated to steel structures and two manufacturing plants in the U.S. dedicated to concrete structures.
Due to increased demand for utility structures, we are currently in the process of converting an idled wind tower facility to utility structures, which is expected to be operational in the second-half of 2026.

•Wind Towers: We are one of the leading manufacturers of structural wind towers in North America with three manufacturing plants strategically located in wind-rich regions of North America, including a new wind tower plant in New Mexico that began delivering towers late in the second quarter of 2024 to support the growing wind investment in the Southwest.
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
•Telecommunication Structures: We manufacture telecom structures, including self-supporting lattice towers, monopole towers, and guyed towers. We have one manufacturing plant in Oklahoma.
Markets
Our Engineered Structures segment serves a broad spectrum of infrastructure markets, including electricity transmission and distribution, wind power generation, highway road construction, and wireless communication. We believe we are well-positioned to benefit from significant upgrades in the electrical grid to support enhanced reliability, demand for more electric generation, the expansion of new transmission and distribution structures to support the expansion of data centers and the rise in electricity consumption, investment in telecommunication infrastructure, and the replacement and growth of the U.S. highway and road system.
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
Demand for new wind energy projects in the U.S. has been supported by the Renewable Electricity Production Tax Credit (“PTC”) that was first introduced in 1992, providing a tax credit for electricity produced at each qualifying wind project. Since inception, the PTC has undergone numerous extensions and received varying levels of legislative support, contributing to volatility in the demand for new wind energy installations. In August 2022, the Inflation Reduction Act (“IRA”) passed, providing a long-term extension of the PTC for new wind farm projects and introduced a new Advanced Manufacturing Production (“AMP”) tax credit for companies that domestically manufacture and sell clean energy equipment in the U.S. from 2023 to 2032. The One Big Beautiful Bill Act (“OBBBA”), which was enacted on July 4, 2025, includes several provisions that roll-back, phase out, repeal, and/or add stricter eligibility requirements for, several tax incentives applicable to wind and solar projects. The OBBBA terminates the IRA's AMP tax credits for wind towers sold after 2027. Also, under the OBBBA, wind farm projects that begin construction after July 4, 2026, and are not placed in service before the end of 2027, will not be eligible for the PTC. Notwithstanding these developments, we remain confident that further investment in wind energy is needed to meet the load growth demands in the U.S. and believe that the pending expiration of these incentives may pull demand forward. Together with the increased cost competitiveness of wind energy, state renewable fuel mandates, and increasing business acceptance of long-term decarbonization goals, we believe we are well-positioned to benefit from those wind energy incentives that continue to remain in place.
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
Within our wind towers business, our primary customers are wind turbine producers. We compete with both domestic and foreign producers of towers. Revenues from GE Vernova, Inc. (“GE Vernova”), a customer in our

Engineered Structures segment, constituted 12.2%, 10.8%, and 8.1% of consolidated revenues for the years ended December 31, 2025, 2024, and 2023, respectively.
Our traffic and lighting structures business primarily sells to contractors and distributors serving state Departments of Transportation and state and municipality agencies.
Our telecom structures business sells to wireless communication carriers and third-party tower lessors and developers.
Raw Materials and Suppliers
The principal material used in our Engineered Structures segment is steel. During 2025, the supply of steel was sufficient to support our manufacturing requirements. After several years of volatile steel prices, the price of plate steel declined throughout 2025. Steel prices may be volatile in the future in part as a result of market conditions. We use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, flexing between steel type, and other arrangements with our customers to mitigate the effect of steel price volatility on our operating profit for the year. Arcosa’s manufacturing operations also use component parts such as flanges for wind towers. In general, we believe there is enough capacity in the supply industries to meet current production levels without any material impacts. We anticipate our existing contracts and other relationships with multiple suppliers will meet our current production forecasts.
Transportation Products.
Products
Through wholly owned subsidiaries, our Transportation Products segment manufactures and sells inland barges, fiberglass barge covers, winches, and marine hardware. This segment also historically manufactured and sold steel components for railcars and other transportation and industrial equipment. In August 2024, we completed the sale of our steel components business. In February 2026, we announced an agreement to sell our barge business. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for revenues attributable to inland barges and steel components products and additional information regarding the pending sale.
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
Markets
Our inland barge business serves numerous end-markets through a base of established customers who support the transportation of staple commodities such as grain, coal, aggregates, chemicals, fertilizers, petrochemicals, and refined products. The dry and liquid barge replacement cycles are expected to remain fundamentally strong as investments in the aging barge fleet over the last several years have been below long-term average replacement rates (with the exception of 2019 for liquid barges). Approximately 40% of the hopper fleet and 30% of the tank fleet are more than 20 years old. The replacement of these fleets is expected to drive healthy demand based on an assumed 25 to 30-year useful life.
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

Raw Materials and Suppliers
The principal material used in our Transportation Products segment is steel. During 2025, the supply of steel was sufficient to support our manufacturing requirements. After several years of volatile steel prices, the price of plate steel declined throughout 2025. Steel prices may be volatile in the future in part as a result of market conditions. We use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, flexing between steel type, and other arrangements with our customers to mitigate the effect of steel price volatility on our operating profit for the year. Arcosa’s manufacturing operations also use component parts such as pumps, engines, and hardware for tank barges. In general, we believe there is enough capacity in the supply industries to meet current production levels without any material impacts. We anticipate our existing contracts and other relationships with multiple suppliers will meet our current production forecasts.
Unsatisfied Performance Obligations (Backlog).
As of December 31, 2025 and 2024, our backlog of firm orders was as follows:

	December 31, 2025	December 31, 2024

	(in millions)
Engineered Structures:
Utility and related structures	$434.9	$414.0
Wind towers	$627.8	$776.8
Transportation Products:
Inland barges	$296.9	$280.1
In our Engineered Structures segment, 95% of the unsatisfied performance obligations for our utility and related structures are expected to be recognized during 2026, and all of the remaining performance obligations are expected to be recognized during 2027. For our wind towers business, 42% of the unsatisfied performance obligations are expected to be recognized during 2026, approximately 53% are expected to be recognized during 2027, and the remainder are expected to be recognized during 2028.
For inland barges in our Transportation Products segment, all of the unsatisfied performance obligations are expected to be recognized during 2026.
Marketing.
We sell substantially all of our products and services through our own sales personnel operating from offices in multiple locations in the U.S. and Mexico. We also use independent sales representatives and distributors.
Human Capital.
The Company employed approximately 6,390 employees as of December 31, 2025. The following table presents the approximate headcount breakdown of employees by segment:

December 31, 2025
Construction Products	2,275
Engineered Structures	3,150
Transportation Products	850
Corporate	115
6,390
As of December 31, 2025, approximately 5,145 employees were employed in the U.S., 1,225 employees in Mexico, and 20 employees in Canada.
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

In 2019, we launched a reenergized safety initiative referred to as "ARC 100" to build a positive and proactively engaged culture of safety excellence. ARC 100 is inspired by the voices of frontline employees, driven by cross-functional teams, and actively supported by visible commitment from senior leaders. Since its implementation, Arcosa has experienced progress in reducing the severity and frequency of safety incidents as a result of a continued focus on building a strong safety culture through ARC 100. Arcosa continues to make advancements in our safety culture with various ARC 100 initiatives across the Company, including:
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
Arcosa fosters employee development through a variety of leadership and training programs as well as tuition reimbursement at education institutions, professional society memberships, and relevant conference and symposia attendance.
Listening and responding to its employees gives Arcosa insight into how better to attract and motivate the workforce. In 2025, Arcosa completed its third biennial Employee Engagement Survey. Arcosa uses the survey to identify focus areas important to its employees, build action plans to address strengths and opportunities, implement change where needed, all towards the goal of maintaining a strong and engaged workforce.
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
Environmental, Health, and Safety.
We are subject to federal, state, and international environmental, health, and safety laws and regulations in the U.S., Mexico, and each country in which we operate, including regulations promulgated by the U.S. Environmental Protection Agency (“USEPA”). These include laws regulating air emissions, water discharge, hazardous materials, and waste management. There has been a recent push at the federal level in the U.S. to roll back previous initiatives relating to the regulation of greenhouse gas ("GHG") emissions.The ultimate outcome and long-term effect such roll back initiatives are uncertain at this time and, in any event, it is possible that efforts to regulate GHGs at the national level in the U.S. could resume in the future. Further, various states have considered or adopted legislation that seeks to control or reduce GHG emissions from a wide range of sources and there may be future such efforts at the state level or in other countries in which we operate. We have an environmental management structure designed to facilitate and support our compliance with these requirements globally. Although it is our intent to comply with all such requirements and regulations, we cannot provide assurance that we are at all times in compliance. Environmental requirements are complex, change frequently, and generally have tended to become more stringent over time. Accordingly, we cannot assure that environmental requirements will not change or become more stringent over time or that our eventual environmental costs and liabilities will not be material.
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
We cannot ensure that our eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves for such matters. In the event that such liabilities were to significantly exceed the amounts recorded, our results of operations could be materially adversely affected. See Note 14. "Commitments and Contingencies" to the Consolidated Financial Statements for further information regarding reserves for environmental matters.
See Item 1A. "Risk Factors" for further discussion of risk factors with regard to environmental, governmental, and other matters.

Information About Our Executive Officers.
The following table sets forth the names and ages of all our executive officers, their positions and offices presently held by them, and the year each person first became an officer.

Name	Age	Office	Officer Since
Antonio Carrillo	59	President and Chief Executive Officer	2018
Kerry S. Cole	57	Group President	2018
Jesse E. Collins, Jr.	59	Group President	2018
Reid S. Essl	44	Group President	2018
Eric D. Hurst	42	Vice President and Controller	2023
Gail M. Peck	58	Chief Financial Officer	2018
Bryan P. Stevenson	52	Chief Legal Officer	2018
Antonio Carrillo serves as Arcosa’s President and Chief Executive Officer, as well as a member of Arcosa's Board of Directors (the "Board"). From April 2018 until November 2018, Mr. Carrillo served as the Senior Vice President and Group President of Construction, Energy, Marine and Components of Trinity Industries, Inc. ("Trinity"). From 2012 to February 2018, Mr. Carrillo served as the Chief Executive Officer of Orbia Advance Corporation (formerly known as Mexichem S.A.B. de C.V.), a publicly traded global specialty chemical company. Prior to joining Orbia, Mr. Carrillo spent 16 years at Trinity where he served as Senior Vice President and Group President of Trinity’s Energy Equipment Group and was responsible for Trinity’s Mexico operations. Mr. Carrillo previously served as a director of Trinity from 2014 until 2018 and served as a director of Dr. Pepper Snapple Group, Inc. from 2015 to 2018. Since 2019, Mr. Carrillo has served as a director of NRG Energy, Inc., and in August 2024 he was appointed lead independent director.
Kerry S. Cole serves as a Group President at Arcosa. From 2016 until 2018, Mr. Cole served as President of Trinity Electrical Products, which included oversight for the Trinity Structural Towers and Trinity Meyer Utility Structures business units. Prior to this role, Mr. Cole served as President of Trinity Structural Towers business unit from 2007 to 2016. From 2000 to 2007, he served in a variety of operations and manufacturing leadership positions at Trinity spanning Mining and Construction Equipment, Heads, and Structural Bridge business units.
Jesse E. Collins, Jr. serves as a Group President at Arcosa. From 2016 until 2018, Mr. Collins served as the President of Trinity Parts and Components, which included McConway & Torley, Standard Forged Products, and the business of McKees Rocks Forgings. From 2014 to 2016, he served as President of Trinity Cryogenics. From 2008 to 2013, Mr. Collins served as Executive Vice President and Chief Operating Officer at Broadwind Energy serving wind energy, transportation, and infrastructure markets, prior to which he held various management and executive positions at Trinity from 1993 to 2007. On February 23, 2026, Mr. Collins notified the Company of his retirement effective April 3, 2026.
Reid S. Essl serves as a Group President at Arcosa. From 2016 until 2018, Mr. Essl served as the President of Trinity Construction Materials and, from 2013 to 2016, Mr. Essl served as the Group Chief Financial Officer of the Construction, Energy, Marine, and Components businesses of Trinity. In his 14 years at Trinity, Mr. Essl held a variety of operational, financial, strategic planning, and business development positions.
Eric D. Hurst serves as Arcosa's Corporate Controller and was appointed Vice President, Controller in 2021 and Principal Accounting Officer in 2023. From 2012 until 2018, Mr. Hurst held several roles at Trinity, including Director of Leasing Analysis and Director of Technical Accounting. From 2006 to 2012, Mr. Hurst worked in the audit practice of Ernst & Young.
Gail M. Peck serves as Arcosa’s Chief Financial Officer. Previously, she served as the Senior Vice President, Finance and Treasurer at Arcosa from 2018 to 2021. From 2010 until 2018, Ms. Peck served as Vice President, Finance and Treasurer of Trinity. From 2004 to 2009, she served as Vice President and Treasurer for Centex Corporation, a diversified building company.
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
Summary of Risk Factors
The following is a summary of the principal risks that could adversely affect our business, operations and financial results, and consequently the principal risks associated with an investment in our equity or debt securities. We describe these risks in greater detail below the Summary of Risk Factors.
Risks Related to our Business and Operations.
•the seasonality of our business and its susceptibility to severe and prolonged periods of adverse weather;
•delays in construction projects and failure to manage our inventory;
•an inability to sustain our market positions in highly competitive industries;
•an inability to deliver our backlog on time;
•our dependence on key management employees and skilled or professional labor, and an inability to retain their services in the future;
•an inability or failure to maintain safe work sites;
•collective bargaining agreement disputes with labor unions and the risk of strikes or work stoppages;
•equipment failures or other material disruptions at our manufacturing facilities, mining facilities or elsewhere in our supply chain;
•damage to our facilities as a result of natural disasters or similar incidents;
•fluctuations in the price and supply of raw materials, parts, and components used in production, including tariffs on foreign imports;
•reductions in the availability of natural aggregates reserves, specialty materials reserves, and supply stock for recycled aggregates;
•reductions in the availability of energy supplies or an increase in energy costs;
•quarterly fluctuations in our financials due to the limited number of customers for certain products, variable purchase patterns, and timing of completion and delivery of orders;
•material nonpayment or nonperformance by our customers;
•reputational harm or product warranty and liability claims from defects in our products;
•claims arising from third-party misuse, improper installation, or inadequate maintenance or repair of our products;
•expense, unavailability, or inadequacy of insurance coverage;
•an inability to manage our operations or fulfill obligations as a result of our indebtedness and restrictions our indebtedness places on our current and future operations;
•any requirement to reduce the value of our long-lived assets, including intangible assets and/or goodwill;
•changes in accounting policies or inaccurate estimates in the application of accounting policies;

Risks Related to Economic, Geopolitical, and Legal Factors.
•the impact of pandemics, epidemics, or other public health emergencies, as well as governmental shutdowns related thereto;
•instability in the economy or negative conditions in credit markets;
•decreased demand for our products due to our participation in cyclical industries subject to downturns;
•the impact of increased prices and inflation on principal raw material prices, including the cost of steel and liquid asphalt;
•risks related to operations outside of the U.S.;
•increased costs due to fluctuations in foreign currency exchange rates;
•trade policies and practices of competitors that violate U.S. or other foreign laws;
•dependence on government spending, funding, and routine operations from federal, state and local government agencies;
•repercussions from terrorist activities or armed conflict;
•litigated disputes and other claims that could increase costs and weaken our financial condition;

Risks Related to Growth Strategy.
•uncertainty of organic growth and increased costs from related operational transitions;
•an inability to successfully identify, consummate, or integrate acquisitions;
•unexpected liabilities from acquisitions and divestitures;
•exposure to new business, regulatory, political, operational, financial, and economic risks from the potential expansion of our business;

Risks Related to Regulatory and Environmental Matters.
•any failure to comply with regulatory compliance obligations in all countries where we do business;
•an inability to comply with health and safety laws and regulations;
•exposure to environmental liabilities and unknown environmental conditions;
•any improper handling, transport, storage, or disposal of hazardous materials;
•risks and physical impacts related to climate change, including business, regulatory, and legal risks;
•costs associated with and varying sentiments regarding our sustainability efforts and practices;
•taxing authorities could contest certain of the tax positions we take;
•the expiration, elimination, modification, or reduction of tax benefits, tax credits, federal-aid programs, or other government funding or subsidies;

Risks Related to Technology and Cybersecurity.
•information system failures, cyber incidents, or security breaches;
•an inability to comply with evolving laws and regulations regarding privacy and cybersecurity;
•operational, legal, and compliance risks regarding our adoption and use of AI technologies;
•an inability to sufficiently protect our intellectual property rights;

Risks Related to Arcosa Common Stock.
•unpredictability in the timing, amount, or payment of dividends on our common stock;
•provisions in our governing documents and Delaware law that could prevent or delay acquisition bids or merger proposals;
•significant fluctuations in our stock price;
•dilution of stockholders’ ownership percentage.

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
At December 31, 2025, Arcosa's backlog was approximately $1.1 billion within our Engineered Structures and $296.9 million within our Transportation Products segments. Arcosa's ability to meet customer delivery schedules for backlog is dependent on a number of factors including, but not limited to, sufficient manufacturing plant capacity, adequate supply channel access to raw materials and other inventory required for production, an adequately trained and capable workforce, engineering expertise, and appropriate planning and scheduling of manufacturing resources. We may also encounter capacity limitations due to changes in demand despite our forecasting efforts. Some of the contracts we enter into with our customers, such as for barges, traffic structures and wind towers, require long manufacturing lead times and contain penalty clauses or liquidated damages provisions related to late delivery. Failure to deliver in accordance with contract terms and customer expectations could subject us to financial penalties, damage existing customer relationships, increase our costs, reduce our sales and have a material adverse effect on Arcosa's business.
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
Arcosa depends on professional labor across its businesses and skilled labor in the manufacture, maintenance, and repair of Arcosa’s products. Some of Arcosa’s facilities are located in areas where demand for skilled laborers, such as welders, complex machine operators, and equipment maintenance workers, may exceed supply. Arcosa competes for such personnel with other companies who may periodically offer more favorable terms of employment. If Arcosa is unable to hire and retain these skilled laborers, Arcosa may be limited in its ability to maintain or increase production rates and costs to replace or retain skilled laborers may increase.
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
A significant portion of Arcosa’s business depends on the adequate supply of raw materials and numerous specialty and other parts and components at competitive prices. The principal material used in Arcosa’s manufacturing segments is steel. The current U.S. administration has maintained and, in some cases, significantly expanded tariffs on foreign imports of steel and aluminum. While Arcosa has historically mitigated tariff impacts through tariff exclusions or alternative sourcing, these strategies are subject to change, including the expiration of exclusions or the imposition of new tariffs, quotas, or trade restrictions on previously exempt supply sources. Any adverse change in trade policy, such as the imposition of new tariffs, quotas, or other trade remedies, could increase costs and adversely affect our margins and profitability. In addition, the inflationary pressures on principal raw material prices, like steel, may result in increased costs or a delay in orders from Arcosa's customers. Market steel prices have in the past and may in the future exhibit periods of volatility and an increase in steel prices could continue to negatively impact demand for Arcosa's products. Steel prices may experience further volatility as a result of scrap surcharges assessed by steel mills, tariffs, and other market factors. Furthermore, consolidation of steel producers may lead to decreased competition in the industry and result in increased steel prices. Arcosa may use contract-specific purchasing practices, supplier commitments, contractual price escalation provisions, flexing between steel type, and other arrangements with Arcosa’s customers to mitigate the effect of this volatility on Arcosa’s operating profits. To the extent that Arcosa does not have such arrangements in place, a change in steel prices could materially lower Arcosa’s profitability.
The availability of natural aggregates reserves, specialty materials reserves, and supply stock for recycled aggregates could have a material adverse effect on Arcosa's ability to cost-effectively manufacture and sell its products.
A part of the operations in Arcosa’s Construction Products segment includes the mining of natural aggregates and specialty materials reserves. The success and viability of these operations depend on the accuracy of Arcosa’s reserve estimates, the costs of production and the ability to economically distribute the natural aggregates and specialty materials. Estimates for natural aggregate and specialty materials reserves and for the costs of production of such reserves depend upon a variety of factors and assumptions, many of which involve uncertainties beyond Arcosa’s control, such as geological and mining conditions that may not be identifiable. In addition, Arcosa's success in recovering natural aggregates and specialty materials depends on the ability to maintain permits for existing mines and secure and permit new reserve locations in areas that make distribution of materials economically viable. Engaging and maintaining good relations within the communities where we operate is important to securing and retaining permits. Inaccuracies in reserve estimates and production costs, and the inability to secure locations and permits for future operations could negatively affect our results of operations. The success and viability of Arcosa's recycled aggregates operation depends on Arcosa's success in procuring supply stock for processing recycled materials into recycled aggregates. The inability to secure and maintain locations and permits for natural and recycled aggregates operations could negatively affect our results of operations.
Reductions in the availability of energy supplies or an increase in energy costs may increase Arcosa’s operating costs.
Arcosa uses electricity and various gases, including natural gas, at Arcosa’s manufacturing facilities and uses diesel fuel in vehicles to transport Arcosa’s products to customers and to operate its plant equipment. An outbreak or escalation of hostilities between the U.S. and any foreign power or between other foreign powers, such as the war in Ukraine, conflicts in Venezuela and the Middle East or tensions with China, could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of natural gas or energy in general. Additionally, extreme weather conditions such as extreme temperatures, hurricanes, tornadoes, or floods could result in varying states of disaster and lead to disruptions to the delivery and supply of petroleum and/or natural gas, including rationing thereof, or an increase in natural gas prices, electricity prices, or other general energy costs. Future limitations on the availability (including limitations imposed by increased regulation or restrictions on rail, road, and pipeline transportation of energy supplies) or consumption of electricity, petroleum products or natural gas and/or an increase in energy costs, particularly natural gas and diesel fuel, could have an adverse effect upon our ability to conduct Arcosa’s business cost effectively.

The limited number of customers for certain of Arcosa’s products, the variable purchase patterns of Arcosa’s customers in all of its segments, and the timing of completion, delivery, and customer acceptance of orders may cause Arcosa’s revenues and income from operations to vary substantially each quarter, potentially resulting in significant fluctuations in its quarterly results.
Some of the markets Arcosa serves have a limited number of customers. For example, Arcosa's wind tower customer base is highly concentrated due to a limited number of companies constructing wind towers. The volumes purchased by customers in each of Arcosa’s business segments vary from year to year, and not all customers make purchases every year. Furthermore, the timing of the completion, delivery, and customer acceptance of orders, including backlog orders, may cause Arcosa's revenues and income from operations to vary substantially each quarter. As a result, the order levels for Arcosa’s products have varied significantly from period to period in the past and may continue to vary significantly in the future. GE Vernova accounted for approximately 12.2% of our consolidated revenues in 2025 up from 10.8% of consolidated revenues in 2024. As a result of these fluctuations, Arcosa believes that comparisons of its sales and operating results between periods may not be meaningful and should not be relied upon as indicators of future performance.
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
Arcosa's indebtedness could adversely affect its financial condition and prevent it from fulfilling its obligations
As of December 31, 2025, our total debt (excluding debt issuance costs) was approximately $1.5 billion, and we had unused commitments of $700.0 million under our revolving credit facility that is part of our Credit Agreement. In addition, Arcosa is subject to a variety of performance bonds, payment guarantees and other contingent obligations in the operation of its business.
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
Changes in accounting policies or inaccurate estimates or assumptions in the application of accounting policies could adversely affect the reported value of Arcosa's assets or liabilities and financial results.
Arcosa’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The significant accounting policies, together with the other notes that follow, are an integral part of the financial statements. Some of these policies require the use of estimates and assumptions that may affect the reported value of Arcosa’s assets or liabilities and financial results and require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. Accounting standard setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board, the SEC, and Arcosa’s independent registered public accounting firm) may amend or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be difficult to predict and can materially impact how Arcosa records and reports its financial condition and results of operations. In some cases, Arcosa could be required to apply a new or revised standard retrospectively, resulting in the restatement of prior period financial statements. For a further discussion of some of Arcosa’s critical accounting policies and standards and recent accounting changes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and Note 1. “Overview and Summary of Significant Accounting Policies” to Consolidated Financial Statements.

Risks Related to Economic, Geopolitical, and Legal Factors.
Pandemics, epidemics, or other public health emergencies, as well as the governmental shutdowns related thereto or otherwise, may adversely affect Arcosa’s business.
Arcosa’s business may be adversely affected if a pandemic, epidemic, or other public health emergency occurs. The outbreak of a pandemic, epidemic, or any future public health emergency could negatively impact our business, including the health and productivity of our employees, the availability and pricing of supplies and raw materials, our ability to fulfill customer orders, and the availability of our transportation and distribution networks. If any of Arcosa’s facilities become subject to closure from a public health emergency, the business as a whole could be materially affected.
A public health emergency could also disrupt Arcosa's cross-border business transactions and activities. During a pandemic, governments in the U.S. and elsewhere in the world may impose strict measures to help control the spread of a virus, including quarantines, travel restrictions and business curtailments. Such actions may impair or prevent Arcosa from continuing its operations. The extent to which a pandemic, epidemic, or other public health emergency, as well as government shutdowns related thereto or otherwise, could impact our business will depend on numerous evolving factors that we may not be able to accurately predict.
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
We are also exposed to risks associated with the creditworthiness of our customers and suppliers. If volatile conditions in the global credit markets such as rising interest rates and tightening of credit standards limit our customers' access to credit (or increase the cost of obtaining credit), product order volumes may decrease, or customers may default on payments owed to Arcosa. Likewise, if Arcosa's suppliers face challenges obtaining credit, selling their products to customers that require purchasing credit, or otherwise operating their businesses, the supply of materials Arcosa purchases from them to manufacture its products may be interrupted. These events or a more general economic downturn could lead to a reduction in orders for Arcosa’s products, requests for deferred deliveries of backlog orders and make it difficult to collect on accounts receivable, which could result in lower revenue or increased operating costs. In addition, such events could result in Arcosa’s customers’ attempts to unilaterally cancel or terminate firm contracts or orders in whole or in part, resulting in contract or purchase order breaches, which could result in increased commercial litigation costs.
Arcosa and its customers participate in cyclical industries, which are subject to downturns.
A majority of Arcosa's revenue is from customers who are in industries and businesses that are cyclical in nature, which may result in decreased demand for Arcosa's products and negatively affect the collectability of receivables. For example, demand for our construction products is driven in large part by residential and commercial construction spending and by population and economic growth, which typically slow during a downturn. The barge industry in particular has previously experienced sharp cyclical downturns and, at such times, operated with a minimal backlog. In addition, since Arcosa's operations are in a variety of geographic markets, its businesses are subject to differing economic conditions and labor availability in each such geographic market. While the business cycles of Arcosa’s different operations may not typically coincide, an economic downturn could affect disparate cycles contemporaneously.
Cyclical or other fluctuations, including as a result of government or macroeconomic policy, could result in decreased demand for our products, which could, in turn, result in lower sales volumes, lower prices, a slowdown in production at our facilities and/or a decline in or loss of profits. Arcosa may transition away from certain businesses based on such cyclical downturns and economic conditions. In addition, an economic downturn may negatively affect the collectability of accounts receivable. Any of the foregoing market or industry conditions or events could result in reductions in Arcosa’s revenues, or increased operating costs.
The impact of increased prices and inflation on principal raw material prices, including the cost of steel with respect to the order of new barges or wind towers and liquid asphalt with respect to our asphalt paving operations, could negatively impact Arcosa's performance and financial results.
Increased inflation and volatile input costs may be beyond our control, including rising prices for raw materials such as steel, liquid asphalt, fuel, parts and components, freight, packaging, supplies, labor, and energy, which increase our costs to manufacture and distribute our products. We may be unable to pass these rising costs on to our customers. While Arcosa cannot predict the extent to which inflation may increase, increases and volatility in the price of steel and liquid asphalt have impacted and could impact in the future a customer's decision to place or delay orders for new barges, wind towers, or asphalt paving. Other inflationary pressures may generally result in a reduction in construction activity, which could have a material adverse effect on our business. Under varying circumstances, Arcosa may take actions to minimize these inflationary risks, but such efforts may not be effective in mitigating the impact on Arcosa's margins. Arcosa's revenues or operating costs may be negatively affected if we are unable to mitigate the impact of these cost increases through contractual means or otherwise offset the effect of these cost increases.
Risks related to Arcosa’s operations outside of the U.S., particularly Mexico, could decrease Arcosa’s profitability.
Arcosa’s operations outside of the U.S. are subject to risks associated with cross-border business transactions and activities. Political, legal, trade or environmental regulatory developments, economic change or instability, criminal activities, or social unrest could limit or curtail Arcosa’s respective foreign business activities and operations, including the ability to hire and retain employees. Violence in Mexico associated with drug trafficking is continuing. Arcosa has not, to date, been materially affected by any of these risks, but Arcosa cannot predict the likelihood of future effects from such risks or any resulting adverse impact on Arcosa’s business.
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
Furthermore, any material changes in the tariffs, quotas, trade remedies, regulations or duties on imports imposed by the U.S. government and agencies, or on exports by the government of Mexico or its agencies, could materially adversely affect Arcosa’s ability to export products that Arcosa manufactures in Mexico. In particular, the tariffs put in place by the current U.S. administration have resulted in, and may continue to result in, increased raw material costs that we may not be able to fully pass on to customers. Additionally, the U.S. Department of Commerce has initiated an investigation into imports of wind tower components; while the final scope and magnitude of any potential duties are pending, it is possible an adverse determination could result in significant new tariffs on such imported products. Changes in U.S. trade policy have also resulted in reciprocal and retaliatory tariffs from U.S. trading partners, which could decrease demand for some of our products and reduce revenue. Failure to comply with such import and export regulations could result in significant fines and penalties.
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
Arcosa faces competition from manufacturers both in the U.S. and around the world, some of which may engage in competition and trade practices involving the importation of competing products into the U.S. in violation of U.S. or other foreign laws, regulations, or practices. Arcosa’s competitors may import competing products that are subsidized by foreign governments and sold in the U.S. at less than fair value. The results of trade negotiations, trade agreements, and tariffs have negatively affected and could continue to negatively affect Arcosa’s supplies, cost of goods sold, and customers. Arcosa produces certain products at its manufacturing facilities in Mexico and relies on cross-border supply chains. Arcosa's business benefits from free trade agreements, such as the United States-Mexico-Canada Agreement ("USMCA"). In July 2026, there will be a first review of the USMCA that could ultimately result in material changes to the agreement's terms. Such potential USMCA developments, including tariffs, changes or amendments to the agreement, governmental orders, policies, and laws and regulations could adversely affect Arcosa's existing production operations in Mexico and have a material adverse effect on Arcosa's business. Additionally, since 2025, the U.S. government has implemented additional tariffs on goods being imported into the U.S. from China, Mexico and Canada. Also, since 2025, changes in U.S. trade policy have resulted in reciprocal tariffs on exports from the U.S. and could again result in reactions from U.S. trading partners, including adopting responsive trade policies, like reciprocal tariffs, making it more difficult or costly for us to export or import our products from or into Mexico and Canada. In February 2026, the U.S. Supreme Court ruled that some of the tariffs imposed under the current U.S. presidential administration are invalid. Following the ruling, a presidential proclamation was issued imposing additional tariffs under U.S. trade laws different from those ruled on by the U.S. Supreme Court, such tariffs can remain in effect for up to 150 days, which may be extended by the U.S. Congress. The current U.S. presidential administration may continue to impose additional tariffs under other U.S. trade laws.

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
Arcosa and its customers depend on government spending, funding and routine operations from federal, state and local government agencies, and any disruption in government funding or other functions could harm Arcosa's business.
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
Furthermore, certain of Arcosa’s businesses depend on government spending for infrastructure and other similar building activities, including Stavola's business activities in New Jersey. As a result, demand for some of Arcosa’s products is influenced by local, state, U.S. federal, and international government fiscal policies, tax incentives and other subsidies, and other general macroeconomic and political factors. Projects in which Arcosa participates may be funded directly by governments or privately-funded, but are otherwise tied to or impacted by government policies, U.S. presidential executive orders and memorandums, and spending measures. In 2021, the IIJA was signed into law, which provides approximately $350 billion for federal highway programs from 2022 through 2026 by extending many of the programs in the 2015 Fixing America's Surface Transportation Act at higher funding levels, as well as supplemental funding for roads, bridges, and other major projects. We expect Congress to either complete a new multi-year surface transportation reauthorization by the end of 2026 or an extension of the current IIJA funding until such time as they are able to pass a new highway reauthorization.
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
Furthermore, Arcosa relies on government personnel to conduct certain routine business processes for the inspection and delivery of certain products that, if disrupted, could have an impact on Arcosa's revenues and business. For example, our barge business depends on services provided by the U.S. Coast Guard and a government shutdown may limit the Coast Guard's ability to conduct such services, which could impair our ability to deliver vessels on schedule, increase logistical and compliance costs, and disrupt customer operations.
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
Arcosa is currently, and may from time to time be, involved in various claims or legal proceedings arising out of Arcosa’s operations. The defense of these lawsuits, claims, investigations, and proceedings may divert management's attention from Arcosa's core business and be expensive to defend. Any claims or legal proceedings brought against Arcosa, with or without merit, could harm Arcosa's reputation in the industry and reduce product sales. Adverse judgments and outcomes in some or all of these matters could result in significant losses and costs that could weaken Arcosa’s liquidity and financial condition. Although Arcosa maintains reserves for its probable and reasonably estimable liability, Arcosa’s reserves may be inadequate to cover its portion of claims or final judgments after taking into consideration rights in indemnity and recourse under insurance policies or to third parties as a result of which there could be a material adverse effect on Arcosa’s business. See Note 14. "Commitments and Contingencies” to the Consolidated Financial Statements for additional information on the Company’s current litigation.
Risks Related to Growth Strategy.
Organic growth is uncertain and operational transitions could increase costs and lower efficiency.
Arcosa seeks to expand existing business and identify new organic growth opportunities. In seeking these opportunities, we may encounter start-up challenges, new compliance requirements, unforeseen costs, and other risks as we enter new markets, including identifying appropriate opportunities, differentiating ourselves from competitors, managing our ramp-up, recruiting and retaining appropriately experienced and qualified employees, managing customer expectations, and appropriately budgeting and pricing new work. Similarly, Arcosa may from time to time repurpose existing facilities for new or different product lines or business activities. Such transitions can involve significant operational, regulatory and commercial risks, including delays or denials in obtaining required permits, licenses, environmental or zoning approvals, or other governmental authorizations. Further, these transitions may affect customer delivery timelines, product quality, and service levels during changeover periods and ramp-up.
There are inherent risks in our expansion goals and we may be unable to realize the levels of profitability we anticipated. If we are unable to manage the risks of operating in these new markets, our reputation and profitability could be adversely affected.
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
In addition, if Arcosa is not able to successfully integrate its transactions, including the Stavola acquisition, to any material degree, such failure of a successful integration could result in unexpected claims or otherwise have a material adverse effect on Arcosa’s business. Integration risks include the following: (i) the diversion of management’s time and resources to integration matters from other Arcosa matters; (ii) difficulties in achieving business opportunities and growth prospects of the acquired business; (iii) difficulties in managing the expanded operations; (iv) challenges in retaining key personnel; and (v) the disruption of ongoing business, customer, and employee relationships. The failure to successfully integrate such mergers or acquisitions could prevent Arcosa from achieving the anticipated operating and cost synergies or long-term strategic benefits from such transactions.
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
Risks Related to Regulatory and Environmental Matters.
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
Although we believe that we are in material compliance with all applicable regulations and operating permits material to our business operations, if it is determined that our products or processes are not in compliance with applicable requirements, rules, regulations, specifications, standards or product testing criteria, it might result in additional operating expenses or otherwise adversely affect our ability to operate, administrative fines or penalties, criminal sanctions, product recalls, reputational harm, or loss of business that could have a material adverse effect on Arcosa’s business.
In addition, amendments to existing statutes and regulations, adoption of new statutes and regulations, modification of existing operating permits, or entering into new lines of business which are under the jurisdiction of governmental agencies that Arcosa has not previously been subject to could require us to alter our methods of operation and/or discontinue the sale of certain of our products, resulting in substantial costs. For example, the U.S. barge industry relies, in part, on the Jones Act because it prohibits foreign vessels from transporting goods between U.S. ports. Changes to or a repeal of such legislation could have a material adverse impact on Arcosa’s barge business and revenues.
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
Arcosa is subject to comprehensive federal, state, local, and foreign environmental laws and regulations relating to: (i) the release or discharge of regulated materials into the environment at or from Arcosa’s facilities or with respect to Arcosa’s products while in operation; (ii) the management, use, processing, handling, storage, transport and transport arrangement, and disposal of hazardous and non-hazardous waste, substances, and materials; and (iii) other activities relating to the protection of human health and the environment. Such laws and regulations expose Arcosa to liability for its own acts and potentially the acts of others. These laws and regulations also may impose current liability on Arcosa under circumstances where, at the time of the action taken, such action complied with then applicable laws and regulations. In addition, environmental laws and regulations may require significant expenditures to achieve compliance, and non-compliance could result in a shutdown or work stoppage and administrative, civil and/or criminal fines or penalties.
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
We use and otherwise handle controlled hazardous materials in our business and generate wastes that are regulated as hazardous wastes under U.S. federal, state, and local environmental laws and under equivalent provisions of law in other jurisdictions in which our manufacturing facilities are located. Our use and management of these substances and materials are subject to stringent, and periodically changing, regulation that can impose costly compliance obligations on us and have the potential to adversely affect our manufacturing activities. We are also subject to potential liability for claims alleging property damage and personal and bodily injury or death arising from the use of or exposure to our products, especially in connection with products we manufacture that our customers use to transport or store hazardous, flammable, toxic, or explosive materials.
The risk of accidental contamination or injury from these materials cannot be completely eliminated. If an accident involving these substances occurs, we could be held liable for any damages that result, as well as incur clean-up costs and liabilities, which can be substantial. Additionally, an accident involving these materials could damage our facilities, resulting in operational delays and increased costs.
Our manufacturing plants or other facilities may have unknown environmental conditions that could be expensive and time-consuming to correct.
There can be no assurance that we will not encounter environmental conditions at any of our manufacturing plants or other facilities that may require us to incur significant clean-up or correction costs. Upon encountering an environmental condition or receiving a notice of an environmental condition, we may be required to investigate and/or correct or remediate the condition. The presence of an environmental condition requiring corrective action or remediation relating to any of our manufacturing plants or other facilities may require significant expenditures to address.
Business, regulatory, and legal developments regarding climate change, and physical impacts from climate change, could have an adverse effect on our business.
Legislation and rules to regulate emission of GHGs may require Arcosa to meet new standards that may require substantial reductions in carbon emissions. Although there has been a recent push at the federal level in the United States to roll back previous initiatives relating to the regulation of GHG emissions, litigation challenging this rulemaking is expected and the ultimate outcome and long-term effect of this rescission and other roll back initiatives are uncertain at this time. It is possible that efforts to regulate GHGs at the national level in the United States could resume in the future. Further, various states have considered or adopted legislation that seeks to control or reduce GHG emissions from a wide range of sources and there may be future such efforts at the state level or in other countries in which we operate.
There is a potential that climate change legislation and regulation could adversely impact the cost of certain manufacturing inputs, including the increasing cost of energy and electricity. While Arcosa cannot assess the direct impact of these or other potential regulations, new climate change protocols could affect demand for its products and/or affect the price of materials, input factors, energy costs, and manufactured components.
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
We may communicate certain initiatives and goals regarding GHGs and related matters in our public disclosures. These initiatives and goals may be difficult and expensive to implement or may not advance at a pace sufficient to meet our goals, and we could be criticized for the scope, accuracy, adequacy or completeness of the disclosure. Further, statements about our GHG-related initiatives and goals, and progress towards these goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. If our GHG-related data, processes and reporting are inaccurate or incomplete, or if we fail to achieve progress with respect to these goals or initiatives on a timely basis or at all, our operations and financial performance could be adversely affected.
California has enacted climate disclosure laws requiring certain U.S. companies doing business in California to report certain GHG emissions and make other climate-related financial risk disclosures. In the past, U.S. federal agencies, like the SEC, have proposed similar climate disclosure requirements. The California rules have been legally challenged and are pending final resolution. To the extent these climate disclosures survive and/or substantially similar ones are adopted in the future, we will be required to incur significant time and money to comply with the disclosure requirements and may be required to modify certain of our operations. These compliance costs could adversely impact our future business.
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
For example, tax legislation enacted in August 2022 provided for certain manufacturing, production, and investment tax credit incentives, including AMP tax credits for companies that domestically manufacture and sell clean energy equipment, like Arcosa Wind Towers. However, tax legislation enacted in July 2025 includes several provisions that roll-back, phase out, repeal, and/or add stricter eligibility requirements for these tax incentives, including provisions that terminate (i) AMP tax credits for wind tower components sold after 2027 and (ii) production tax credits and investment tax credits for wind farm projects that are not placed in service before the end of 2027 (unless such projects begin construction on or before July 4, 2026). Although the pending expiration of these incentives may pull demand forward in the near term, such expiration could in the longer term reduce the demand for Arcosa’s products and/or decrease the amount of AMP tax credits or other tax benefits for which Arcosa or its contractual counterparties may be eligible, thereby creating the potential for a material adverse effect on Arcosa’s business and future financial results.
Risks Related to Technology and Cybersecurity.
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
While we employ several measures to prevent, detect, and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber event or that any third parties with which we do business will be successful in preventing a cyber event. We have invested and continue to invest in risk management, information security, and data protection measures, including technical, administrative, and organizational safeguards, in order to protect our systems and data. The cost and operational consequences of implementing, maintaining, and enhancing further data or system safeguards could increase significantly to keep pace with increasingly frequent, complex, and sophisticated global cyber threats, including those enabled or amplified by AI. Any material breaches of cybersecurity, including the accidental loss, inadvertent disclosure or unauthorized access or dissemination of proprietary information or sensitive or confidential data, or media reports of perceived security vulnerabilities to our systems, products, and services or those of our third parties could cause us to experience reputational harm, loss of customers and revenue, fines, regulatory actions and scrutiny, sanctions, or other statutory penalties, litigation, liability for failure to safeguard our customers' information, or financial losses that are either not insured against or not fully covered through any insurance maintained by us. Any of the foregoing may have a material adverse effect on our business, operating results, and financial condition.
Arcosa is subject to complex and evolving laws and regulations regarding privacy and cybersecurity.
The laws and regulations governing cybersecurity, data privacy and protection, and the unauthorized access or disclosure of confidential or protected information pose increasingly complex compliance challenges and potentially elevate costs, and any actual or perceived failure to adequately address privacy and cybersecurity concerns or comply with applicable laws and regulations could result in significant penalties, legal liability, judgments and negative publicity; require us to change our business practices; increase the costs and complexity of compliance; and adversely affect our business. If we are not able to adjust to changing laws, regulations and standards relating to privacy or cybersecurity, our business may be materially harmed. As noted above, we are also subject to the possibility of cyber events, which themselves may result in a violation of these privacy and data security laws.
Arcosa’s adoption and use of AI technologies present operational, legal, and compliance risks that could increase our costs and expose us to liability.
Arcosa uses, and expects to expand its use of, AI and machine learning tools across its operations. These tools depend on data quality, model design, human oversight, and third-party software and services. Evolving AI laws, regulations, standards, and contractual obligations may restrict certain use cases and increase compliance risk. Although Arcosa maintains internal AI governance, including a charter and a committee, to guide, oversee and support the responsible exploration, adoption, development and integration of AI technologies, these measures cannot eliminate all risks, and failures could adversely affect our business, results of operations, reputation, and financial condition.
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
These provisions include limitations on the ability of our stockholders to call special meetings, the establishment of advance notice procedures for stockholder proposals and nominations for election of directors and allow for the Board to issue blank check preferred stock with voting or conversion rights without stockholder approval. In addition, Arcosa is subject to Section 203 of the Delaware General Corporation Law which makes it more difficult for a person who acquires 15% or more of Arcosa's outstanding voting stock to effect various business combinations with us for a three-year period following the time such stockholder became a 15% stockholder.
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
Managing Material Risks & Integrated Overall Risk Management
Arcosa has strategically integrated cybersecurity risk management into its broader risk management framework to promote a company-wide culture of cyber risk awareness. Arcosa's Chief Information Officer ("CIO") and Senior Director of Information Security work closely with the IT department to continuously evaluate and address cybersecurity risks in alignment with business objectives, operational needs, and industry-accepted standards, such as the CIS Critical Security Controls and National Institute of Standards and Technology ("NIST") frameworks.
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

Governance
Risk Management Personnel
Arcosa's cybersecurity risk management program is overseen by management at multiple levels. The CIO and Senior Director of Information Security play key roles in assessing, monitoring, and managing the Company's cybersecurity risks with support of dedicated information technology and security personnel. Both the CIO and Senior Director of Information Security have been in their respective roles at Arcosa for over 7 years. The CIO has over 40 years of leadership positions in the high tech and IT industries. He is experienced in detailed product and solution development as well as business process operations providing an understanding of how cybersecurity considerations intersect the business. The Senior Director of Information Security and Compliance at Arcosa has more than 20 years of experience architecting, designing, and deploying security solutions based on industrial frameworks.
Monitor Cybersecurity Incidents
The CIO and Senior Director of Information Security are continually informed and updated about the latest developments in cybersecurity, including emerging threats and innovative risk management techniques. They implement and oversee processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the Company is equipped with a defined and practiced incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.
Board of Director Oversight
The Board's Audit Committee is responsible for overseeing the Company's cyber risk. The CIO and other experts, as necessary, provide the Audit Committee quarterly updates that encompass a broad range of topics, including but not limited to:
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
In addition, the CIO provides updates to the full Board upon request and updates the Board on unique developments, such as regulatory updates or unique vulnerability developments. Our Board is composed of members with diverse expertise including risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.

Item 2. Properties.
Arcosa’s corporate headquarters are located in Dallas, Texas. We principally operate in various locations throughout the U.S. and in Mexico. Our facilities are considered to be in good condition, well maintained, and adequate for our purposes. Information about the total square footage of our facilities as of December 31, 2025 is as follows:

	Approximate Square Feet(1)		Approximate Square Feet Located In(1)
	Owned	Leased	U.S.	Non-U.S.
Construction Products	859,300	349,700	1,197,400	11,600
Engineered Structures	2,578,400	375,400	2,298,800	655,000
Transportation Products	699,000	96,000	795,000	—
Corporate	—	39,800	39,800	—
	4,136,700	860,900	4,331,000	666,600
(1) Excludes non-operating facilities.

Our estimated weighted average production capacity utilization for the twelve-month period ended December 31, 2025 is reflected by the following percentages:

Production Capacity Utilized(1)
Construction Products(2)	65%
Engineered Structures	65%
Transportation Products	45%
(1) Excludes non-operating facilities.
(2) Includes processing facilities, quarries, and mines.

Mineral Reserves - Overview
Information concerning the Company’s mining properties has been prepared in accordance with the requirements of Subpart 1300 of Regulation S-K (“S-K 1300”). The terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve,” and “probable mineral reserve,” whether singular or plural, are defined and used in accordance with S-K 1300. Under S-K 1300, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person that the mineral resources can be the basis of an economically viable project.
The Company’s estimates of mineral reserves and mineral resources are determined internally by competent professionals, including engineers and geologists, using industry best practices and internal controls. These estimates are based on geologic data, mineral ownership information, and current or proposed operating plans. Our mineral reserves are proven and probable reserves that could be economically and legally extracted or produced at the time of the reserve determination, considering grade and quality of the minerals and all material modifying factors. These estimates are periodically updated to reflect past mining production, updated mine plans, new exploration information, and other geologic or mining data. Acquisitions or dispositions of mining properties will also change these estimates. Changes in mining or processing methods may increase or decrease the recovery basis for the estimates. The ability to update or modify the estimates of our mineral reserves is restricted to competent geologists and mining engineers and material modifications are documented. Our estimates of mineral reserves and mineral resources, and supporting information, have been assessed by the John T. Boyd Company, a qualified person, which is unaffiliated with the Company and conforms to the requirements under S-K 1300 for qualified persons. For more information related to the risks associated with the estimates of mineral reserves and mineral resources, see Item 1A. “Risk Factors - Risks Related to our Business and Operations.”
Mining Properties
During the year ended December 31, 2025, we produced 33.3 million tons of natural aggregates and specialty materials from our mining and processing operations located in the U.S. and Canada, all of which, we believe, have adequate road and/or railroad access. As of December 31, 2025, the Company did not have any individually material mining properties. The Company reports its mining operations primarily through the following commodity groupings:
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
Our active operations as of December 31, 2025 included 52 that produce and distribute natural aggregates and 11 that produce, process, and distribute specialty materials. In addition to our active operations, we control interests in 23 inactive or greenfield (undeveloped) mining properties. We also own and operate recycled aggregates (i.e., recycled concrete products) facilities which are not dependent on mineral reserves.

The following map illustrates the locations of our active mining operations as of December 31, 2025, excluding stand-alone processing facilities:

(1)
(1)

★ **Natural Aggregates** – natural sand, gravel, and limestone base, stabilized sand

▲ **Specialty Materials** – Shale and clay expanded and hardened in a rotary kiln, gypsum, anhydrite, and limestone

(1) – Includes multiple operations within a small geographic area.

The following table summarizes, by major commodity group and geographic region, the status for our mining properties as of December 31, 2025:

	Number of Properties
	Producing	Inactive	Total
Natural aggregates:
Texas	23	11	34
All other	29	8	37
	52	19	71
Specialty materials	11	4	15
	63	23	86
Our active mining operations include 62 surface mines and one underground mine. The operations extract materials from surficial or near-surface alluvial and bedrock deposits. Mining methods utilized at our surface operations include conventional truck/shovel excavation and dredge mining. Our single underground mine in Pennsylvania utilizes mechanized room-and-pillar mining methods.

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

	Annual Production (million tons)
	2025	2024	2023
Natural aggregates	29.9	26.4	27.5
Specialty materials	3.4	4.0	4.0
	33.3	30.4	31.5
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
Mineral Reserves
We controlled an estimated 1.3 billion tons of mineral reserves as of December 31, 2025. Reported mineral reserves include only quantities that are owned in fee or under lease – approximately 684 million tons or 55% are located on owned land and approximately 566 million tons or 45% are located on leased land. The economic viability of our reserves was determined using average selling prices ranging from $5.03 to $112.57 per ton, depending on the location and market.
Our mineral reserves, on average, represent approximately 35 years at current production levels within the natural aggregates business and approximately 113 years at current production levels within the specialty materials business. However, certain operations may have more limited reserves and may not be able to expand. Approximately 1.1 billion tons or 85% of the reported mineral reserves are attributable to active mining operations.
As of December 31, 2025, the Company’s estimated mineral reserves by major commodity group and geographic region are as follows:

	Estimated Mineral Reserves (million tons)
	Proven	Probable	Total	Owned	Leased
Natural aggregates:
Texas	156.7	27.7	184.4	67%	33%
All other	278.7	425.1	703.8	38%	62%
	435.4	452.8	888.2	44%	56%
Specialty materials	278.4	83.8	362.2	81%	19%
	713.8	536.6	1,250.4	55%	45%
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

Mineral Resources
We controlled an estimated 364 million tons of mineral resources as of December 31, 2025, exclusive of our reported mineral reserves. Our mineral resource estimates are based on an initial assessment using average selling price assumptions ranging from $5.03 to $102.87 per ton, depending on the location and market. The following table summarizes our mineral resources by major commodity group and geographic region as of December 31, 2025:

	Estimated Mineral Resources (million tons)
	Measured	Indicated	Inferred	Total
Natural aggregates:
Texas	2.3	16.0	18.1	36.4
All other	—	88.8	166.2	255.0
	2.3	104.8	184.3	291.4
Specialty materials	23.5	—	48.8	72.3
	25.8	104.8	233.1	363.7
Our inferred mineral resources have been estimated on the basis of limited geologic evidence. Mineral resources, that are not mineral reserves, do not have a demonstrated economic viability at this time; however, of the 233.1 million tons of inferred mineral resources, 184.6 million tons or 79% are attributable to 18 active mining operations.

Item 3. Legal Proceedings.
See Note 14. "Commitments and Contingencies" to the Consolidated Financial Statements regarding legal proceedings.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Shares of our common stock are listed on the New York Stock Exchange and NYSE Texas, Inc. under the ticker symbol “ACA.” Our transfer agent and registrar is Broadridge Corporate Issuer Solutions, LLC.
Holders
At December 31, 2025, we had 839 record holders of common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The following graph compares the Company's cumulative total stockholder return during the five-year period ended December 31, 2025 with the S&P Small Cap 600 Index and the Russell 3000 Index Construction and Materials Sector. The data in the graph assumes $100 was invested in each index at the closing price on December 31, 2020 and assumes the reinvestment of dividends.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100
Index Value
250
200
150
100
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Arcosa, Inc.
S&P Small Cap 600 Index
Russell 3000 Index Construction and Materials Sector

Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Arcosa, Inc.	$100	$96	$100	$152	$178	$196
S&P Small Cap 600 Index	$100	$127	$106	$123	$134	$142
Russell 3000 Index Construction and Materials Sector	$100	$144	$115	$174	$217	$239

Issuer Purchases of Equity Securities
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended December 31, 2025:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2025 through October 31, 2025	—	$—	—	$50,000,000
November 1, 2025 through November 30, 2025	3,445	$104.99	—	$50,000,000
December 1, 2025 through December 31, 2025	674	$106.95	—	$50,000,000
Total	4,119	$105.31	—	$50,000,000
(1)     These columns include the following transactions during the three months ended December 31, 2025: (i) the surrender to the Company of 4,119 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of no shares of common stock on the open market as part of the stock repurchase program.
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
•Within our Engineered Structures segment, our backlog for utility and related structures as of December 31, 2025 was $434.9 million, up 5% from the prior year, and provides strong production visibility for 2026. In utility structures, order and inquiry activity continues to be healthy, as customers remain focused on grid hardening and reliability initiatives, along with increasing demand for electricity stemming from AI-driven projects. Due to increased demand, we are currently in the process of converting an idled wind tower facility to utility structures, which is expected to be operational in the second-half of 2026. We are evaluating our Engineered Structures footprint for additional opportunities to increase capacity to meet elevated demand.
•The Inflation Reduction Act ("IRA,") enacted in August 2022, was a significant catalyst for order activity for our wind towers business, also within the Engineered Structures segment. The IRA included a long-term extension of the Production Tax Credit ("PTC") for new wind farm projects and introduced new Advanced Manufacturing Production ("AMP") tax credits for companies that domestically manufacture and sell clean energy equipment in the U.S. Shortly following the passage of the IRA, we received new wind tower orders of $1.1 billion for delivery in 2023 through 2028, and we opened a new plant in New Mexico that started delivering towers in the second quarter of 2024. As of December 31, 2025, we have delivered roughly half of the orders we received in the wake of the IRA. Uncertainty around potential changes in renewable energy policy under the current U.S. presidential administration tempered additional order activity. The One Big Beautiful Bill Act (“OBBBA”), which was enacted on July 4, 2025, includes several provisions that roll-back, phase out, repeal, and/or add stricter eligibility requirements for, several tax incentives applicable to wind and solar projects. The OBBBA terminates the IRA's AMP tax credits for wind towers sold after 2027. Also, under the OBBBA, wind farm projects that begin construction after July 4, 2026, and are not placed in service before the end of 2027, will not be eligible for the PTC. Notwithstanding these developments, we remain confident that further investment in wind energy is needed to meet the load growth demands in the U.S., and the pending expiration of these incentives may pull demand forward. During the second half of 2025, we received orders of $247 million and shifted some deliveries scheduled for 2028 into 2026, which provide backlog visibility for all three of our active wind tower plants in 2026 and 2027. As of December 31, 2025, our backlog for wind towers was $627.8 million, down 19% from the prior year, and we expect to recognize 42% during 2026 and 53% during 2027.
•Within our Transportation Products segment, our backlog for inland barges as of December 31, 2025 was $296.9 million, up 6% from the prior year, and provides visibility for both hopper and tank barges well into the second half of 2026. During the fourth quarter, we received orders of $81 million for both hopper and tank barges. Both fleets continue to age as new builds are relatively low, which indicates future pent up replacement demand.
Executive Overview
Recent Developments
On February 24, 2026, the Company entered into a Stock Purchase Agreement to sell its barge business to an affiliate of Wynnchurch Capital, L.P., for a cash purchase price of approximately $450 million, subject to customary purchase price adjustments. The divestiture is expected to close in the second quarter of 2026 and is subject to regulatory approval and other customary closing conditions. Reported within the Transportation Products segment, revenues and operating profit of the barge business were $383.3 million and $60.8 million, respectively, during the year ended December 31, 2025, and $329.8 million and $49.7 million, respectively, during the year ended December 31, 2024. The Company intends to use the after-tax proceeds to further invest in the expansion of its core growth platforms and reduce outstanding debt.
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
In August 2024, the Company completed the sale of its steel components business. Previously reported in the Transportation Products segment, the steel components business was a leading supplier of railcar coupling devices, railcar axles, and circular forgings. Revenues and operating profit (loss) of the steel components business were $87.8 million and $(19.5) million, respectively, for the year ended December 31, 2024. For the year ended December 31, 2025, the Company recognized a loss of $14.7 million, primarily due to a change in the estimated fair value of the earnout and certain long-term liabilities. As the steel components business was not core to Arcosa's long-term strategy, its divestiture was not considered a strategic shift that would have a major effect on the Company's operations or financial results either from a quantitative or qualitative perspective. As such, it is not reported as a discontinued operation.
In April 2024, the Company completed the acquisition of Ameron Pole Products, LLC ("Ameron"), a leading manufacturer of highly engineered, premium concrete, and steel poles for a broad range of infrastructure applications, including lighting, traffic, electric distribution, and small-cell telecom, for $180.0 million in cash. With operations in Alabama, California, and Oklahoma, Ameron is included in our Engineered Structures segment.
Financial Operations and Highlights
•Revenues for the year ended December 31, 2025 increased by 12.2% to $2.9 billion compared to the year ended December 31, 2024, due to higher revenues in Construction Products and Engineered Structures, partially offset by lower revenues in Transportation Products resulting from the divestiture of the steel components business.
•Operating profit for the year ended December 31, 2025 totaled $341.9 million an increase of $144.3 million, with all segments contributing to the increase.
•Selling, general, and administrative expenses decreased 4.0% as higher costs from the acquired Ameron and Stavola businesses were more than offset by lower costs from steel components and a decline in acquisition and divestiture-related expenses. As a percentage of revenues, selling, general, and administrative expenses were 10.7% for the year ended December 31, 2025, compared to 12.5% in the prior year.
•Interest expense for the year ended December 31, 2025 totaled $108.8 million, an increase of $37.9 million, driven by the additional debt incurred to finance the Stavola acquisition.
•The effective tax rate for the year ended December 31, 2025 was 13.6% compared to 27.9% for the year ended December 31, 2024. See Note 9. "Income Taxes" to the Consolidated Financial Statements.
•Net income for the year ended December 31, 2025 was $208.4 million compared with $93.7 million for the year ended December 31, 2024.
Our Engineered Structures and Transportation Products segments operate in cyclical industries. Additionally, results in our Construction Products segment are affected by weather and seasonal fluctuations with the second and third quarters historically being the quarters with the highest revenues.

Unsatisfied Performance Obligations (Backlog)
As of December 31, 2025 and 2024 our backlog of firm orders was as follows:

	December 31, 2025	December 31, 2024

	(in millions)
Engineered Structures:
Utility and related structures	$434.9	$414.0
Wind towers	$627.8	$776.8

Transportation Products:
Inland barges	$296.9	$280.1
In our Engineered Structures segment, 95% of the unsatisfied performance obligations for our utility and related structures are expected to be recognized during 2026, and all of the remaining performance obligations are expected to be recognized during 2027. For our wind towers business, 42% of the unsatisfied performance obligations are expected to be recognized during 2026, 53% are expected to be recognized during 2027, and the remainder are expected to be recognized during 2028.
For inland barges in our Transportation Products segment, all of the unsatisfied performance obligations are expected to be recognized during 2026.

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
Overall Summary
Revenues

	Year Ended December 31,			Percent Change
	2025	2024	2023	2025 versus 2024	2024 versus 2023

	($ in millions)
Construction Products	$1,310.2	$1,105.1	$1,001.3	18.6%	10.4%
Engineered Structures	1,189.9	1,047.3	873.5	13.6	19.9
Transportation Products	383.3	417.6	433.5	(8.2)	(3.7)
Segment Totals before Eliminations	2,883.4	2,570.0	2,308.3	12.2	11.3
Eliminations	—	(0.1)	(0.4)
Consolidated Total	$2,883.4	$2,569.9	$2,307.9	12.2	11.4

2025 versus 2024
•Revenues increased by 12.2%.
•Revenues from Construction Products increased primarily due to the contribution from the acquired Stavola business, which closed in October 2024.
•Revenues from Engineered Structures increased primarily due to higher volumes in our utility structures and wind towers businesses, partially offset by lower steel pass-through costs. Revenues also increased due to the contribution from the acquired Ameron business, which closed in April 2024.
•Revenues from Transportation Products were impacted by the divestiture of the steel components business, which closed in August 2024. Inland barge revenues increased 16.2% for the year ended December 31, 2025, primarily due to higher tank barge deliveries.
2024 versus 2023
•Revenues increased by 11.4%.

•Revenues from Construction Products increased primarily due to the contribution from recent acquisitions.
•Revenues from Engineered Structures increased primarily due to higher volumes in our wind towers and utility structures businesses and the contribution from the acquired Ameron business.
•Revenues from Transportation Products decreased due to the sale of the steel components business, which closed in August 2024, partially offset by higher volumes in our barge business.
Operating Costs
Operating costs are comprised of cost of revenues; selling, general, and administrative expenses; impairment charges; and gains or losses on disposition of assets and sale of businesses.

	Year Ended December 31,			Percent Change
	2025	2024	2023	2025 versus 2024	2024 versus 2023

	(in millions)
Construction Products	$1,120.5	$971.2	$862.7	15.4%	12.6%
Engineered Structures	1,019.7	920.9	777.8	10.7	18.4
Transportation Products	337.2	387.4	387.7	(13.0)	(0.1)
Segment Totals before Eliminations and Corporate Expenses	2,477.4	2,279.5	2,028.2	8.7	12.4
Corporate	64.1	92.9	62.8	(31.0)	47.9
Eliminations	—	(0.1)	(0.4)
Consolidated Total	$2,541.5	$2,372.3	$2,090.6	7.1	13.5

Depreciation, depletion, and amortization(1)	$223.0	$195.0	$159.5	14.4	22.3
(1) Depreciation, depletion, and amortization are included within operating profit and allocated between cost of revenues and selling, general, and administrative expenses depending on whether the underlying assets contribute to the production of revenue.
2025 versus 2024
•Operating costs increased 7.1%.
•Operating costs for Construction Products increased primarily due to additional costs from the acquired Stavola business.
•Operating costs for Engineered Structures increased primarily due to higher volumes in utility structures and wind towers and additional costs from the acquired Ameron business, partially offset by lower steel input costs for utility structures.
•Operating costs for Transportation Products decreased primarily due to the divestiture of the steel components business, partially offset by higher tank barge volumes.
•Depreciation, depletion, and amortization increased primarily due to the acquisition of Stavola.
•Corporate costs decreased 31.0% primarily due to lower acquisition and divestiture-related expenses, partially offset by higher compensation-related expenses.
2024 versus 2023
•Operating costs increased 13.5%.
•Operating costs for Construction Products increased primarily due to additional costs from recently acquired businesses, including the fair value markup of acquired inventory and long-lived assets, and a $21.8 million gain recognized on the sale of depleted land that was netted against operating costs in 2023.
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
•Depreciation, depletion, and amortization increased due to recent acquisitions and organic growth investments.
•Corporate costs increased 47.9% primarily due to higher acquisition and divestiture-related transaction expenses.

Operating Profit (Loss)

	Year Ended December 31,			Percent Change
	2025	2024	2023	2025 versus 2024	2024 versus 2023

	(in millions)
Construction Products	$189.7	$133.9	$138.6	41.7%	(3.4)%
Engineered Structures	170.2	126.4	95.7	34.7	32.1
Transportation Products	46.1	30.2	45.8	52.6	(34.1)
Segment Totals before Eliminations and Corporate Expenses	406.0	290.5	280.1	39.8	3.7
Corporate	(64.1)	(92.9)	(62.8)	(31.0)	47.9
Consolidated Total	$341.9	$197.6	$217.3	73.0	(9.1)

2025 versus 2024
•Operating profit increased 73.0%. Excluding the impact of the divested steel components business, operating profit increased 64.3% for the year ended December 31, 2025.
•Operating profit in Construction Products increased primarily due to the impact of the acquired Stavola business.
•Operating profit in Engineered Structures increased due to higher utility structures and wind tower volumes as well as operating improvements in our utility structures business.
•Operating profit in Transportation Products increased due to higher tank barge volumes, partially offset by the impact of the steel components divestiture.
•Operating profit also increased due to lower acquisition and divestiture-related expenses which decreased by $44.4 million for the year ended December 31, 2025.
2024 versus 2023
•Operating profit decreased 9.1%.
•Excluding the $21.8 million gain recognized on the sale of depleted land in 2023, operating profit in Construction Products increased 14.6% primarily due to the accretive impact of recently acquired businesses and operating improvements in our specialty materials and trench shoring businesses.
•Operating profit in Engineered Structures increased by 32.1% primarily due to higher wind towers and utility structures volumes and the accretive impact of the acquired Ameron business.
•Excluding the $21.6 million loss on the sale of the steel components business, operating profit in Transportation Products increased 13.0% primarily due to higher volumes and improved margins in barge, partially offset by lower steel components volumes.
For a further discussion of revenues, costs, and the operating results of individual segments, see "Segment Discussion" below.
Income Taxes
The provision for income taxes for the years ended December 31, 2025, 2024, and 2023 was $32.9 million, $36.3 million, and $36.7 million, respectively. The effective tax rate for the years ended December 31, 2025, 2024, and 2023 was 13.6%, 27.9%, and 18.7%, respectively. The change in the effective tax rate for the year ended December 31, 2025 is primarily due to lower state income taxes, higher AMP tax credits, and lower foreign taxes.
Our effective tax rate differs from the federal tax rate of 21.0% due to AMP tax credits, state income taxes, statutory depletion deductions, compensation-related items, and other foreign adjustments. For a reconciliation of the federal tax rate to our effective tax rate, see Note 9. "Income Taxes" to the Consolidated Financial Statements.
See Note 9. "Income Taxes" to the Consolidated Financial Statements for a further discussion of income taxes.

Segment Discussion
Construction Products

	Year Ended December 31,			Percent Change
	2025	2024	2023	2025 versus 2024	2024 versus 2023

	($ in millions)
Revenues:
Aggregates	$761.5	$678.6	$619.7	12.2%	9.5%
Specialty materials and asphalt	463.6	308.3	273.7	50.4	12.6
Aggregates intrasegment sales	(45.3)	(9.0)	(13.5)	403.3	(33.3)
Total Construction Materials	1,179.8	977.9	879.9	20.6	11.1
Construction site support	130.4	127.2	121.4	2.5	4.8
Total revenues	1,310.2	1,105.1	1,001.3	18.6	10.4
Cost of revenues	1,005.7	864.0	783.9	16.4	10.2
Gross profit	304.5	241.1	217.4	26.3	10.9

Selling, general, and administrative expenses	130.0	116.2	107.0	11.9	8.6
Other operating income	(15.2)	(9.0)	(28.2)
Operating profit	$189.7	$133.9	$138.6	41.7	(3.4)

Depreciation, depletion, and amortization(1)	$164.7	$134.7	$111.7	22.3	20.6
(1) Depreciation, depletion, and amortization are included within operating profit and allocated between cost of revenues and selling, general, and administrative expenses depending on whether the underlying assets contribute to the production of revenue.
2025 versus 2024
•Revenues increased 18.6% primarily due to the acquisition of Stavola which contributed $219.3 million of inorganic revenues during the first nine months of 2025. Organic revenues in our construction materials businesses declined slightly primarily due to a reduction in revenue from operations divested in the prior year. Higher pricing was mostly offset by lower volumes and a decrease in freight revenue in our legacy construction materials businesses. Revenues in our trench shoring business increased primarily due to higher volumes partially offset by lower steel prices.
•Cost of revenues increased 16.4% primarily due to increased costs from the Stavola acquisition, including higher depreciation, depletion, and amortization expense. Cost of revenues in our legacy businesses decreased slightly primarily due to lower volumes. As a percentage of revenues, cost of revenues decreased to 76.8% in the current period, compared to 78.2% in the prior period.
•Selling, general, and administrative expenses increased 11.9% primarily due to additional costs from Stavola. As a percentage of revenues, selling, general, and administrative costs decreased to 9.9% compared to 10.5% in the previous year.
•Other operating income increased primarily due to lower impairment charges compared to the prior year.
•Operating profit increased 41.7% primarily due to the impact of the Stavola acquisition, which contributed $44.2 million of inorganic operating profit in the first nine months of 2025. On an organic basis, operating profit increased 9% primarily due to higher gross profit and the decrease in impairment charges.
•Depreciation, depletion, and amortization expense increased 22.3% primarily due to the acquisition of Stavola, including the impact of the increase in fair value of long-lived assets acquired.

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
•Cost of revenues increased 10.2%, primarily due to increased costs from recently acquired businesses, including higher depreciation, depletion, and amortization expense and $12.2 million for the cost impact of the fair value markup of acquired inventory. Cost of revenues also increased $5.0 million due to a benefit recognized in 2023 related to the reduction in a holdback obligation owed on a previous acquisition. These costs were partially offset by lower costs from recently divested operations. As a percent of revenues, cost of revenues decreased to 78.2% in 2024, compared to 78.3% in 2023.
•Selling, general, and administrative expenses increased 8.6%, due to additional costs from recently acquired businesses and higher compensation-related costs. As a percentage of revenues, selling, general, and administrative costs decreased to 10.5% compared to 10.7% in the previous year.
•Other operating income decreased primarily due to lower asset sale gains compared to 2023.
•Operating profit decreased 3.4%. Excluding the $21.8 million gain recognized on the sale of depleted land in 2023, operating profit increased 14.6%, driven by the accretive impact of recent acquisitions, the recent divestiture of underperforming operations, increased unit profitability in our aggregates business, and operating improvements in our specialty materials and trench shoring businesses. Operating profit for Stavola since it was acquired on October 1, 2024 was $4.5 million, representing approximately 26% of the increase, excluding the gain recognized on the sale of depleted land.
•Depreciation, depletion, and amortization expense increased primarily due to recent acquisitions, including the fair value markup of long-lived assets, and organic growth investments.

Engineered Structures

	Year Ended December 31,			Percent Change
	2025	2024	2023	2025 versus 2024	2024 versus 2023

	($ in millions)
Revenues:
Utility and related structures	$834.7	$768.1	$687.1	8.7%	11.8%
Wind towers	355.2	279.2	186.4	27.2	49.8
Total revenues	1,189.9	1,047.3	873.5	13.6	19.9
Cost of revenues	925.3	847.5	718.3	9.2	18.0
Gross profit	264.6	199.8	155.2	32.4	28.7

Selling, general, and administrative expenses	95.7	88.4	65.9	8.3	34.1
Other operating income	(1.3)	(15.0)	(6.4)
Operating profit	$170.2	$126.4	$95.7	34.7	32.1

Depreciation and amortization(1)	$49.1	$45.4	$26.6	8.1	70.7
(1) Depreciation and amortization are included within operating profit and allocated between cost of revenues and selling, general, and administrative expenses depending on whether the underlying assets contribute to the production of revenue.

2025 versus 2024
•Revenues increased 13.6% primarily due to higher volumes from our new wind tower facility in New Mexico. Revenue for our utility and related structures businesses increased due to higher utility structures volumes and the contribution from Ameron, which was acquired in April 2024, partially offset by lower steel prices.
•Cost of revenues increased 9.2% primarily due to higher wind tower volumes. Costs of revenues for utility structures increased due to higher volumes, partially offset by lower steel costs. As a percentage of revenues, cost of revenues decreased to 77.8% in the current period, compared to 80.9% in the prior period. This decrease is partially attributed to startup costs incurred in the prior period for the new wind tower facility.
•Selling, general, and administrative expenses increased 8.3% primarily due to additional costs from the acquired Ameron business. Selling, general, and administrative expenses as a percentage of revenues were 8.0% in the current period, compared to 8.4% in the prior period.
•Other operating income decreased primarily due to additional gains recognized in 2024 related to the divestiture of the storage tanks business, which closed in October 2022, including a gain on the settlement of certain contingencies from the sale and a gain on the sale of a non-operating facility that previously supported the divested business.
•Operating profit increased 34.7% primarily due to higher utility structures and wind towers volumes as well as increased efficiencies in our utility and related structures businesses, partially offset by the asset sale gains recognized in the prior period from the divested business.
2024 versus 2023
•Revenues increased 19.9% primarily due to higher volumes in our wind towers and utility structures businesses and the contribution from the acquired Ameron business, partially offset by lower utility structures pricing due to product mix.
•Cost of revenues increased 18.0% primarily due to higher wind tower and utility structures volumes and additional expenses incurred related to the startup of two new facilities during the year, including a concrete utility structures plant and a wind tower plant. Cost of revenues also increased due to higher costs from the acquired Ameron business, including higher depreciation and amortization expense and $1.6 million for the cost impact of the fair value of markup of acquired inventory.
•Selling, general, and administrative expenses increased 34.1% primarily due to additional costs from the acquired Ameron business and higher compensation-related expenses in our utility structure and wind tower businesses.
•Other operating income includes additional gains recognized in 2024 and 2023 on the sale of the storage tanks business related to the settlement of certain contingencies and a gain on the sale of a non-operating facility that previously supported the divested business.
•Operating profit increased 32.1%, primarily due to the gain recognized during 2024, higher utility structures and wind tower volumes, and the impact of the acquired Ameron business, partially offset by lower margins in our utility structures business driven by product mix.
•Depreciation and amortization expense increased primarily due to the acquired Ameron business and organic growth investments.
Unsatisfied Performance Obligations (Backlog)
As of December 31, 2025, the backlog for utility and related structures was $434.9 million compared to $414.0 million as of December 31, 2024. We expect to recognize 95% of the unsatisfied performance obligations for utility and related structures during 2026, and all of the remaining performance obligations are expected to be recognized during 2027.
The backlog for wind towers as of December 31, 2025 was $627.8 million compared to $776.8 million as of December 31, 2024. We expect to recognize 42% of the unsatisfied performance obligations for wind towers during 2026, 53% are expected to be recognized during 2027, and the remainder are expected to be recognized during 2028.

Transportation Products

	Year Ended December 31,			Percent Change
	2025	2024	2023	2025 versus 2024	2024 versus 2023

	($ in millions)
Revenues:
Inland barges	$383.3	$329.8	$280.2	16.2%	17.7%
Steel components	—	87.8	153.3	(100.0)	(42.7)
Total revenues	383.3	417.6	433.5	(8.2)	(3.7)
Cost of revenues	305.2	343.3	362.3	(11.1)	(5.2)
Gross profit	78.1	74.3	71.2	5.1	4.4

Selling, general, and administrative expenses	17.3	22.5	25.4	(23.1)	(11.4)
Other operating expense	14.7	21.6	—
Operating profit	$46.1	$30.2	$45.8	52.6	(34.1)

Depreciation and amortization(1)	$7.5	$12.6	$16.0	(40.5)	(21.3)
(1) Depreciation and amortization are included within operating profit and allocated between cost of revenues and selling, general, and administrative expenses depending on whether the underlying assets contribute to the production of revenue.
2025 versus 2024
•Revenues decreased 8.2% resulting from the sale of the steel components business in the prior period. Revenues for inland barges increased 16.2%, driven by higher tank barge deliveries, partially offset by lower hopper barge deliveries.
•Cost of revenues decreased by 11.1% driven by the steel components divestiture, partially offset by higher cost of revenues for the barge business due to increased volumes. As a percent of revenues, cost of revenues decreased to 79.6% in the current year, compared to 82.2% in the prior year.
•Selling, general, and administrative expenses decreased 23.1% driven by the steel components divestiture. For inland barges, selling, general, and administrative expenses increased primarily due to higher compensation-related expenses, but decreased as a percent of revenues.
•Other operating expense reflects the loss recognized on the sale of the steel components business. For the current year, the additional loss is primarily due to a change in the estimated fair value of the earnout and certain long-term liabilities.
•Operating profit increased 22.3%, excluding the impact of the steel components divestiture, driven by increased operating profit for the barge business primarily due to increased tank barge volumes.
2024 versus 2023
•Revenues decreased 3.7% resulting from the sale of the steel components business which was completed in August 2024. Barge revenue increased 17.7%, driven by higher deliveries.
•Cost of revenues decreased by 5.2%, driven by lower steel components volumes due to the divestiture, partially offset by higher cost of revenues for the barge business due to higher volumes. As a percent of revenues, cost of revenues decreased to 82.2% in 2024, compared to 83.6% in 2023.
•Selling, general, and administrative expenses decreased 11.4%, primarily due to the divestiture of the steel components business, partially offset by higher compensation-related expenses for the barge business.
•The increase in other operating expense is due to the loss recognized on the sale of the steel components business in 2024.
•Operating profit decreased 34.1%, driven by the $21.6 million loss recognized on the sale of the steel components business during 2024. Excluding the loss, operating profit increased $6.0 million, of 13.1%, driven by increased volume and improved margin in our barge business.
•Depreciation and amortization decreased primarily due to the divestiture of the steel components business.

Unsatisfied Performance Obligations (Backlog)
As of December 31, 2025, the backlog for inland barges was $296.9 million compared to $280.1 million as of December 31, 2024. We expect to recognize all of the unsatisfied performance obligations for inland barges during 2026.
Corporate

	Year Ended December 31,			Percent Change
	2025	2024	2023	2025 versus 2024	2024 versus 2023

	($ in millions)
Corporate overhead costs	$64.1	$92.9	$62.8	(31.0)%	47.9%

2025 versus 2024
•Corporate overhead costs decreased 31.0% primarily due to a $30.6 million decrease in acquisition and divestiture-related expenses, partially offset by higher compensation-related expenses.
2024 versus 2023
•Corporate overhead costs increased 47.9% primarily due to a $30.5 million increase in acquisition and divestiture-related transaction expenses. Excluding these expenses, corporate overhead costs were roughly flat.

Liquidity and Capital Resources
Arcosa’s primary liquidity requirement consists of funding our business operations, including operating expenses, capital expenditures, working capital investment, quarterly debt payments, and our regular quarterly dividend. Our primary sources of liquidity include cash flow from operations, our existing cash balance, availability under the revolving credit facility, and, as necessary, the issuance of additional long-term debt or equity. We may also consider undertaking disciplined acquisitions, organic investment projects, additional return of capital to stockholders, or funding other general corporate purposes to the extent we have available liquidity.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for each of the last three years:

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Total cash provided by (required by):
Operating activities	$341.1	$502.0	$261.0
Investing activities	(121.4)	(1,508.9)	(285.8)
Financing activities	(192.4)	1,089.4	(30.8)
Net increase (decrease) in cash and cash equivalents	$27.3	$82.5	$(55.6)

2025 versus 2024
Operating Activities. Net cash provided by operating activities for the year ended December 31, 2025 was $341.1 million, compared to $502.0 million for the year ended December 31, 2024.
•The changes in current assets and liabilities resulted in a net use of cash of $154.5 million for the year ended December 31, 2025, compared to a net source of cash of $185.0 million for the year ended December 31, 2024. The current year activity was primarily driven by increases in receivables and inventory and a decrease in advanced billings, partially offset by higher accounts payable.
Investing Activities. Net cash required by investing activities for the year ended December 31, 2025 was $121.4 million, compared to $1,508.9 million for the year ended December 31, 2024.
•Capital expenditures for the year ended December 31, 2025 decreased to $165.6 million, compared to $189.7 million for the year ended December 31, 2024.

•Proceeds from the sale of property, plant, and equipment totaled $26.6 million for the year ended December 31, 2025, compared to $18.3 million for the year ended December 31, 2024.
•For the year ended December 31, 2025, cash received from acquisitions was $17.6 million due to escrow funds that were returned to the Company related to contractual purchase price adjustments in connection with the Stavola acquisition. Cash paid for acquisitions, net of cash acquired, was $1,424.1 million for the year ended December 31, 2024, primarily related to the Stavola acquisition.
•There were no proceeds from the sale of businesses during the year ended December 31, 2025, compared to $86.6 million for the same period in 2024.
Financing Activities. Net cash required by financing activities for the year ended December 31, 2025 was $192.4 million, compared to net cash provided by financing activities of $1,089.4 million for the year ended December 31, 2024
•During the year ended December 31, 2025, the Company made scheduled quarterly principal payments and prepaid $156.5 million of the outstanding principal balance on the 2025 Refinancing Term Loan.
•Dividends paid during the year ended December 31, 2025 were $10.0 million, compared to $9.7 million for the year ended December 31, 2024.
•During the year ended December 31, 2025, the Company did not repurchase any shares of common stock under its share repurchase program, unchanged from the prior year.
2024 versus 2023
Operating Activities. Net cash provided by operating activities for the year ended December 31, 2024 was $502.0 million, compared to $261.0 million for the year ended December 31, 2023.
•The changes in current assets and liabilities resulted in a net source of cash of $185.0 million for the year ended December 31, 2024, compared to a net use of cash of $71.8 million for the year ended December 31, 2023. The 2024 activity was primarily driven by an increase in advance billings and decreases in receivables and inventories.
Investing Activities. Net cash required by investing activities for the year ended December 31, 2024 was $1,508.9 million, compared to $285.8 million for the year ended December 31, 2023.
•Capital expenditures for the year ended December 31, 2024 decreased to $189.7 million, compared to $203.5 million for the year ended December 31, 2023.
•Proceeds from the sale of property, plant, and equipment and other assets totaled $18.3 million for the year ended December 31, 2024, compared to $36.6 million for the year ended December 31, 2023.
•Cash paid for acquisitions, net of cash acquired, was $1,424.1 million for the year ended December 31, 2024, compared to $120.9 million for the year ended December 31, 2023.
•Proceeds from the sale of businesses was $86.6 million during the year ended December 31, 2024, primarily driven by the sale of the steel components business, compared to $2.0 million during the year ended December 31, 2023.
Financing Activities. Net cash provided by financing activities for the year ended December 31, 2024 was $1,089.4 million, compared to $30.8 million of net cash required by financing activities for the year ended December 31, 2023.
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
On August 15, 2024, we entered into Amendment No. 1 to the Credit Agreement to, among other things, (i) increase our revolving credit facility from $600.0 million to $700.0 million, (ii) collateralize the amended revolving credit facility with substantially all of our and our subsidiary guarantors' personal property (with certain exceptions), (iii) make the applicable margin for revolving borrowings, letters of credit and the commitment fee rate be based on our consolidated net leverage ratio (permitting up to $150.0 million of unrestricted cash to be netted from the calculation thereof), (iv) modify the margin for SOFR-based revolving borrowings and letters of credit to range from 1.25% to 2.50% per annum, (v) modify the margin for base rate revolving borrowings to range from 0.25% to 1.50%, (vi) modify the commitment fee that accrues on the unused portion of the revolving credit facility to range from 0.20% to 0.45%, and (vii) modify the maximum permitted leverage ratio to include a net debt concept (permitting up to $150.0 million of unrestricted cash to be netted from the calculation thereof), and to provide that such ratio shall be no greater than 5.00 to 1.00 during the fourth quarter of 2024 and the next two fiscal quarters, 4.50 to 1.00 for the next following two fiscal quarters, and 4.00 to 1.00 for each fiscal quarter thereafter (however, this maximum permitted leverage ratio may be increased to 4.50 to 1.00 for up to four fiscal quarters if a material acquisition is entered into). These amendments did not become effective until the closing of the Stavola acquisition on October 1, 2024. The amended revolving credit facility's maturity date of August 23, 2028 remains unchanged.
As of December 31, 2025, we had no outstanding loans borrowed under our revolving credit facility, which left $700.0 million available for borrowing.
The interest rates for revolving loans under the Credit Agreement are variable based on the daily simple or term SOFR, plus a 10-basis point credit spread adjustment, or an alternate base rate, in each case plus a margin for borrowing. A commitment fee accrues on the average daily unused portion of the revolving credit facility. The margin for revolving borrowings and commitment fee rate are determined based on the Company's consolidated total net leverage ratio (as measured by a consolidated funded indebtedness, less the aggregate amount of unrestricted cash up to a maximum amount not to exceed $150.0 million, to consolidated EBITDA ratio). As of December 31, 2025, the margin for borrowing based on SOFR was set at 1.75% and the commitment fee rate was set at 0.30%.
The revolving credit facility portion of the Credit Agreement requires the maintenance of certain ratios related to leverage and interest coverage. As of December 31, 2025, we were in compliance with all such financial covenants. Borrowings under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Company. On October 1, 2024, we collateralized our obligations under the Credit Agreement with substantially all of our and our subsidiary guarantors' personal property (with certain exceptions).
On June 17, 2025, we entered into Amendment No. 2 to the Credit Agreement, which established a new class of term loans (the "2025 Refinancing Term Loan") in an aggregate principal amount of $698.3 million. We used the 2025 Refinancing Term Loan's net proceeds, together with cash on hand, to satisfy the outstanding balance under the 2024 Term Loan. The 2025 Refinancing Term Loan requires, among other things, (i) mandatory prepayments from excess cash flow on an annual basis, commencing with the fiscal year ending December 31, 2025, (ii) mandatory prepayments with proceeds of certain asset sales and debt issuances, and (iii) quarterly principal amortization payments in an amount equal to 0.25% of the 2024 Term Loan. The 2025 Refinancing Term Loan has a maturity date of October 1, 2031. The interest rate for the 2025 Refinancing Term Loan is based on SOFR plus 2.00% per year, or an alternate base rate, plus 1.00% per year. If the 2025 Refinancing Term Loan is prepaid in connection with a repricing transaction or we effect any amendment to the Credit Agreement resulting in a repricing transaction, in either case within six months after the initial funding of the 2025 Refinancing Term Loan, there is a 1.0% premium on such prepaid amount or on the amount outstanding at the time such repricing transaction amendment becomes effective. Otherwise, the 2025 Refinancing Term Loan is prepayable at any time without premium or penalty (other than customary SOFR-related breakage costs). The 2025 Refinancing Term Loan is guaranteed by the same subsidiaries of the Company that guarantee our revolving credit facility, and the 2025 Refinancing Term Loan is secured on a pari passu basis with our revolving credit facility. During the year ended December 31, 2025, without premium or penalty, the Company prepaid $156.5 million of the outstanding principal balance on the 2025 Refinancing Term Loan.

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
Repurchase Program
In December 2024, the Board authorized a $50.0 million share repurchase program effective January 1, 2025 through December 31, 2026 to replace an expiring program of the same amount. For the year ended December 31, 2025, the Company did not repurchase any shares, leaving the full amount of the $50.0 million authorization available as of December 31, 2025. Under the previous program, the Company did not repurchase any shares during the year ended December 31, 2024, and repurchased 200,000 shares at a cost of $13.8 million during the year ended December 31, 2023. See Note 1. "Overview and Summary of Significant Accounting Policies" to the Consolidated Financial Statements.
Derivative Instruments
In December 2018, the Company entered into a $100.0 million interest rate swap instrument, effective as of January 2, 2019, to reduce the effect of changes in the variable interest rates associated with the first $100.0 million of borrowings under the Company's committed credit facility. In conjunction with the replacement of LIBOR with SOFR as a benchmark for borrowings under our credit facility, on July 1, 2023 the swap instrument transitioned from LIBOR to SOFR. The instrument effectively fixed the SOFR component of borrowings under our credit facility at a monthly rate of 2.71% until such instrument's termination. The interest rate swap instrument expired in October 2023 and no new interest rate swap instrument has been entered into in connection with the 2025 Refinancing Term Loan. See Note 7. "Debt" to the Consolidated Financial Statements.
Stock-Based Compensation
We have a stock-based compensation plan for our directors, officers, and employees. See Note 12. "Stock Based Compensation" to the Consolidated Financial Statements.
Employee Retirement Plans
In 2025, we sponsored an employee savings plan under the 401(k) plan that covered substantially all employees and included a company matching contribution and an annual contribution for certain eligible employees, with the investment of the funds directed by the participants. The Company also contributed to various multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that covered certain union-represented employees at five of our facilities. See Note 10. "Employee Retirement Plans" to the Consolidated Financial Statements.

Contractual Obligations and Commercial Commitments
As of December 31, 2025, we had the following contractual obligations and commercial commitments:

Contractual Obligations and Commercial Commitments	Total	Next 12 Months	Beyond 12 Months

	(in millions)
Debt	$1,536.5	$7.0	$1,529.5
Operating leases	93.4	12.2	81.2
Finance leases	2.0	1.5	0.5
Obligations for purchase of goods and services	222.1	194.5	27.6
Total	$1,854.0	$215.2	$1,638.8

In the normal course of business, at December 31, 2025, the Company was contingently liable for $198.0 million in surety bonds, which guarantee the Company's own performance and are required by certain states and municipalities and their related agencies. The Company has indemnified the underwriting insurance companies against any exposure under the surety bonds. The Company is not aware of any circumstances that would result in material claims against these bonds. See Note 14. "Commitments and Contingencies" to the Consolidated Financial Statements.

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
Long-lived Assets
As of December 31, 2025, property, plant, and equipment, net and intangible assets, net represent 42% and 6% of the Company's total assets, respectively. The methods for recognition of depreciation, depletion, and amortization are based on estimates regarding the expected future economic benefit to the Company.

Property, plant, and equipment are stated at cost and depreciated or depleted over their estimated useful lives, primarily using the straight-line method. Depletion of mineral reserves is calculated based on estimated reserves using the units-of-production method on a quarry-by-quarry basis. See Note 1. "Overview and Summary of Significant Accounting Policies" to the Consolidated Financial Statements for additional information regarding the ranges of estimated useful lives by category of property, plant, and equipment and intangible assets.
We periodically evaluate the carrying value of long-lived assets for potential impairment whenever facts and circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The carrying value of long-lived assets is considered impaired when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the asset or asset group is less than their carrying value. Fair value is determined primarily using the estimated future cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Significant estimates and judgments that most significantly impact the impairment analysis may include projected revenues, operating profit, and the remaining useful life over which the asset or asset group is expected to generate cash flows. Any potential impairment to the value of such assets could be significant.
Impairment losses on long-lived assets held for sale are determined in a similar manner, except that estimated fair values are reduced by the estimated cost to dispose of the assets.
The Company recorded impairments of $1.6 million and $5.8 million during the years ended December 31, 2025 and 2024, respectively, related to plant closures in our Construction Products segment. The Company had no impairment charges during the year ended December 31, 2023.
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
As of December 31, 2025, goodwill totaled $1,348.9 million. Based on the Company's annual goodwill impairment test, performed at the reporting unit level as of October 1, 2025, the Company concluded that no impairment charges were determined to be necessary and that none of the reporting units evaluated were at risk of failing the goodwill impairment test. A reporting unit is considered to be at risk if its estimated fair value does not exceed the carrying value of its net assets by 10% or more. See Note 1. "Overview of Summary of Significant Policies" and Note 6. "Goodwill and Other Intangible Assets" to the Consolidated Financial Statements.
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
A 100 basis point increase in the discount rate or reduction in the terminal growth rate would not have resulted in an impairment of goodwill for any of our reporting units as of October 1, 2025.

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
As of December 31, 2025, the Company's adjusted net deferred tax liability was $223.6 million. At December 31, 2025, the Company had $10.3 million of federal consolidated net operating loss carryforwards, primarily from businesses acquired, and $5.0 million of tax-effected state loss carryforwards remaining. In addition, the Company had $10.5 million of tax-effected foreign net operating loss carryforwards that will begin to expire in the year 2026. We have established a valuation allowance for state and foreign tax operating losses and credits that we have estimated may not be realizable.
For additional information, see Note 9. "Income Taxes" to the Consolidated Financial Statements.

Recent Accounting Pronouncements
See Note 1. "Overview and Summary of Significant Accounting Policies" to the Consolidated Financial Statements for information about recent accounting pronouncements.

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
•changing technologies;
•adoption and use of AI and machine learning technology;
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
•costs and challenges in expanding existing business and identifying new organic growth opportunities; and
•the delivery or satisfaction of any backlog or firm orders.

Any forward-looking statement speaks only as of the date on which such statement is made. Arcosa undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. For a discussion of risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see Item 1A. “Risk Factors” included elsewhere herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate revolving credit facility and 2025 Refinancing Term Loan. As of December 31, 2025, we had no outstanding loans borrowed under the revolving credit facility, and the 2025 Refinancing Term Loan had a balance of $536.5 million. If interest rates average one percentage point more in fiscal year 2026 than they did during 2025, our interest expense would increase by $5.4 million. In comparison, at December 31, 2024, we estimated that an average increase of one percentage point would increase interest expense by $7.0 million.
As of December 31, 2025, we had $400.0 million outstanding on our 4.375% 2021 Notes due 2029. The 2021 Notes have a 4.375% fixed annual interest rate and, therefore, our economic interest rate exposure is fixed. However, the values of the 2021 Notes are exposed to interest rate risk. We estimate that a one percentage point increase in market interest rates would decrease the fair value of the 2021 Notes by approximately $11.7 million. We carry the 2021 Notes at face value less unamortized discount on our Consolidated Balance Sheets and present the fair value for disclosure purposes only.
As of December 31, 2025, we had $600.0 million outstanding on our 6.875% 2024 Notes due 2032. The 2024 Notes have a 6.875% fixed annual interest rate and, therefore, our economic interest rate exposure is fixed. However, the values of the 2024 Notes are exposed to interest rate risk. We estimate that a one percentage point increase in market interest rates would decrease the fair value of the 2024 Notes by approximately $32.6 million. We carry the 2024 Notes at face value less unamortized discount on our Consolidated Balance Sheets and present the fair value for disclosure purposes only.
In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2025 was $144.6 million. The impact of such market risk exposures as a result of foreign exchange rate fluctuations has not been significant to Arcosa.

Item 8. Financial Statements and Supplementary Data.

Arcosa, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Arcosa, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arcosa, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2026 expressed an unqualified opinion thereon.
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

Valuation of Goodwill

Description of the Matter
At December 31, 2025, the Company’s goodwill was $1,348.9 million, including goodwill assigned to the Construction Products, Engineered Structures, and Transportation Products segments of $848.9 million, $480.1 million, and $19.9 million, respectively. As discussed in Note 1 of the consolidated financial statements, goodwill is required to be tested for impairment annually, or on an interim basis whenever events or circumstances change, indicating that the carrying amount of the goodwill might be impaired.
Auditing management’s annual goodwill impairment test involved subjective judgments due to the significant estimation required in determining the fair value of the Construction Materials reporting unit. In particular, the estimate of fair value is sensitive to changes in assumptions that impact the discount rate, the most significant being the company specific risk premium, which directly impacts the fair value of the Construction Materials reporting unit. Our risk assessment for goodwill impairment considers the amount by which the estimated fair value of a reporting unit exceeds the carrying value of its net assets since the level of precision required for estimated fair value increases as the difference between the estimated fair value and the carrying value narrows.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment process. For example, we tested controls over the estimation of the fair value of the Construction Materials reporting unit, including the Company’s controls over the valuation methodology and development of the underlying significant assumptions used to determine the fair value of the Construction Materials reporting unit.
To test the estimated fair value the Construction Materials reporting unit, our audit procedures included, among others, (i) assessing the appropriateness of the methodology utilized by management; (ii) assessing the underlying data used by the Company it its analysis, including testing the significant assumptions used in the development of the discount rate; (iii) performing sensitivity analyses on the discount rate; and (iv) reviewing the reconciliation of the fair value of all reporting units to the market capitalization of the Company and assessing the resulting control premium. In addition, we involved valuation specialists to assist us in evaluating the methodology and the discount rate used in determining the fair value estimate.

/s/	ERNST & YOUNG LLP
We have served as the Company's auditor since 2015.
Dallas, Texas
February 27, 2026

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024	2023

	(in millions, except per share amounts)
Revenues	$2,883.4	$2,569.9	$2,307.9
Cost of revenues	2,236.2	2,054.7	1,864.1
Gross profit	647.2	515.2	443.8

Selling, general, and administrative expenses	307.1	320.0	261.1
Other operating income	(1.8)	(2.4)	(34.6)
	305.3	317.6	226.5
Operating profit	341.9	197.6	217.3

Interest expense	108.8	70.9	28.1
Interest income	(6.6)	(7.5)	(4.7)
Other nonoperating (income) expense	(1.6)	4.2	(2.0)
	100.6	67.6	21.4
Income before income taxes	241.3	130.0	195.9
Provision for income taxes:
Current	6.9	11.1	4.9
Deferred	26.0	25.2	31.8
	32.9	36.3	36.7
Net income	$208.4	$93.7	$159.2

Net income per common share:
Basic	$4.25	$1.92	$3.27
Diluted	$4.24	$1.91	$3.26
Weighted average number of shares outstanding:
Basic	48.9	48.6	48.5
Diluted	49.0	48.8	48.7
Dividends declared per common share	$0.20	$0.20	$0.20

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Net income	$208.4	$93.7	$159.2
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.0, $0.0, and $0.0	—	—	0.1
Reclassification adjustments for losses (gains) included in net income, net of tax expense (benefit) of $0.0, $0.0, and $0.4	—	—	(1.4)
Currency translation adjustment:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of ($0.2), $0.3, and ($0.1)	1.3	(1.5)	0.8
	1.3	(1.5)	(0.5)
Comprehensive income	$209.7	$92.2	$158.7

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2025	December 31, 2024

	(in millions, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$214.6	$187.3
Receivables, net of allowance of $9.6 and $10.3	417.7	350.2
Inventories:
Raw materials and supplies	173.7	147.1
Work in process	37.1	36.2
Finished goods	213.4	176.6
	424.2	359.9
Other	50.0	56.6
Total current assets	1,106.5	954.0

Property, plant, and equipment, net	2,097.8	2,129.4
Goodwill	1,348.9	1,361.2
Intangibles, net	310.8	338.3
Deferred income taxes	7.2	2.8
Other assets	114.0	129.8
	$4,985.2	$4,915.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$259.3	$237.3
Accrued liabilities	178.8	166.4
Advance billings	57.0	100.2
Current portion of long-term debt	8.5	12.1
Total current liabilities	503.6	516.0

Debt	1,514.3	1,676.8
Deferred income taxes	230.8	200.6
Other liabilities	95.1	93.9
	2,343.8	2,487.3

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.01 par value – 200.0 shares authorized at December 31, 2025; 200.0 at December 31, 2024; 49.0 shares issued and outstanding at December 31, 2025; 48.8 at December 31, 2024	0.5	0.5
Capital in excess of par value	1,710.0	1,696.5
Retained earnings	947.3	748.9
Accumulated other comprehensive loss	(16.4)	(17.7)
	2,641.4	2,428.2
	$4,985.2	$4,915.5

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Operating activities:
Net income	$208.4	$93.7	$159.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	223.0	195.0	159.5
Impairment charge	1.6	5.8	—
Stock-based compensation expense	26.4	24.3	23.9
Gain on disposition of assets and sale of businesses	(3.4)	(8.2)	(34.6)
Provision for deferred income taxes	26.0	25.2	31.8
(Increase) decrease in other assets	2.9	23.6	(6.4)
Increase (decrease) in other liabilities	(2.6)	(42.8)	(7.1)
Other	13.3	0.4	6.5
Changes in current assets and liabilities:
(Increase) decrease in receivables	(69.5)	70.0	(47.8)
(Increase) decrease in inventories	(72.6)	59.2	(83.5)
(Increase) decrease in other current assets	6.4	(4.3)	(1.8)
Increase (decrease) in accounts payable	21.9	(48.3)	77.2
Increase (decrease) in advance billings	(43.2)	66.8	(1.4)
Increase (decrease) in accrued liabilities	2.5	41.6	(14.5)
Net cash provided by operating activities	341.1	502.0	261.0

Investing activities:
Proceeds from disposition of assets	26.6	18.3	36.6
Proceeds from sale of businesses	—	86.6	2.0
Capital expenditures	(165.6)	(189.7)	(203.5)
Cash received (paid) for acquisitions	17.6	(1,424.1)	(120.9)
Net cash required by investing activities	(121.4)	(1,508.9)	(285.8)

Financing activities:
Payments to retire debt	(168.7)	(502.0)	(143.8)
Proceeds from issuance of debt	—	1,635.0	160.0
Shares repurchased	—	—	(13.8)
Dividends paid to common shareholders	(10.0)	(9.7)	(9.8)
Purchase of shares to satisfy employee tax on vested stock	(12.9)	(10.6)	(11.4)
Holdback payment from acquisition	—	—	(10.0)
Debt issuance costs	(0.8)	(23.3)	(2.0)
Net cash (required) provided by financing activities	(192.4)	1,089.4	(30.8)
Net increase (decrease) in cash and cash equivalents	27.3	82.5	(55.6)
Cash and cash equivalents at beginning of period	187.3	104.8	160.4
Cash and cash equivalents at end of period	$214.6	$187.3	$104.8

Supplemental disclosure of cash flow information:
Interest paid	$103.1	$50.3	$23.4
See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock					Treasury Stock
	Shares	$0.01 Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Total Stockholders’ Equity

	(in millions, except par value)
Balances at December 31, 2022	48.4	$0.5	$1,684.1	$515.5	$(15.7)	—	$—	$2,184.4
Net income	—	—	—	159.2	—	—	—	159.2
Other comprehensive loss	—	—	—	—	(0.5)	—	—	(0.5)
Cash dividends on common stock	—	—	—	(9.8)	—	—	—	(9.8)
Restricted shares, net	0.5	—	24.6	—	—	(0.1)	(12.1)	12.5
Shares repurchased	—	—	—	—	—	(0.2)	(13.8)	(13.8)
Retirement of treasury stock	(0.3)	—	(25.9)	—	—	0.3	25.9	—
Balances at December 31, 2023	48.6	$0.5	$1,682.8	$664.9	$(16.2)	—	$—	$2,332.0
Net income	—	—	—	93.7	—	—	—	93.7
Other comprehensive loss	—	—	—	—	(1.5)	—	—	(1.5)
Cash dividends on common stock	—	—	—	(9.7)	—	—	—	(9.7)
Restricted shares, net	0.3	—	25.8	—	—	(0.1)	(12.1)	13.7
Retirement of treasury stock	(0.1)	—	(12.1)	—	—	0.1	12.1	—
Balances at December 31, 2024	48.8	$0.5	$1,696.5	$748.9	$(17.7)	—	$—	$2,428.2
Net income	—	—	—	208.4	—	—	—	208.4
Other comprehensive income	—	—	—	—	1.3	—	—	1.3
Cash dividends on common stock	—	—	—	(10.0)	—	—	—	(10.0)
Restricted shares, net	0.4	—	26.7	—	—	(0.2)	(13.2)	13.5
Retirement of treasury stock	(0.2)	—	(13.2)	—	—	0.2	13.2	—
Balances at December 31, 2025	49.0	$0.5	$1,710.0	$947.3	$(16.4)	—	$—	$2,641.4

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
Stockholders' Equity
In December 2024, the Company’s Board of Directors (the “Board”) authorized a $50.0 million share repurchase program effective January 1, 2025 through December 31, 2026 to replace an expiring program of the same amount. For the year ended December 31, 2025, the Company did not repurchase any shares, leaving the full amount of the $50.0 million authorization available as of December 31, 2025. Under the previous program, the Company did not repurchase any shares during the year ended December 31, 2024, and repurchased 200,000 shares at a cost of $13.8 million during the year ended December 31, 2023.
Revenue Recognition
Revenue is measured based on the allocation of the transaction price in a contract to satisfied performance obligations. The transaction price does not include any amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The following is a description of principal activities from which the Company generates its revenue, separated by reportable segments. Payments for our products and services are generally due within normal commercial terms. For a further discussion regarding the Company’s reportable segments, see Note 4. "Segment Information".
Construction Products
The Construction Products segment primarily recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.
Engineered Structures
Within the Engineered Structures segment, revenue is recognized for wind towers and certain utility structures over time as the products are manufactured using an input approach based on the costs incurred relative to the total estimated costs of production. We recognize revenue over time for these products as they are highly customized to the needs of an individual customer resulting in no alternative use to the Company if not purchased by the customer after the contract is executed. In addition, we have the right to bill the customer for our work performed to date plus at least a reasonable profit margin for work performed. As of December 31, 2025 and 2024, we had a contract asset of $65.1 million and $65.5 million, respectively, which is included in receivables, net of allowance, within the Consolidated Balance Sheets. The decrease in the contract asset is attributed to the timing of deliveries of finished structures to customers during the period. For all other products, revenue is recognized when the customer has accepted the product and legal title of the product has passed to the customer.
Transportation Products
The Transportation Products segment recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.

Revenues
Total revenues for the Company's reportable segments are presented below:

	Year Ended December 31,
	2025	2024	2023

	($ in millions)
Aggregates	$761.5	$678.6	$619.7
Specialty materials and asphalt	463.6	308.3	273.7
Aggregates intrasegment sales	(45.3)	(9.0)	(13.5)
Total Construction Materials	1,179.8	977.9	879.9
Construction site support	130.4	127.2	121.4
Construction Products	1,310.2	1,105.1	1,001.3

Utility and related structures	834.7	768.1	687.1
Wind towers	355.2	279.2	186.4
Engineered Structures	1,189.9	1,047.3	873.5

Inland barges	383.3	329.8	280.2
Steel components(1)	—	87.8	153.3
Transportation Products	383.3	417.6	433.5
Segment Totals before Eliminations	2,883.4	2,570.0	2,308.3
Eliminations	—	(0.1)	(0.4)
Consolidated Total	$2,883.4	$2,569.9	$2,307.9
(1) On August 16, 2024, the Company completed the divestiture of its steel components business.
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of December 31, 2025:

Unsatisfied performance obligations at
December 31, 2025
Total Amount
(in millions)
Engineered Structures:
Utility and related structures	$434.9
Wind towers	$627.8

Transportation Products:
Inland barges	$296.9
In our Engineered Structures segment, 95% of the unsatisfied performance obligations for our utility and related structures are expected to be recognized during 2026, and all of the remaining performance obligations are expected to be recognized during 2027. For our wind towers business, 42% of the unsatisfied performance obligations are expected to be recognized during 2026, 53% are expected to be recognized during 2027, and the remainder are expected to be recognized during 2028.
For inland barges in our Transportation Products segment, all of the unsatisfied performance obligations are expected to be recognized during 2026.

Advance Billings
Advance billings represent cash collected from customers prior to the satisfaction of the related performance obligations and are separately presented on the Consolidated Balance Sheets. For the years ended December 31, 2025, 2024 and 2023, the Company recognized as revenue substantially all of the advance billings balances that were outstanding at the beginning of each respective year.
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
Financial Instruments
The Company considers all highly liquid debt instruments to be cash and cash equivalents if purchased with a maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and receivables. The Company places its cash investments in bank deposits and highly-rated money market funds, and its investment policy limits the amount of credit exposure to any one commercial issuer. We seek to limit concentration of credit risk with respect to the Company's receivables with control procedures that monitor the credit worthiness of customers, together with the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance based upon the expected credit losses. Receivable balances determined to be uncollectible are charged against the allowance. To accelerate the conversion to cash, the Company may sell a portion of its trade receivables to third parties. The Company has no recourse to these receivables once they are sold but may have continuing involvement related to servicing and collection activities. The impact of these transactions in the Company's Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023 was not significant. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined principally on the first in first out method. The value of inventory is adjusted for damaged, obsolete, excess, or slow-moving inventory. Work in process and finished goods include material, labor, and overhead.
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost and depreciated or depleted over their estimated useful lives, primarily using the straight-line method. The estimated useful lives are: buildings and improvements - 5 to 30 years; leasehold improvements - the lesser of the term of the lease or 15 years; and machinery and equipment - 3 to 15 years. Depletion of mineral reserves is calculated based on estimated reserves using the units-of-production method on a quarry-by-quarry basis. The costs of ordinary maintenance and repair are charged to operating costs as incurred.
Goodwill and Intangible Assets
Goodwill is required to be tested for impairment annually, or on an interim basis when events or changes in circumstances indicate the carrying amount might be impaired. The quantitative goodwill impairment test is assessed at the “reporting unit” level by comparing the reporting unit's estimated fair value with the carrying amount of its net assets. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized. The goodwill impairment is measured as the excess of the reporting unit's carrying value over its fair value, not to exceed the amount of goodwill allocated to the reporting unit. The estimates and judgments that most significantly affect the fair value calculations are assumptions, consisting of level three inputs, related to revenue and operating profit growth and discount rates. The Company performs its annual goodwill impairment analysis as of October 1 of each year. As of October 1, 2025 and 2024, the Company's annual impairment test of goodwill was completed at the reporting unit level and no impairment charges were determined to be necessary.

Intangible assets are recorded at fair value, using level three inputs, on the date of acquisition and evaluated to determine their estimated useful life. These assets primarily consist of customer relationships and permits and are amortized using the straight-line method. The estimated useful lives for definite-lived intangible assets are: customer relationships - 5 to 20 years; permits - 10 to 29 years; and other - 5 to 34 years.
Indefinite-lived intangible assets primarily relate to acquired trademarks. These assets are not amortized but are evaluated for impairment annually on October 1, or on an interim basis when events or changes in circumstances indicate the carrying amount may not be recoverable. The impairment test compares the fair value of each asset to its carrying value using a relief from royalty method. As of October 1, 2025 and 2024, the Company's annual impairment test was completed and no impairment charges were determined to be necessary.
Long-lived Assets
The Company evaluates the carrying value of long-lived assets to be held and used, including property, plant, and equipment and definite-lived intangibles, for potential impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. The carrying value of long-lived assets to be held and used is considered impaired only when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the assets is less than their carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced by the estimated cost to dispose of the assets. See Note 5. "Property, Plant, and Equipment".
Workers’ Compensation
The Company is effectively self-insured for workers’ compensation claims. A third-party administrator is used to process claims. We accrue our workers' compensation liability based upon independent actuarial studies. As of December 31, 2025 and 2024, the Company's accrual for worker's compensation costs was $19.4 million and $18.9 million, respectively, which is included in accrued liabilities and other long-term liabilities within the Consolidated Balance Sheets.
Warranties
The Company provides various express, limited product warranties that generally range from 1 to 5 years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical, accepted claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assesses the adequacy of the resulting reserves on a quarterly basis. As of December 31, 2025 and 2024, the Company's accrual for warranty costs was not significant and is included in accrued liabilities within the Consolidated Balance Sheets.
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
Foreign Currency Translation
Certain operations outside the U.S. prepare financial statements in currencies other than the U.S. dollar. The income statement amounts are translated at average exchange rates for the year, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of stockholders' equity and other comprehensive income (loss). The functional currency of our Mexico operations is considered to be the U.S. dollar. The functional currency of our Canadian operations is considered to be the Canadian dollar. For the years ended December 31, 2025, 2024 and 2023, foreign currency exchange transactions, included in other nonoperating (income) expense in the Consolidated Statements of Operations, were not significant.

Other Comprehensive Income (Loss)
Other comprehensive income (loss) consists of foreign currency translation adjustments and the effective unrealized gains and losses on the Company's derivative financial instruments, the sum of which, along with net income, constitutes comprehensive net income (loss). See Note 11. "Accumulated Other Comprehensive Loss". All components are shown net of tax.
Other Operating (Income) Expense
Other operating (income) expense consists of impairment charges and gains or losses on disposition of assets and sale of businesses. See Note 2. "Acquisitions and Divestitures" and Note 5. "Property, Plant, and Equipment".
Recent Accounting Pronouncements
Recently adopted accounting pronouncements
Effective January 1, 2025, the Company adopted Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to improve the transparency of income tax disclosures by requiring 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. The standard also includes certain other amendments to improve the effectiveness of income tax disclosures. The Company adopted the additional disclosure requirements prospectively within its annual reporting for the year ending December 31, 2025. As ASU 2023-09 only modifies the Company's required income tax disclosures, the adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.
Recently issued accounting pronouncements not adopted as of December 31, 2025
In November 2024, the FASB issued Accounting Standards Update No. 2024-03. "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"), which requires public business entities to disclose additional information about certain key expense categories within major income statement captions in the notes to consolidated financial statements. These enhanced disclosures are expected to help investors more effectively understand an entity's performance, assess its prospects for future cash flows, and compare an entity's performance over time and with that of other entities. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its Consolidated Financial Statements.
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

Note 2. Acquisitions and Divestitures
The Company's acquisition activities are summarized below:

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Acquisitions:
Purchase price	$(17.6)	$1,424.2	$119.4
Net cash (received) paid	$(17.6)	$1,424.1	$120.9
Goodwill recorded, net	$(12.3)	$397.1	$40.4
2025 Acquisitions
There were no acquisitions completed during the year ended December 31, 2025.

2024 Acquisitions
On October 1, 2024, we acquired substantially all of the construction materials business of Stavola Holding Corporation and its affiliated entities ("Stavola") for $1.2 billion in cash, subject to certain customary purchase price adjustments. The purchase price was funded with a combination of proceeds from a private offering of $600.0 million of 6.875% senior unsecured notes that closed on August 26, 2024 and $700.0 million in borrowings under a variable-rate secured term loan entered into on October 1, 2024. See Note 7. "Debt" for additional information. Stavola, which is included in our Construction Products segment, is an aggregates-led and vertically integrated construction materials company primarily serving the New York-New Jersey Metropolitan Statistical Area ("MSA") through its network of five hard rock natural aggregates quarries, twelve asphalt plants, and three recycled aggregates sites. The Stavola acquisition expanded our platform into the nation’s largest MSA with industry-leading financial attributes. During the year ended December 31, 2025, the Company received $17.6 million from escrow related to purchase price adjustments in accordance with the terms of the purchase agreement for the Stavola acquisition, which reduced the total purchase price consideration.
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
Revenues and operating profit included in the Consolidated Statement of Operations from the date of the Stavola acquisition were approximately $78.2 million and $4.5 million, respectively, for the year ended December 31, 2024. Non-recurring transaction costs included during the year ended December 31, 2024 were $25.5 million. The costs are included in selling, general, and administrative expenses in the Consolidated Statement of Operations. Additionally, the Company incurred $6.2 million of debt issuance costs during the year ended December 31, 2024 for commitments on a bridge loan facility that was not drawn upon and terminated upon placement of the long term financing to fund the Stavola acquisition. This non-recurring cost is included in interest expense on the Consolidated Statement of Operations.
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
Divestitures
There were no divestitures completed during the year ended December 31, 2025.

In August 2024, the Company completed the divestiture of its steel components business. The steel components business, previously reported in the Transportation Products segment, was a leading supplier of railcar coupling devices, railcar axles, and circular forgings. The total consideration for the divestiture was $110.0 million consisting of $55.0 million in cash, a $25.0 million seller's note and a $30.0 million earnout, for which the estimated fair value as of December 31, 2025 was $2.2 million. See Note 3. "Fair Value Accounting". During the year ended December 31, 2025, the Company recognized a loss of $14.7 million, primarily due to a change in the estimated fair value of the earnout and certain long-term liabilities, which is presented within other operating income on the Consolidated Statements of Operations. During the year ended December 31, 2024, the Company recognized a loss of $21.6 million on the sale of the business, which is presented within other operating income on the Consolidated Statement of Operations. Revenues and operating profit (loss) of the steel components business were $87.8 million and $(19.5) million, respectively, for the year ended December 31, 2024, and $153.3 million and $11.0 million, respectively, for the year end December 31, 2023. As the steel components business was not core to Arcosa's long-term strategy, its divestiture was not considered a strategic shift that would have a major effect on the Company's operations or financial results either from a quantitative or qualitative perspective. As such, it is not reported as a discontinued operation.
During the three months ended June 30, 2024, we completed the divestiture of certain assets and liabilities of a single-location asphalt and paving operation in our Construction Products segment and the sale of a non-operating facility in our Engineered Structures segment. The total consideration for these divestitures was $27.3 million. The Company recognized a net pre-tax gain of $12.5 million which is reflected in other operating income on the Consolidated Statement of Operations.
There were no divestitures completed during the year ended December 31, 2023.
Divestitures - Subsequent Event
On February 24, 2026, the Company entered into a Stock Purchase Agreement to sell its barge business to an affiliate of Wynnchurch Capital, L.P., for a cash purchase price of approximately $450 million, subject to customary purchase price adjustments. The barge business is a leading manufacturer of inland barges, fiberglass barge covers, winches, and marine hardware with operations located along the U.S. inland river systems. Reported within the Transportation Products segment, revenues and operating profit of the barge business were $383.3 million and $60.8 million, respectively, during the year ended December 31, 2025, and $329.8 million and $49.7 million, respectively, during the year ended December 31, 2024. The divestiture is expected to close in the second quarter of 2026 and is subject to regulatory approval and other customary closing conditions. The transaction is expected to generate a pre-tax gain and the Company intends to use the after-tax proceeds to further invest in the expansion of its core growth platforms and reduce outstanding debt.
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

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of December 31, 2025
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets:
Cash equivalents	$77.0	$—	$—	$77.0
Contingent consideration(1)	—	—	2.2	2.2
Total assets	$77.0	$—	$2.2	$79.2

	Fair Value Measurement as of December 31, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets:
Cash equivalents	$133.0	$—	$—	$133.0
Contingent consideration(1)	—	—	15.4	15.4
Total assets	$133.0	$—	$15.4	$148.4

Liabilities:
Contingent consideration(2)	$—	$—	$1.4	$1.4
Total liabilities	$—	$—	$1.4	$1.4
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
Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Contingent consideration relates to estimated future payments expected from businesses previously acquired or sold. We estimate the fair value of the contingent consideration using a model appropriate for the structure of the contingent consideration, which may include discounted cash flow models, Monte Carlo simulations, or option pricing models. The fair values are sensitive to changes in the forecast of the performance metrics and in other metrics such as discount rates and volatility. The fair value is reassessed quarterly based on assumptions used in our latest projections. See further discussion in Note 2. "Acquisitions and Divestitures".

Note 4. Segment Information
The Company's operating segments are identified on the basis of information that is reviewed by our chief operating decision maker, the Chief Executive Officer, to make decisions about resources to be allocated and assess performance. The Company reports operating results in three principal business segments:
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
Transportation Products. The Transportation Products segment manufactures and sells inland barges, fiberglass barge covers, winches, marine hardware, and other transportation and industrial equipment. In August 2024, the Company completed the sale of its steel components business, which manufactured and sold steel components for railcars. In February 2026, the Company announced an agreement to sell its barge business. See Note 2. "Acquisitions and Divestitures".
The financial information for these segments is shown in the tables below. We operate principally in North America.
Year Ended December 31, 2025

	Construction Products	Engineered Structures	Transportation Products	Corporate	Eliminations	Consolidated
Revenues	$1,310.2	$1,189.9	$383.3	$—	$—	$2,883.4
Operating Costs
Cost of revenues	1,005.7	925.3	305.2	—	—	2,236.2
Selling, general, and administrative	130.0	95.7	17.3	64.1	—	307.1
Other operating (income) expense	(15.2)	(1.3)	14.7	—	—	(1.8)
Operating profit (loss)	$189.7	$170.2	$46.1	$(64.1)	$—	$341.9

Depreciation, depletion, and amortization	$164.7	$49.1	$7.5	$1.7	$—	$223.0
Assets	$3,281.9	$1,245.2	$168.0	$290.1	$—	$4,985.2
Capital Expenditures	$113.0	$46.1	$4.7	$1.8	$—	$165.6

 Year Ended December 31, 2024

	Construction Products	Engineered Structures	Transportation Products	Corporate	Eliminations	Consolidated
Revenues	$1,105.1	$1,047.3	$417.6	$—	$(0.1)	$2,569.9
Operating Costs
Cost of revenues	864.0	847.5	343.3	—	(0.1)	2,054.7
Selling, general, and administrative	116.2	88.4	22.5	92.9	—	320.0
Other operating (income) expense	(9.0)	(15.0)	21.6	—	—	(2.4)
Operating profit (loss)	$133.9	$126.4	$30.2	$(92.9)	$—	$197.6

Depreciation, depletion, and amortization	$134.7	$45.4	$12.6	$2.3	$—	$195.0
Assets	$3,304.9	$1,191.5	$149.6	$269.5	$—	$4,915.5
Capital Expenditures	$111.7	$64.4	$11.0	$2.6	$—	$189.7

Year Ended December 31, 2023

	Construction Products	Engineered Structures	Transportation Products	Corporate	Eliminations	Consolidated
Revenues	$1,001.3	$873.5	$433.5	$—	$(0.4)	$2,307.9
Operating Costs
Cost of revenues	783.9	718.3	362.3	—	(0.4)	1,864.1
Selling, general, and administrative	107.0	65.9	25.4	62.8	—	261.1
Other operating income	(28.2)	(6.4)	—	—	—	(34.6)
Operating profit (loss)	$138.6	$95.7	$45.8	$(62.8)	$—	$217.3

Depreciation, depletion, and amortization	$111.7	$26.6	$16.0	$5.2	$—	$159.5
Assets	$2,043.1	$1,063.4	$308.2	$163.2	$—	$3,577.9
Capital Expenditures	$89.9	$97.8	$13.9	$1.9	$—	$203.5
Corporate assets are composed of cash and cash equivalents, certain property, plant, and equipment, and other assets. Capital expenditures exclude amounts paid for business acquisitions, but include amounts paid for the acquisition of land and reserves in our Construction Products segment.
Revenues from one customer included in the Engineered Structures segment constituted 12.2%, 10.8%, and 8.1% of consolidated revenues for the years ended December 31, 2025, 2024, and 2023, respectively.
Revenues and operating profit (loss) for our U.S. and foreign operations for the years ended December 31, 2025, 2024, and 2023 are presented below. Our primary foreign operations are in Mexico, while Canadian operations are not significant in relation to the Consolidated Financial Statements.

	Year Ended December 31,
	2025	2024	2023

	(in millions)
U.S.:
Revenues:
External	$2,877.5	$2,556.2	$2,271.5
Intercompany	111.8	47.6	40.5
	$2,989.3	$2,603.8	$2,312.0

Operating profit (loss)	$344.0	$199.9	$210.7

Foreign operations:
Revenues:
External	$5.9	$13.7	$36.4
Intercompany	84.1	77.8	62.4
	$90.0	$91.5	$98.8

Operating profit (loss)	$(2.1)	$(2.3)	$6.6
Total assets and long-lived assets for our U.S. and foreign operations as of December 31, 2025 and 2024 are presented below:

	Total Assets		Long-Lived Assets

	December 31,
	2025	2024	2025	2024

	(in millions)
U.S.	$4,821.0	$4,762.6	$1,990.6	$2,024.9
Foreign operations	$164.2	$152.9	$107.2	$104.5

Note 5. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024

	(in millions)
Land	$197.0	$158.3
Mineral reserves	1,114.7	1,111.7
Buildings and improvements	443.5	366.4
Machinery and other	1,292.9	1,292.8
Construction in progress	136.5	129.7
	3,184.6	3,058.9
Less accumulated depreciation and depletion	(1,086.8)	(929.5)
	$2,097.8	$2,129.4
We did not capitalize any interest expense as part of the construction of facilities and equipment during 2025 or 2024.
As of December 31, 2025 and 2024, the Company had non-operating facilities with a net book value of $8.6 million and $12.7 million, respectively, classified as property, plant, and equipment, net on our Consolidated Balance Sheets. We estimate the fair market value of properties not currently in use based on the location and condition of the properties, the fair market value of similar properties in the area, and the Company's experience selling similar properties in the past. Our estimated fair value of these assets exceeds their book value.
During the years ended December 31, 2025 and 2024, the Company recorded impairments of $1.6 million and $5.8 million, respectively, related to plant closures in our Construction Products segment. No impairment charges were recognized during the year ended December 31, 2023. During the years ended December 31, 2025, 2024, and 2023, the Company recognized gains on the disposition of property, plant, and equipment of $18.1 million, $10.3 million, and $28.2 million, respectively, primarily related to the sale of land and equipment. The impairments and gains on sale of property, plant, and equipment are included in other operating income on the Consolidated Statements of Operations. Depreciation and depletion related to assets that contribute to the production of revenue are included in cost of revenues on the Consolidated Statements of Operations.

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill by segment is as follows:

	December 31, 2025	December 31, 2024

	(in millions)
Construction Products	$848.8	$861.2
Engineered Structures	480.2	480.1
Transportation Products	19.9	19.9
	$1,348.9	$1,361.2
The decrease in Construction Products goodwill during the year ended December 31, 2025 is due to purchase price adjustments from the Stavola acquisition. See Note 2. "Acquisitions and Divestitures".

Intangible Assets
Intangibles, net consisted of the following:

	December 31, 2025	December 31, 2024

	(in millions)
Intangibles with indefinite lives - Trademarks	$43.8	$43.8

Intangibles with definite lives:
Customer relationships	167.1	169.1
Permits	178.1	178.1
Other	45.5	49.6
	390.7	396.8
Less accumulated amortization	(123.7)	(102.3)
	267.0	294.5
Intangible assets, net	$310.8	$338.3
Total amortization expense from intangible assets was $26.9 million, $26.3 million, and $20.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Expected future amortization expense of intangibles as of December 31, 2025 is as follows:

Amortization Expense
(in millions)
2026	$22.9
2027	20.7
2028	20.7
2029	20.2
2030	18.6
Thereafter	163.9

Note 7. Debt
The following table summarizes the components of debt as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024

	(in millions)
Revolving credit facility	$—	$—
Term Loan	536.5	700.0
2021 Senior Notes - 4.375% due April 2029	400.0	400.0
2024 Senior Notes - 6.875% due August 2032	600.0	600.0
Finance leases (see Note 8. "Leases")	1.9	7.1
	1,538.4	1,707.1
Less: unamortized debt issuance costs	(15.6)	(18.2)
Total debt	$1,522.8	$1,688.9
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

On August 15, 2024, we entered into Amendment No. 1 to the Credit Agreement ("Amendment No. 1 to the Credit Agreement") to, among other things, (i) increase our revolving credit facility from $600.0 million to $700.0 million, (ii) collateralize the amended revolving credit facility with substantially all of our and our subsidiary guarantors' personal property (with certain exceptions), (iii) make the applicable margin for revolving borrowings, letters of credit and the commitment fee rate be based on our consolidated net leverage ratio (permitting up to $150.0 million of unrestricted cash to be netted from the calculation thereof), (iv) modify the margin for Secured Overnight Financing Rate ("SOFR")-based revolving borrowings and letters of credit to range from 1.25% to 2.50% per annum, (v) modify the margin for base rate revolving borrowings to range from 0.25% to 1.50%, (vi) modify the commitment fee that accrues on the unused portion of the revolving credit facility to range from 0.20% to 0.45%, and (vii) modify the maximum permitted leverage ratio to include a net debt concept (permitting up to $150.0 million of unrestricted cash to be netted from the calculation thereof), and to provide that such ratio shall be no greater than 4.50 to 1.00 for the year ended December 31, 2025 and 4.00 to 1.00 during the first quarter of 2026, and each fiscal quarter thereafter (however, this maximum permitted leverage ratio may be increased to 4.50 to 1.00 for up to four fiscal quarters if a material acquisition is entered into). These amendments did not become effective until the closing of the Stavola acquisition on October 1, 2024. The amended revolving credit facility's maturity date of August 23, 2028 remains unchanged.
As of December 31, 2025, we had no outstanding loans borrowed under our revolving credit facility, which left $700.0 million available for borrowing.
The interest rates for revolving loans under the Credit Agreement are variable based on the daily simple or term SOFR, plus a 10-basis point credit spread adjustment, or an alternate base rate, in each case plus a margin for borrowing. A commitment fee accrues on the average daily unused portion of the revolving credit facility. The margin for revolving borrowings and commitment fee rate are determined based on the Company’s consolidated total net leverage ratio (as measured by a consolidated funded indebtedness, less the aggregate amount of unrestricted cash up to a maximum amount not to exceed $150.0 million, to consolidated EBITDA ratio). As of December 31, 2025, the margin for borrowing based on SOFR was set at 1.75% and the commitment fee rate was set at 0.30%.
The revolving credit facility portion of the Credit Agreement requires the maintenance of certain ratios related to leverage and interest coverage. As of December 31, 2025, we were in compliance with all such financial covenants. Borrowings under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Company. On October 1, 2024, we collateralized our obligations under the Credit Agreement with substantially all of our and our subsidiary guarantors' personal property (with certain exceptions).
The carrying value of revolving borrowings under the Credit Agreement approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input). See Note 3. "Fair Value Accounting".
In connection with the Credit Agreement, the Company incurred debt issuance costs of approximately $1.9 million during the year ended December 31, 2024. As of December 31, 2025, total unamortized debt issuance costs related to the prior and amended revolving credit facilities were $2.7 million. These costs are included in other assets on the Consolidated Balance Sheet and are amortized into interest expense over the term of the Credit Agreement.
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

On June 17, 2025, we entered into Amendment No. 2 to the Credit Agreement to establish a new class of term loans (the "2025 Refinancing Term Loan") in an aggregate principal amount of $698.3 million. We used the 2025 Refinancing Term Loan's net proceeds, together with cash on hand, to satisfy the outstanding balance under the 2024 Term Loan. The interest rate for the 2025 Refinancing Term Loan is based on SOFR plus 2.00% per year, or an alternate base rate, plus 1.00% per year, a 0.25% per annum reduction from the 2024 Term Loan. The 2025 Refinancing Term Loan is prepayable at any time without premium or penalty (other than customary SOFR-related breakage costs). All other terms of the 2025 Refinancing Term Loan are the same as the 2024 Term Loan that was prepaid with the proceeds of the 2025 Refinancing Term Loan. During the year ended December 31, 2025, without premium or penalty, the Company prepaid $156.5 million of the outstanding principal balance on the 2025 Refinancing Term Loan.
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
The estimated fair values of the 2024 Notes and 2021 Notes as of December 31, 2025 were $632.9 million and $393.5 million, respectively, based on quoted market prices in a market with little activity (Level 2 input).
In connection with the issuance of the 2024 Notes and the 2021 Notes, the Company incurred $8.2 million and $6.6 million, respectively, of debt issuance costs.
The remaining principal payments under existing debt agreements as of December 31, 2025 are as follows:

	2026	2027	2028	2029	2030	Thereafter

	(in millions)
Term Loan	7.0	7.0	7.0	7.0	7.0	501.5
2021 Senior Notes - 4.375% due April 2029	—	—	—	400.0	—	—
2024 Senior Notes - 6.875% due August 2032	—	—	—	—	—	600.0
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
Future minimum lease payments for operating and finance lease obligations as of December 31, 2025 consisted of the following:

	Operating Leases	Finance Leases

	(in millions)
2026	$12.2	$1.5
2027	9.0	0.4
2028	7.1	0.1
2029	6.7	—
2030	5.5	—
Thereafter	52.9	—
Total undiscounted future minimum obligations	93.4	2.0
Less imputed interest	(33.6)	(0.1)
Present value of net minimum lease obligations	$59.8	$1.9
The following table summarizes our operating and finance leases and their classification within the Consolidated Balance Sheet.

	December 31, 2025	December 31, 2024

	(in millions)
Assets
Operating - Other assets	$59.2	$63.1
Finance - Property, plant, and equipment, net	7.0	12.3
Total lease assets	66.2	75.4

Liabilities
Current
Operating - Accrued liabilities	8.0	8.6
Finance - Current portion of long-term debt	1.5	5.2
Non-current
Operating - Other liabilities	51.8	54.7
Finance - Debt	0.4	1.9
Total lease liabilities	$61.7	$70.4
Operating lease costs were $13.7 million, $11.4 million and $9.4 million during the years ended December 31, 2025, 2024 and 2023, respectively, and are included in cost of revenues and selling, general, and administrative expenses on the Consolidated Statements of Operations. Costs related to variable lease rates or leases with terms less than twelve months were not significant. Amortization of finance lease assets was $5.7 million, $5.5 million and $5.2 million during the years ended December 31, 2025, 2024 and 2023, respectively, and is included in cost of revenues and selling, general, and administrative expenses on the Consolidated Statements of Operations. Interest expense on finance lease liabilities was not significant during the years ended December 31, 2025, 2024 and 2023.

The following table includes supplemental cash flow and non-cash information related to leases:

	December 31, 2025	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Cash paid for operating leases	$13.4	$10.8	$9.3
Cash paid for finance leases	$5.2	$7.0	$7.0

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2.9	$36.7	$7.7
Finance leases	$—	$1.0	$1.0
Other information about lease amounts recognized in our Consolidated Financial Statements is as follows:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term - operating leases	11.9 years	12.0 years
Weighted average remaining lease term - finance leases	1.2 years	1.5 years
Weighted average discount rate - operating leases	6.9%	6.8%
Weighted average discount rate - finance leases	5.5%	4.4%

Note 9. Income Taxes
The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Current:
Federal	$1.4	$3.7	$3.0
State	4.7	4.6	1.9
Foreign	0.8	2.8	—
Total current	6.9	11.1	4.9
Deferred:
Federal	30.7	15.1	25.0
State	(0.7)	6.4	4.1
Foreign	(4.0)	3.7	2.7
Total deferred	26.0	25.2	31.8
Provision	$32.9	$36.3	$36.7

The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Year Ended December 31,
	2025
	(in millions)
Federal statutory tax rate	$50.7	21.0%
State and local income taxes, net of federal income tax effect(1)	3.0	1.2
Foreign tax effects
Mexico
Currency adjustments	(7.3)	(3.0)
Nondeductible expenses	3.3	1.4
Other	(0.6)	(0.2)
Other foreign jurisdictions	0.2	0.1
Tax credits
AMP tax credits	(14.2)	(5.9)
Nontaxable or nondeductible items
Statutory depletion	(4.9)	(2.0)
Other	2.7	1.0
Effective rate	$32.9	13.6%
(1) State taxes in Tennessee, New Jersey, Kansas, California, Montana, Oklahoma, Arizona, Kentucky, Minnesota, Florida, New Mexico, Missouri, and Alabama made up a majority (greater than 50%) of the tax effect in this category.

	Year Ended December 31,
	2024	2023
Statutory rate	21.0%	21.0%
State taxes, including prior year true-ups	7.5	2.3
AMP tax credits	(8.2)	(3.5)
Statutory depletion	(3.2)	(2.1)
Changes in valuation allowances and reserves	(1.1)	1.8
Prior year true-ups	0.4	(0.5)
Foreign adjustments	1.5	1.8
Currency adjustments	4.8	(2.6)
Compensation related items	0.5	—
Divestiture-related non-deductible goodwill	3.3	—
Other, net	1.4	0.5
Effective rate	27.9%	18.7%
The Company’s 2024 state income taxes include an increase in expense associated with the remeasurement of the Company’s deferred tax liabilities primarily in connection with acquisitions and divestitures that occurred during the year.

The income taxes paid, net of refunds, by the Company, including jurisdictions where income taxes paid, net of refunds, exceed 5 percent of the total income taxes paid, net of refunds, are as follows:

Year Ended December 31,
2025
(in millions)
Federal	$15.0

State and local
New Jersey	6.0
Iowa	(2.1)
California	1.6
Tennessee	1.5
Other	4.0
State and local	11.0

Foreign
Other	0.4
Foreign	0.4

Total income taxes paid, net of refunds	$26.4
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. Among other things, the IRA provides for certain manufacturing, production, and investment tax credit incentives, including new Advanced Manufacturing Production ("AMP") tax credits for companies that domestically manufacture and sell clean energy equipment, including wind towers. For the years ended December 31, 2025, 2024 and 2023, the Company has recognized $72.8 million, $53.6 million and $32.4 million, respectively, in gross AMP tax credits for wind towers produced and sold which are included as a reduction to cost of revenues on the Consolidated Statement of Operations due to the refundable nature of the credits. During the year ended December 31, 2025, the Company sold $67.1 million and $8.3 million of the 2025 and 2024 AMP tax credits, respectively. In the year ended December 31, 2024, the Company sold $45.0 million of the 2024 AMP tax credits. All sales were completed pursuant to Section 6418 of the Internal Revenue Code resulting in losses of $5.1 million and $2.7 million, in 2025 and 2024, respectively, which are reflected in cost of revenues on the Consolidated Statements of Operations. The Company did not sell AMP tax credits in 2023. The Company has utilized $3.8 million of the credits to offset the US federal income tax liability in 2025 and a remaining $11.1 million of AMP tax credits are included in deferred tax assets on the Consolidated Balance Sheet as of December 31, 2025.
The Organization for Economic Co-operation and Development issued Pillar Two model rules for a global minimum tax of 15% effective January 1, 2024 ("Pillar Two"). While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar Two. Pillar Two had no impact on our 2025 or 2024 tax rates, and we do not currently expect Pillar Two to significantly impact our tax rate going forward.
Income (loss) before income taxes for the years ended December 31, 2025, 2024, and 2023 was $236.0 million, $130.9 million, and $182.6 million, respectively, for U.S. operations, and $5.3 million, $(0.9) million, and $13.3 million, respectively, for foreign operations, principally Mexico and Canada. The Company provides deferred income taxes on the unrepatriated earnings of its foreign operations that are not considered permanently reinvested where it results in a deferred tax liability.

Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are as follows:

	December 31,
	2025	2024

	(in millions)
Deferred tax liabilities:
Depreciation, depletion, and amortization	$269.0	$248.7
Total deferred tax liabilities	269.0	248.7
Deferred tax assets:
Workers compensation and other benefits	11.2	12.3
Tax carryforwards and credits	33.3	36.9
Inventory	3.4	6.1
Accrued liabilities and other	4.7	2.6
Total deferred tax assets	52.6	57.9
Net deferred tax assets (liabilities) before valuation allowances	(216.4)	(190.8)
Valuation allowances	7.2	7.0
Net deferred tax assets (liabilities)	$(223.6)	$(197.8)
At December 31, 2025, the Company had $10.3 million of federal net operating loss carryforwards, primarily from businesses acquired, that will begin to expire in the year 2036, and had $5.0 million of tax-effected state loss carryforwards that will begin to expire in 2033. In addition, at December 31, 2025, the Company had $10.5 million of tax-effected foreign net operating loss carryforwards that will begin to expire in the year 2026.
We have established a valuation allowance for state and foreign tax operating losses and credits that we have estimated may not be realizable.
Income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the U.S. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the hypothetical calculation.
Taxing authority examinations
We have multiple federal tax return filings that are subject to examination by the Internal Revenue Service. The 2022-2024 tax years are open for the Arcosa, Inc. federal return. We have various subsidiaries that file separate state tax returns and are subject to examination by taxing authorities at different times, generally open for their 2021 tax years and forward. We have various subsidiaries in Mexico that file separate tax returns and are subject to examination by taxing authorities at different times. The entities are generally open for their 2019 tax years and forward.
Unrecognized tax benefits
Unrecognized tax benefits represent the differences between tax positions taken or expected to be taken on a tax return and the benefits recognized for financial statement purposes. There were no unrecognized tax benefits as of December 31, 2025, 2024, and 2023.
The Company accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. There were no accrued interest and penalties as of December 31, 2025, 2024, and 2023.

Note 10. Employee Retirement Plans
The Company sponsors defined contribution plans and defined benefit plans that provide retirement income for eligible employees and retirees of the Company.
Total employee retirement plan expense, which includes related administrative expenses, is as follows:

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Defined contribution plans	$18.2	$16.8	$15.3
Multiemployer plans	2.8	1.8	1.5
	$21.0	$18.6	$16.8
Defined Contribution Plans
Established under Internal Revenue Code Section 401(k), the Arcosa, Inc. 401(k) Plan (“401(k) Plan”) is a defined contribution plan available to all eligible employees. Participants in the 401(k) Plan are eligible to receive future retirement benefits through elected contributions, a company-funded match and certain eligible employees also receive an annual company-funded contribution. The investment of all funds are directed by the participants.
The Company also sponsors a fully‑funded, non-qualified deferred compensation plan. The invested assets and related liabilities of these participants were approximately $7.0 million at December 31, 2025 and December 31, 2024, which are included in other assets and other liabilities on the Consolidated Balance Sheets. Distributions from the Company’s non-qualified deferred compensation plan to participants were approximately $3.0 million for the year ended December 31, 2025 and $1.6 million for the year ended December 31, 2024.
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

Our participation in multiemployer plans for the year ended December 31, 2025 are outlined in the table below. The Pension Protection Act (“PPA”) zone status is based upon the most recent information available at December 31, 2025 and 2024 and is obtained from the multiemployer plan's regulatory filings available in the public domain and certified by the plan's actuary. Among other factors, plans in the green zone are at least 80% funded, plans in the yellow zone are less than 80% funded, and plans in the red zone are less than 65% funded. Federal law requires that plans classified in the yellow or red zones adopt a funding improvement plan or a rehabilitation plan in order to improve the financial health of the plan. The Company's contributions to the multiemployer plans were less than 5% of total contributions to any plan. The last column in the table lists the expiration date of the last expiring collective bargaining agreement to which the plan is subject.

		PPA Zone Status			Contributions for Year Ended December 31,
Pension Fund	Employer Identification Number	2025	2024	Rehabilitation plan status	2025	2024	2023	Surcharge imposed	Expiration date of collective bargaining agreement

					(in millions)
Boilermaker-Blacksmith National Pension Trust	48-6168020	Red	Red	Implemented	$1.7	$1.7	$1.5	No	06/30/2028
Heavy and General Laborers Local Unions 472 and 172 of New Jersey Pension Fund	22-6032103	Green	Green	NA	$0.5	$0.2	$—	No	02/28/2027
Operating Engineers 825 Pension Fund	22-6033380	Green	Green	NA	$0.5	$0.1	$—	No	06/30/2026
Employer contributions to the multiemployer plans for the year ending December 31, 2026 are expected to be $2.7 million.
ACG Pension Plan
In connection with the acquisition of ACG in December 2018, the Company assumed the assets and liabilities related to a defined benefit pension plan. As of December 31, 2025, the plan assets totaled $3.5 million and the projected benefit obligation totaled $2.1 million, for a net over funded status of $1.4 million, which is included in other assets on the Consolidated Balance Sheet. The net pension expense for the year ended December 31, 2025 was not significant. Employer contributions for the ACG pension plan for the year ending December 31, 2026 are not expected to be significant.

Note 11. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 are as follows:

	Currency translation adjustments	Unrealized gain (loss) on derivative financial instruments	Accumulated other comprehensive loss

	(in millions)
Balances at December 31, 2022	$(17.0)	$1.3	$(15.7)
Other comprehensive income (loss), net of tax, before reclassifications	0.8	0.1	0.9
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, $0.4, and $0.4	—	(1.4)	(1.4)
Other comprehensive income (loss)	0.8	(1.3)	(0.5)
Balances at December 31, 2023	(16.2)	—	(16.2)
Other comprehensive income (loss), net of tax, before reclassifications	(1.5)	—	(1.5)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, $0.0, and $0.0	—	—	—
Other comprehensive income (loss)	(1.5)	—	(1.5)
Balances at December 31, 2024	(17.7)	—	(17.7)
Other comprehensive income (loss), net of tax, before reclassifications	1.3	—	1.3
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0, $0.0, and $0.0	—	—	—
Other comprehensive income (loss)	1.3	—	1.3
Balances at December 31, 2025	$(16.4)	$—	$(16.4)
Reclassifications of unrealized before-tax losses on derivative financial instruments are included in interest expense in the Consolidated Statements of Operations.

Note 12. Stock-Based Compensation
The Arcosa Inc. 2018 Stock Option and Incentive Plan (the “Plan”) provides for the grant of equity awards, including stock options, restricted stock, restricted stock units, performance shares, and other performance-based awards, to our directors, officers, and employees. The maximum number of shares of Arcosa common stock that may be issued under the Plan is 4.8 million shares.
At December 31, 2025, we had 1.2 million shares available for grant. Any equity awards that have been granted under the Plan that are subsequently forfeited, canceled, or tendered to satisfy tax withholding obligations are added back to the shares available for grant.
The cost of employee services received in exchange for awards of equity instruments is referred to as share-based payments and is based on the grant date fair-value of those awards. Stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for share-based awards. As a result of the spin-off of Arcosa from Trinity Industries, Inc ("Trinity") in 2018, certain Arcosa employees continue to hold restricted shares or units in Trinity common stock. The Company recognizes compensation expense for both the Arcosa awards and the Trinity awards held by our employees. Stock-based compensation totaled $26.4 million, $24.3 million, and $23.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The income tax benefit related to stock-based compensation expense was $6.4 million, $6.9 million, and $6.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Equity Awards
Equity awards outstanding as of December 31, 2025 consist of restricted stock, restricted stock units, and performance units and generally vest for periods ranging from 1 to 15 years from the date of grant. Certain equity awards vest in their entirety or on a pro-rata basis upon the employee's retirement from the Company and may take into consideration the employee's age and years of service to the Company, as defined more specifically in the Company's award agreements. Equity awards granted to non-employee directors under the Plan generally vest one year from the grant date. At that time, restricted stock is released immediately and restricted stock units are released at the earlier of five years after the vesting date or upon completion of the directors' service to the Company. Expense related to equity awards issued to eligible employees and directors under the Plan is recognized ratably over the vesting period or to the date on which retirement eligibility is achieved, if shorter. Performance units vest and settle in shares of our common stock following the end of a three-year performance period contingent upon the achievement of specific performance goals during the performance period and certification by the Human Resources Committee of the Board of the achievement of the performance goals. Performance units are granted to employees based upon a target level of performance; however, depending upon the achievement of the performance goals during the performance period, performance units may be issued at an amount between 0% and 200% of the target level. Expense related to performance units is recognized ratably over the vesting period. Forfeitures are recognized as reduction to expense in the period in which they occur.
The activity for equity awards held by Arcosa employees for the year ended December 31, 2025 was as follows:

	Arcosa Equity Awards Held by Arcosa Employees	Trinity Equity Awards Held by Arcosa Employees	Weighted Average Grant-Date Fair Value per Award
Equity awards outstanding at December 31, 2024	768,088	203,877	$52.37
Granted	375,342	—	82.35
Vested	(423,747)	(22,380)	58.20
Forfeited	(21,858)	(3,657)	67.22
Equity awards outstanding at December 31, 2025	697,825	177,840	$63.95
At December 31, 2025, unrecognized compensation expense related to equity awards totaled $32.3 million, which will be recognized over a weighted average period of 1.9 years. The total vesting-date fair value of shares vested and released was $37.6 million, $35.6 million, and $36.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Note 13. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income remaining after allocation to participating unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted earnings per common share includes the weighted average net impact of nonparticipating unvested restricted shares. Total weighted average restricted shares were 1.0 million shares, 1.2 million shares, and 1.3 million shares, for the years ended December 31, 2025, 2024, and 2023, respectively.

The computation of basic and diluted earnings per share follows.

	Year Ended December 31, 2025
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income	$208.4
Unvested restricted share participation	(0.4)
Net income per common share – basic	208.0	48.9	$4.25
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.1
Net income per common share – diluted	$208.0	49.0	$4.24

	Year Ended December 31, 2024
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income	$93.7
Unvested restricted share participation	(0.3)
Net income per common share – basic	93.4	48.6	$1.92
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.2
Net income per common share – diluted	$93.4	48.8	$1.91

	Year Ended December 31, 2023
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income	$159.2
Unvested restricted share participation	(0.6)
Net income per common share – basic	158.6	48.5	$3.27
Effect of dilutive securities:
Nonparticipating unvested restricted shares	—	0.2
Net income per common share – diluted	$158.6	48.7	$3.26

Note 14. Commitments and Contingencies
The Company is involved in claims and lawsuits incidental to our business arising from various matters including commercial disputes, alleged product defect and/or warranty claims, intellectual property matters, personal injury claims, environmental issues, employment and/or workplace-related matters, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when probable losses can be reasonably estimated. At December 31, 2025, the reasonably possible losses and any related accruals for such matters were not significant.
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
Other commitments
Non-cancelable purchase obligations amounted to $222.1 million as of December 31, 2025, of which $170.4 million is for the purchase of raw materials and components, primarily by the Engineered Structures and Transportation Products segments.

In the normal course of business, at December 31, 2025, the Company was contingently liable for $198.0 million in surety bonds, which guarantee the Company's own performance and are required by certain states and municipalities and their related agencies. The Company has indemnified the underwriting insurance companies against any exposure under the surety bonds. The Company is not aware of any circumstances that would result in material claims against these bonds.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 Framework) (“COSO”) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.
The effectiveness of internal control over financial reporting as of December 31, 2025, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements. Ernst & Young LLP's attestation report on effectiveness of our internal control over financial reporting follows.
Changes in Internal Control over Financial Reporting.
During the three months ended December 31, 2025, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Arcosa, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Arcosa, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arcosa, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 27, 2026 expressed an unqualified opinion thereon.
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

/s/ ERNST & YOUNG LLP
Dallas, Texas
February 27, 2026

Item 9B. Other Information.
During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Proposal 1 - Election of Nominated Directors” in the Company's Proxy Statement to be filed for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Information About Our Executive Officers.” Information relating to the Board's determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407 (d)(5) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance - Board Meetings and Committees - Audit Committee” in the Company's 2026 Proxy Statement. Information regarding the Company's Audit Committee is incorporated by reference to the information set forth under the caption “Corporate Governance - Board Meetings and Committees - Audit Committee” in the Company's 2026 Proxy Statement. There were no delinquent Section 16(a) reports during 2025.
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
Information regarding the Company's insider trading policy is incorporated by reference to the information set forth under the caption "Insider Trading Policy" in the Company's 2026 Proxy Statement. A copy of the Insider Trading Policy has been filed as Exhibit 19 to our Annual Report on Form 10-K for the year ended December 31, 2024 and is incorporated by reference herein.

Item 11. Executive Compensation.
Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Company's 2026 Proxy Statement. Information concerning compensation committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in the Company's 2026 Proxy Statement. Information about the compensation committee report is incorporated by reference to the information set forth under the caption “Executive Compensation - Human Resources Committee Report” in the Company's 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's 2026 Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management.”
The following table sets forth information about Arcosa common stock that may be issued under Arcosa's equity compensation plan as of December 31, 2025.
Equity Compensation Plan Information

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by security holders:
Restricted stock units and performance units	696,927	(1)	$—	1,239,504 (2)
Equity compensation plans not approved by security holders (3)	—			—
Total	696,927			1,239,504
(1)     Represents shares underlying awards that have been granted under the 2018 Stock Option and Incentive Plan (the “Incentive Plan”). Amounts are comprised of (a) 313,866 shares of common stock issuable upon the vesting and conversion of restricted stock units and (b) 383,061 shares of common stock issuable upon the vesting and conversion of performance units, assuming payout at target performance. The restricted stock units and performance units do not have an exercise price. The performance units are granted to employees based upon a target level; however, depending upon the achievement of certain specified goals during the performance period, performance units may be issued at an amount between 0% and 200% of the target level.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related person transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in the Company's 2026 Proxy Statement. Information regarding the independence of directors is incorporated by reference to the information set forth under the caption “Corporate Governance - Independence of Directors” in the Company's 2026 Proxy Statement.

Item 14. Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the caption “Fees of Independent Registered Public Accounting Firm for Fiscal Years 2025 and 2024” in the Company's 2026 Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules.
(a) (1) Financial Statements.
See Item 8. "Financial Statements and Supplementary Data."
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

4.11
Eighth Supplemental Indenture dated as of October 31, 2024 among Stavola Contracting Company LLC, Stavola Construction Materials LLC, and Stavola Asphalt Company LLC, Arcosa, Inc., and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024, File No. 001-38494).

4.12
Indenture, dated August 26, 2024, among Arcosa, Inc., the guarantors named therein and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 26, 2024, File No. 001-38494).

4.13	Form of 6.875% Senior Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed on August 26, 2024, File No. 001-38494).
4.14
First Supplemental Indenture dated as of October 1, 2024 among East SM, LLC, Arcosa, Inc., and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, File No. 001-38494).

4.15
Second Supplemental Indenture dated as of October 31, 2024 among Stavola Contracting Company LLC, Stavola Construction Materials LLC, and Stavola Asphalt Company LLC, Arcosa, Inc., and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024, File No. 001-38494).

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

*10.4
Amendment Number Two to the Arcosa, Inc. 2018 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024, File No. 001-38494).

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

*10.18	Form of Restricted Stock Unit Agreement for grants commencing 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 5, 2022, File No. 001-38494).
10.19
Second Amended and Restated Credit Agreement dated as of August 23, 2023, among Arcosa, Inc., as borrower, the lenders thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 25, 2023, File No. 001-38494).

10.20
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of August 15, 2024, among Arcosa, Inc., as borrow, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 19, 2024, File No. 001-38494).

10.21
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

*10.22
Arcosa, Inc. 2022 Change in Control Severance Plan, dated March 3, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 7, 2022, File No. 001-38494).

*10.23
First Amendment to the Arcosa, Inc. 2022 Change in Control Severance Plan, dated February 26, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, File No. 001-38494).

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

19	Arcosa’s Insider Trading Policies and Procedures (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024, File No. 001-38494).
21	Listing of subsidiaries of Arcosa, Inc. (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
23.2	Consent of John T. Boyd Company (filed herewith).
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
95	Mine Safety Disclosure Exhibit (filed herewith).
97	Arcosa, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, File No. 001-38494).
101.INS	Inline XBRL Instance Document (filed electronically herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Management contracts and compensatory plan arrangements

Item 16. Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCOSA, INC.	By:	/s/ Gail M. Peck
Registrant		Gail M. Peck
Chief Financial Officer
February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Antonio Carrillo	President and Chief Executive Officer and Director	February 27, 2026
Antonio Carrillo	(Principal Executive Officer)

/s/ Gail M. Peck	Chief Financial Officer	February 27, 2026
Gail M. Peck	(Principal Financial Officer)

/s/ Eric D. Hurst	Vice President and Controller	February 27, 2026
Eric D. Hurst	(Principal Accounting Officer)

/s/ Rhys J. Best	Non-Executive Chairman	February 27, 2026
Rhys J. Best

/s/ Joseph Alvarado	Director	February 27, 2026
Joseph Alvarado

/s/ Jeffrey A. Craig	Director	February 27, 2026
Jeffrey A. Craig

/s/ Steven J. Demetriou	Director	February 27, 2026
Steven J. Demetriou

/s/ John W. Lindsay	Director	February 27, 2026
John W. Lindsay

/s/ Kimberly S. Lubel	Director	February 27, 2026
Kimberly S. Lubel

/s/ Julie A. Piggott	Director	February 27, 2026
Julie A. Piggott

/s/ Melanie M. Trent	Director	February 27, 2026
Melanie M. Trent