Form 10-Q
period 2026-03-31
Arcosa, Inc.
filed 2026-05-01
CIK 1739445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2026

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At April 15, 2026, the number of shares of common stock outstanding was 49,096,364.

ARCOSA, INC.
FORM 10-Q

PART I
Item 1. Financial Statements

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2026	2025

	(in millions)
Revenues	$571.7	$547.6
Cost of revenues	450.8	439.7
Gross profit	120.9	107.9

Selling, general, and administrative expenses	75.8	71.0
Other operating income	(2.0)	(4.1)
Operating profit	47.1	41.0

Interest expense	24.0	28.3
Interest income	(1.6)	(1.8)
Other nonoperating expense	0.1	0.1
Income from continuing operations before income taxes	24.6	14.4

Provision for income taxes	1.3	2.8
Income from continuing operations	23.3	11.6
Income from discontinued operations, net of income taxes	14.5	12.0

Net income	$37.8	$23.6

Net income per common share:
Basic from continuing operations	$0.47	$0.24
Basic from discontinued operations	$0.30	$0.24
Total basic	$0.77	$0.48

Diluted from continuing operations	$0.47	$0.24
Diluted from discontinued operations	$0.30	$0.24
Total diluted	$0.77	$0.48
Weighted average number of shares outstanding:
Basic	49.0	48.7
Diluted	49.2	49.2
Dividends declared per common share	$0.05	$0.05

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2026	2025

	(in millions)
Net income	$37.8	$23.6
Other comprehensive income (loss):
Currency translation adjustment:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.0 and $0.0	(0.4)	—
	(0.4)	—
Comprehensive income	$37.4	$23.6

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(unaudited)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$153.2	$214.6
Receivables, net of allowance	413.9	412.6
Inventories:
Raw materials and supplies	129.7	118.4
Work in process	16.7	15.8
Finished goods	203.6	201.7
	350.0	335.9
Current assets held for sale	164.1	93.7
Other	52.2	49.7
Total current assets	1,133.4	1,106.5

Property, plant, and equipment, net	2,101.9	2,045.3
Goodwill	1,342.7	1,329.0
Intangibles, net	304.5	310.8
Deferred income taxes	7.2	7.2
Non-current assets held for sale	—	74.2
Other assets	112.6	112.2
	$5,002.3	$4,985.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$229.5	$213.3
Accrued liabilities	141.7	169.7
Advance billings	27.3	25.9
Current liabilities held for sale	83.1	86.3
Current portion of long-term debt	8.0	8.5
Total current liabilities	489.6	503.7

Debt	1,513.1	1,514.3
Deferred income taxes	254.0	230.8
Non-current liabilities held for sale	—	2.9
Other liabilities	92.9	92.1
	2,349.6	2,343.8
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock – 200.0 shares authorized	0.5	0.5
Capital in excess of par value	1,716.5	1,710.0
Retained earnings	982.7	947.3
Accumulated other comprehensive loss	(16.8)	(16.4)
Treasury stock	(30.2)	—
	2,652.7	2,641.4
	$5,002.3	$4,985.2
See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2026	2025

	(in millions)
Operating activities:
Net income	$37.8	$23.6
Income from discontinued operations, net of income taxes	14.5	12.0
Income from continuing operations	23.3	11.6
Adjustments to reconcile net income to net cash provided (required) by operating activities:
Depreciation, depletion, and amortization	53.5	51.7
Stock-based compensation expense	6.3	6.4
Gain on disposition of assets and sale of businesses	(2.0)	(4.1)
Provision for deferred income taxes	9.5	0.9
(Increase) decrease in other assets	1.3	1.2
Increase (decrease) in other liabilities	(1.6)	(3.0)
Other	3.0	2.3
Changes in current assets and liabilities:
(Increase) decrease in receivables	—	(70.7)
(Increase) decrease in inventories	(14.6)	(4.1)
(Increase) decrease in other current assets	(2.4)	5.9
Increase (decrease) in accounts payable	15.3	43.8
Increase (decrease) in advance billings	1.4	(43.9)
Increase (decrease) in accrued liabilities	(34.9)	(19.1)
Net cash provided (required) by operating activities - continuing operations	58.1	(21.1)
Net cash provided by operating activities - discontinued operations	13.8	20.4
Net cash provided (required) by operating activities	71.9	(0.7)

Investing activities:
Proceeds from disposition of assets	6.6	5.0
Capital expenditures	(43.5)	(33.0)
Cash (paid) received for acquisitions	(60.0)	17.6
Net cash required by investing activities - continuing operations	(96.9)	(10.4)
Net cash required by investing activities - discontinued operations	(1.4)	(1.0)
Net cash required by investing activities	(98.3)	(11.4)

Financing activities:
Payments to retire debt	(2.4)	(3.3)
Shares repurchased	(17.5)	—
Dividends paid to common stockholders	(2.4)	(2.5)
Purchase of shares to satisfy employee tax on vested stock	(12.7)	(1.5)
Net cash required by financing activities - continuing operations	(35.0)	(7.3)
Net decrease in cash and cash equivalents	(61.4)	(19.4)
Cash and cash equivalents at beginning of period	214.6	187.3
Cash and cash equivalents at end of period	$153.2	$167.9

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at December 31, 2024	48.8	$0.5	$1,696.5	$748.9	$(17.7)	—	$—	$2,428.2
Net income	—	—	—	23.6	—	—	—	23.6
Cash dividends on common stock	—	—	—	(2.5)	—	—	—	(2.5)
Restricted shares, net	—	—	6.8	—	—	—	(1.6)	5.2
Balances at March 31, 2025	48.8	$0.5	$1,703.3	$770.0	$(17.7)	—	$(1.6)	$2,454.5

Balances at December 31, 2025	49.0	$0.5	$1,710.0	$947.3	$(16.4)	—	$—	$2,641.4
Net income	—	—	—	37.8	—	—	—	37.8
Other comprehensive loss	—	—	—	—	(0.4)	—	—	(0.4)
Cash dividends on common stock	—	—	—	(2.4)	—	—	—	(2.4)
Restricted shares, net	0.4	—	6.5	—	—	(0.1)	(12.7)	(6.2)
Shares repurchased	—	—	—	—	—	(0.2)	(17.5)	(17.5)
Balances at March 31, 2026	49.4	$0.5	$1,716.5	$982.7	$(16.8)	(0.3)	$(30.2)	$2,652.7

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1. Overview and Summary of Significant Accounting Policies
Basis of Presentation
Arcosa, Inc. and its consolidated subsidiaries (“Arcosa,” the “Company,” “we,” or “our”), headquartered in Dallas, Texas, is a provider of infrastructure-related products and solutions with leading brands serving construction materials and engineered structures markets in North America. Arcosa is a Delaware corporation and was incorporated in 2018.
On April 1, 2026, the Company completed the previously announced sale of its barge business, which was the only business included in the Transportation Products segment. We have concluded that the sale represents a strategic shift that will have a major effect on the Company's operations and financial results. Accordingly, the assets and liabilities of the barge business were classified as held for sale as of March 31, 2026 and the results of operations and cash flows for the three months ended March 31, 2026 have been classified as discontinued operations. Results of prior periods have been recast to reflect these changes and present results on a comparable basis. Since there are no remaining operations, the Transportation Products segment is no longer presented as a reportable segment. Unless indicated otherwise, the information in the Notes to the Consolidated Financial Statements relates to the Company's continuing operations. See further discussion in Note 2. "Acquisitions and Divestitures."
The accompanying Consolidated Financial Statements are unaudited and have been prepared from the books and records of Arcosa, Inc. and its consolidated subsidiaries. All normal and recurring adjustments necessary for a fair presentation of the financial position of the Company and the results of operations, comprehensive income/loss, and cash flows have been made in conformity with accounting principles generally accepted in the U.S. (“GAAP”). All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, the financial condition and results of operations for the three months ended March 31, 2026 may not be indicative of Arcosa's expected business, financial condition, and results of operations for the year ending December 31, 2026.
These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited Consolidated Financial Statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2025.
Stockholders' Equity
In December 2024, the Company’s Board of Directors (the “Board") authorized a $50.0 million share repurchase program effective January 1, 2025 through December 31, 2026 to replace an expiring program of the same amount. During the three months ended March 31, 2026, the Company repurchased 159,595 shares at a cost of $17.5 million. As of March 31, 2026, the Company has approximately $32.5 million available for share repurchases under the current program.
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

Engineered Structures
Within the Engineered Structures segment, revenue is recognized for wind towers and certain utility structures over time as the products are manufactured using an input approach based on the costs incurred relative to the total estimated costs of production. We recognize revenue over time for these products as they are highly customized to the needs of an individual customer resulting in no alternative use to the Company if not purchased by the customer after the contract is executed. In addition, we have the right to bill the customer for our work performed to date plus at least a reasonable profit margin for work performed. As of March 31, 2026, we had a contract asset of $80.6 million related to these contracts, compared to $65.1 million as of December 31, 2025, which is included in receivables, net of allowance, within the Consolidated Balance Sheets. The increase in the contract asset is attributed to the timing of deliveries of finished structures to customers during the period. For all other products, revenue is recognized when the customer has accepted the product and legal title of the product has passed to the customer.
Revenues
Total revenues for the Company's reportable segments are presented below:

	Three Months Ended March 31,
	2026	2025

Aggregates	$174.5	$165.3
Specialty materials and asphalt	70.4	73.2
Aggregates intrasegment sales	(4.5)	(4.1)
Total Construction Materials	240.4	234.4
Construction site support	35.9	28.4
Construction Products	276.3	262.8

Utility and related structures	225.4	195.8
Wind towers	70.0	89.0
Engineered Structures	295.4	284.8

Consolidated Total	$571.7	$547.6
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of March 31, 2026:

Unsatisfied performance obligations as of March 31, 2026
Total Amount
(in millions)
Engineered Structures:
Utility and related structures	$557.6
Wind towers	$600.0
For our utility and related structures business, 73% of the unsatisfied performance obligations are expected to be recognized during 2026, 17% are expected to be recognized in 2027, with the remainder expected to be recognized through 2029. For our wind towers business, 36% of the unsatisfied performance obligations are expected to be recognized during 2026, 59% are expected to be recognized in 2027, with the remainder expected to be recognized in 2028.

Advance Billings
Advance billings represent cash collected from customers prior to the satisfaction of the related performance obligations and are separately presented on the Consolidated Balance Sheets. For the three months ended March 31, 2026 and 2025, the Company recognized as revenue approximately $15.7 million and $48.7 million, respectively, of the advance billings balances that were outstanding at the beginning of each respective year.
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
Financial Instruments
The Company considers all highly liquid debt instruments to be cash and cash equivalents if purchased with a maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and receivables. The Company places its cash investments in bank deposits and highly-rated money market funds, and its investment policy limits the amount of credit exposure to any one commercial issuer. We seek to limit concentration of credit risk with respect to the Company's receivables with control procedures that monitor the credit worthiness of customers, together with the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance based upon the expected credit losses. Receivable balances determined to be uncollectible are charged against the allowance. To accelerate the conversion to cash, the Company may sell a portion of its trade receivables to third parties. The Company has no recourse to these receivables once they are sold but may have continuing involvement related to servicing and collection activities. The impact of these transactions in the Company's Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025 was not significant. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.
Recent Accounting Pronouncements
Recently issued accounting pronouncements not adopted as of March 31, 2026
In November 2024, the FASB issued Accounting Standards Update No. 2024-03. "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"), which requires public business entities to disclose additional information about certain key expense categories within major income statement captions in the notes to consolidated financial statements. These enhanced disclosures are expected to help investors more effectively understand an entity's performance, assess its prospects for future cash flows, and compare an entity's performance over time and with that of other entities. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its Consolidated Financial Statements.
Reclassifications
Certain prior year balances have been reclassified in the Consolidated Financial Statements and accompanying notes to the Consolidated Financial Statements to conform with the current year presentation.

Note 2. Acquisitions and Divestitures
2026 Acquisitions
In March 2026, we completed the acquisition of certain assets and liabilities of a Florida-based natural aggregates business in our Construction Products segment for a total purchase price of $60 million in cash. The acquisition was recorded as a business combination and preliminary valuation estimates resulted in the recognition of, among others, $43.9 million of mineral reserves and $13.6 million of goodwill in our Construction Products segment.
2025 Acquisitions
There were no acquisitions completed during the three months ended March 31, 2025.
2026 Divestitures - Discontinued Operations
On February 24, 2026, the Company entered into a Stock Purchase Agreement to sell its barge business to an affiliate of Wynnchurch Capital, L.P., for a cash purchase price of approximately $450 million, subject to customary purchase price adjustments. The sale was completed on April 1, 2026. The barge business, historically presented within the Transportation Products segment, is a leading manufacturer of inland barges, fiberglass barge covers, winches, and marine hardware with operations located along the U.S. inland river systems. The transaction is expected to generate a pre-tax gain and the Company intends to use the after-tax proceeds to further invest in the expansion of its core growth platforms and reduce outstanding debt. The Company will perform routine services under a transition services agreement and will have no other continuing involvement with the divested business after the close of the transaction. We have concluded that the sale represents a strategic shift that will have a major effect on the Company's operations and financial results. Accordingly, the assets and liabilities of the barge business were classified as held for sale at March 31, 2026 and the results of operations and cash flows for the three months ended March 31, 2026 have been classified as discontinued operations. Results of prior periods have been recast to reflect these changes and present results on a comparable basis. In April 2026, the Company used $83.0 million of the cash proceeds to prepay a portion of the outstanding 2025 Refinancing Term Loan. See Note 7. "Debt" for additional information.
The following table summarizes the major line items for the barge business that are included in income from discontinued operations, net of income taxes, on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Revenues	$91.6	$84.4
Cost of revenues	71.2	66.8
Gross profit	20.4	17.6
Selling, general, and administrative expenses	3.3	2.8
Income from discontinued operations before income taxes	17.1	14.8
Provision for income taxes	2.6	2.8
Income from discontinued operations, net of income taxes	$14.5	$12.0

The following table summarizes the assets and liabilities of the barge business which have been classified as held for sale on the Consolidated Balance Sheets:

	March 31, 2026	December 31, 2025
	(unaudited)
	(in millions)
Receivables, net	$4.7	$5.1
Inventory, net	84.7	88.3
Other current assets	0.4	0.3
Property, plant, and equipment, net	52.6	52.5
Goodwill	19.9	19.9
Other non-current assets	1.8	1.8
Total assets held for sale(1)	$164.1	$167.9

Accounts payable	$32.4	$46.0
Accrued liabilities	8.3	9.2
Advance billings	41.5	31.1
Other non-current liabilities	0.9	2.9
Total liabilities held for sale(1)	$83.1	$89.2
(1) The assets and liabilities held for sale are classified as current on the March 31, 2026 balance sheet as the transaction closed on April 1, 2026, within one year of the balance sheet date.
2025 Divestitures
There were no divestitures completed during the three months ended March 31, 2025.

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of March 31, 2026
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets:
Cash equivalents	$30.0	$—	$—	$30.0
Contingent consideration(1)	—	—	2.2	2.2
Total assets	$30.0	$—	$2.2	$32.2

	Fair Value Measurement as of December 31, 2025
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets:
Cash equivalents	$77.0	$—	$—	$77.0
Contingent consideration(1)	—	—	2.2	2.2
Total assets	$77.0	$—	$2.2	$79.2
(1) Included in other assets on the Consolidated Balance Sheets.

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

Note 4. Segment Information
The Company's operating segments are identified on the basis of information that is reviewed by our chief operating decision maker, the Chief Executive Officer, to make decisions about resources to be allocated and assess its performance. Since there are no remaining operations, the Transportation Products segment is no longer presented as a reportable segment. See further discussion in Note 2. "Acquisitions and Divestitures." The Company reports operating results in two principal business segments:
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
The financial information for these segments is shown in the tables below. We operate principally in North America.
Three Months Ended March 31, 2026

	Construction Products	Engineered Structures	Corporate	Consolidated
	(in millions)
Revenues	$276.3	$295.4	$—	$571.7
Operating Costs
Cost of revenues	230.4	220.4	—	450.8
Selling, general, and administrative	33.5	24.7	17.6	75.8
Other operating (income) expense	(2.5)	0.5	—	(2.0)
Operating profit (loss)	$14.9	$49.8	$(17.6)	$47.1

Depreciation, depletion, and amortization	$40.4	$12.6	$0.5	$53.5
Capital Expenditures	$31.9	$11.1	$0.5	$43.5

Three Months Ended March 31, 2025

	Construction Products	Engineered Structures	Corporate	Consolidated
	(in millions)
Revenues	$262.8	$284.8	$—	$547.6
Operating Costs
Cost of revenues	217.1	222.6	—	439.7
Selling, general, and administrative	31.2	23.4	16.4	71.0
Other operating (income) expense	(3.8)	—	(0.3)	(4.1)
Operating profit (loss)	$18.3	$38.8	$(16.1)	$41.0

Depreciation, depletion, and amortization	$38.6	$12.7	$0.4	$51.7
Capital Expenditures	$24.4	$7.6	$1.0	$33.0

Total assets for the Company's reportable segments are shown in the table below:

	March 31, 2026	December 31, 2025
	(in millions)
Construction Products	$3,355.5	$3,281.9
Engineered Structures	1,255.2	1,245.2
Corporate	227.5	290.2
Assets held for sale(1)	164.1	167.9
Total assets	$5,002.3	$4,985.2
(1) Included in current and/or non-current assets held for sale on the Consolidated Balance Sheets.
Note 5. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(in millions)
Land	$194.7	$194.8
Mineral reserves	1,155.0	1,114.7
Buildings and improvements	350.5	349.9
Machinery and other	1,241.5	1,210.2
Construction in progress	155.1	136.2
	3,096.8	3,005.8
Less accumulated depreciation and depletion	(994.9)	(960.5)
	$2,101.9	$2,045.3

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill by segment is as follows:

	March 31, 2026	December 31, 2025
	(in millions)
Construction Products	$862.5	$848.8
Engineered Structures	480.2	480.2
	$1,342.7	$1,329.0
Intangible Assets
Intangibles, net consisted of the following:

	March 31, 2026	December 31, 2025
	(in millions)
Intangibles with indefinite lives - Trademarks	$43.8	$43.8

Intangibles with definite lives:
Customer relationships	160.0	167.1
Permits	178.1	178.1
Other	45.5	45.5
	383.6	390.7
Less accumulated amortization	(122.9)	(123.7)
	260.7	267.0
Intangible assets, net	$304.5	$310.8

Note 7. Debt
The following table summarizes the components of debt as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

	(in millions)
Revolving credit facility	$—	$—
Term Loan	534.7	536.5
2021 Senior Notes - 4.375% due April 2029	400.0	400.0
2024 Senior Notes - 6.875% due August 2032	600.0	600.0
Finance leases (see Note 8. "Leases")	1.3	1.9
	1,536.0	1,538.4
Less: unamortized debt issuance costs	(14.9)	(15.6)
Total debt	$1,521.1	$1,522.8
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

On August 15, 2024, we entered into Amendment No. 1 to the Credit Agreement ("Amendment No. 1 to the Credit Agreement") to, among other things, (i) increase our revolving credit facility from $600.0 million to $700.0 million, (ii) collateralize the amended revolving credit facility with substantially all of our and our subsidiary guarantors' personal property (with certain exceptions), (iii) make the applicable margin for revolving borrowings, letters of credit and the commitment fee rate be based on our consolidated net leverage ratio (permitting up to $150.0 million of unrestricted cash to be netted from the calculation thereof), (iv) modify the margin for Secured Overnight Financing Rate ("SOFR")-based revolving borrowings and letters of credit to range from 1.25% to 2.50% per annum, (v) modify the margin for base rate revolving borrowings to range from 0.25% to 1.50%, (vi) modify the commitment fee that accrues on the unused portion of the revolving credit facility to range from 0.20% to 0.45%, and (vii) modify the maximum permitted leverage ratio to include a net debt concept (permitting up to $150.0 million of unrestricted cash to be netted from the calculation thereof), and to provide that such ratio shall be no greater than 4.00 to 1.00 during the first quarter of 2026, and for each fiscal quarter thereafter (however, this maximum permitted leverage ratio may be increased to 4.50 to 1.00 for up to four fiscal quarters if a material acquisition is entered into). These amendments became effective on October 1, 2024. The amended revolving credit facility's maturity date of August 23, 2028 remains unchanged.
As of March 31, 2026, we had no outstanding loans borrowed under our revolving credit facility, which left $700.0 million available for borrowing.
The interest rates for revolving loans under the Credit Agreement are variable based on the daily simple or term SOFR, plus a 10-basis point credit spread adjustment, or an alternate base rate, in each case plus a margin for borrowing. A commitment fee accrues on the average daily unused portion of the revolving credit facility. The margin for revolving borrowings and commitment fee rate are determined based on the Company’s consolidated total net leverage ratio (as measured by a consolidated funded indebtedness, less the aggregate amount of unrestricted cash up to a maximum amount not to exceed $150.0 million, to consolidated EBITDA ratio). As of March 31, 2026, the margin for borrowing based on SOFR was set at 1.75% and the commitment fee rate was set at 0.30%.
The revolving credit facility portion of the Credit Agreement requires the maintenance of certain ratios related to leverage and interest coverage. As of March 31, 2026, we were in compliance with all such financial covenants. Borrowings under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Company. On October 1, 2024, we collateralized our obligations under the Credit Agreement with substantially all of our and our subsidiary guarantors' personal property (with certain exceptions).
The carrying value of revolving borrowings under the Credit Agreement approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input). See Note 3. "Fair Value Accounting."
As of March 31, 2026, total unamortized debt issuance costs related to the prior and amended revolving credit facilities were $2.4 million. These costs are included in other assets on the Consolidated Balance Sheet and are amortized into interest expense over the term of the Credit Agreement.
Term Loan
Amendment No. 1 to the Credit Agreement provided for a secured term loan facility (the “2024 Term Loan”) in an aggregate principal amount of $700.0 million. The 2024 Term Loan was funded on October 1, 2024, of which $100.0 million was used to pay down the Company's revolving credit facility. The 2024 Term Loan required, among other things, (i) mandatory prepayments from excess cash flow on an annual basis, commencing with the fiscal year ending December 31, 2025, (ii) mandatory prepayments with proceeds of certain asset sales and debt issuances, and (iii) quarterly principal amortization payments in an amount equal to 0.25% of the 2024 Term Loan. The 2024 Term Loan had a maturity date of October 1, 2031. The interest rate for the 2024 Term Loan was based on SOFR plus 2.25% per year. The 2024 Term Loan was guaranteed by the same subsidiaries of the Company that guarantee our revolving credit facility, and the 2024 Term Loan was secured on a pari passu basis with our revolving credit facility.
On June 17, 2025, we entered into Amendment No. 2 to the Credit Agreement to establish a new class of term loans (the "2025 Refinancing Term Loan") in an aggregate principal amount of $698.3 million. We used the 2025 Refinancing Term Loan's net proceeds, together with cash on hand, to satisfy the outstanding balance under the 2024 Term Loan. The interest rate for the 2025 Refinancing Term Loan is based on SOFR plus 2.00% per year, or an alternate base rate, plus 1.00% per year, a 0.25% per annum reduction from the 2024 Term Loan. The 2025 Refinancing Term Loan is prepayable at any time without premium or penalty (other than customary SOFR-related breakage costs). All other terms of the 2025 Refinancing Term Loan are the same as the 2024 Term Loan that was prepaid with the proceeds of the 2025 Refinancing Term Loan. In April 2026, the Company used $83.0 million of cash proceeds from the sale of the barge business to prepay a portion of the outstanding 2025 Refinancing Term Loan. See Note 2. "Acquisitions and Divestitures" for additional information.

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
The estimated fair values of the 2024 Notes and 2021 Notes as of March 31, 2026 were $615.7 million and $386.2 million, respectively, based on quoted market prices in a market with little activity (Level 2 input).
The remaining principal payments under existing debt agreements as of March 31, 2026 are as follows:

	2026	2027	2028	2029	2030	Thereafter

	(in millions)
Term Loan	$5.2	$7.0	$7.0	$7.0	$7.0	$501.5
2021 Senior Notes - 4.375% due April 2029	—	—	—	400.0	—	—
2024 Senior Notes - 6.875% due August 2032	—	—	—	—	—	600.0

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

Future minimum lease payments for operating and finance lease obligations as of March 31, 2026 consisted of the following:

	Operating Leases	Finance Leases
	(in millions)
2026 (remaining)	$9.3	$0.9
2027	9.5	0.4
2028	7.7	0.1
2029	6.9	—
2030	5.5	—
Thereafter	52.9	—
Total undiscounted future minimum lease obligations	91.8	1.4
Less imputed interest	(33.2)	(0.1)
Present value of net minimum lease obligations	$58.6	$1.3
The following table summarizes our operating and finance leases and their classification within the Consolidated Balance Sheet:

	March 31, 2026	December 31, 2025

	(in millions)
Assets
Operating - Other assets	$57.9	$57.8
Finance - Property, plant, and equipment, net	3.0	7.0
Total lease assets	60.9	64.8

Liabilities
Current
Operating - Accrued liabilities	7.6	7.5
Finance - Current portion of long-term debt	1.0	1.5
Non-current
Operating - Other liabilities	51.0	50.8
Finance - Debt	0.3	0.4
Total lease liabilities	$59.9	$60.2

Note 9. Income Taxes
For interim income tax reporting, we estimate our annual effective tax rate and apply it to our year-to-date ordinary income (loss). Tax jurisdictions with a projected or year to date loss for which a tax benefit cannot be realized are excluded. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. We have open tax years from 2019 to 2025 with various significant tax jurisdictions.
Our effective tax rates from continuing operations of 5.3% and 19.4% for the three months ended March 31, 2026 and 2025, respectively, differed from the U.S. federal statutory rate of 21.0% due to the timing of compensation-related items, Advanced Manufacturing Production ("AMP") tax credits, state income taxes, statutory depletion deductions and other foreign adjustments.

Note 10. Employee Retirement Plans
Total employee retirement plan expense, which includes related administrative expenses, is as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Defined contribution plans	$4.0	$3.8
Multiemployer plans	0.5	0.5
	$4.5	$4.3
The Company contributes to various multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain union-represented employees at one of the facilities in our Engineered Structures segment and four of the facilities in our Construction Products segment. The Company contributed $0.5 million to the multiemployer plans for the three months ended March 31, 2026 and 2025. Total contributions to these plans for 2026 are expected to be approximately $2.7 million.

Note 11. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025 are as follows:

	Currency translation adjustments	Accumulated other comprehensive loss

	(in millions)
Balances at December 31, 2024	$(17.7)	$(17.7)
Other comprehensive income (loss), net of tax, before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0 and $0.0	—	—
Other comprehensive income (loss)	—	—
Balances at March 31, 2025	$(17.7)	$(17.7)

Balances at December 31, 2025	$(16.4)	$(16.4)
Other comprehensive income (loss), net of tax, before reclassifications	(0.4)	(0.4)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0 and $0.0	—	—
Other comprehensive income (loss)	(0.4)	(0.4)
Balances at March 31, 2026	$(16.8)	$(16.8)

Note 12. Stock-Based Compensation
Stock-based compensation totaled approximately $6.3 million and $6.4 million for the three months ended March 31, 2026 and 2025, respectively.

Note 13. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income remaining after allocation to participating unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted earnings per common share includes the weighted average net impact of nonparticipating unvested restricted shares. Total weighted average restricted shares were 0.9 million and 1.2 million for the three months ended March 31, 2026 and 2025, respectively.
The computation of basic and diluted earnings per share follows:

	Three Months Ended March 31,
	2026	2025

	(in millions, except per share amounts)
Net income from continuing operations	$23.3	$11.6
Unvested restricted share participation	(0.1)	(0.1)
Net income from continuing operations - basic and diluted	$23.2	$11.5

Net income from discontinued operations	$14.5	$12.0
Unvested restricted share participation	—	—
Net income from discontinued operations - basic and diluted	$14.5	$12.0

Net income	$37.8	$23.6
Unvested restricted share participation	(0.1)	(0.1)
Net income - basic and diluted	$37.7	$23.5

Weighted-average number of shares outstanding - basic	49.0	48.7
Effect of dilutive securities:
Nonparticipating unvested restricted shares	0.2	0.5
Weighted-average number of shares outstanding - diluted	49.2	49.2

Net income per common share:
Basic from continuing operations	$0.47	$0.24
Basic from discontinued operations	$0.30	$0.24
Net income per common share - basic	$0.77	$0.48

Diluted from continuing operations	$0.47	$0.24
Diluted from discontinued operations	$0.30	$0.24
Net income per common share - diluted	$0.77	$0.48

Note 14. Commitments and Contingencies
The Company is involved in claims and lawsuits incidental to our business arising from various matters including commercial disputes, alleged product defect and/or warranty claims, intellectual property matters, personal injury claims, environmental issues, employment and/or workplace-related matters, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when probable losses can be reasonably estimated. At March 31, 2026, we currently do not believe that a loss is probable, therefore no accrual has been included in the accompanying Consolidated Financial Statements.
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
Other commitments
In the normal course of business, at March 31, 2026, the Company was contingently liable for $222.1 million in surety bonds, which guarantee the Company's own performance and are required by certain states and municipalities and their related agencies. The Company has indemnified the underwriting insurance companies against any exposure under the surety bonds. The Company is not aware of any circumstances that would result in material claims against these bonds.

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
•Company Overview
•Market Outlook
•Executive Overview
•Results of Operations
•Liquidity and Capital Resources
•Recent Accounting Pronouncements
•Forward-Looking Statements
Our MD&A should be read in conjunction with the Consolidated Financial Statements of Arcosa, Inc. and its consolidated subsidiaries (“Arcosa,” “Company,” “we,” or “our”) and related Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes in Item 8, “Financial Statements and Supplementary Data”, of our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report on Form 10-K”).

Company Overview
Arcosa, headquartered in Dallas, Texas, is a provider of infrastructure-related products and solutions with leading brands serving construction materials and engineered structures markets in North America. Arcosa is a Delaware corporation and was incorporated in 2018.
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
•Within our Engineered Structures segment, our backlog for utility and related structures as of March 31, 2026 was $557.6 million, up 35% from March 31, 2025, and provides strong production visibility for the remainder of 2026. In utility structures, order and inquiry activity continues to be very healthy, as customers remain focused on grid hardening and reliability initiatives, along with increasing demand for electricity stemming from AI-driven projects. Due to increased demand, we are currently in the process of converting an idled wind tower facility to utility structures, which is expected to be operational by the end of the second quarter. We are evaluating our Engineered Structures footprint for additional opportunities to increase capacity to meet elevated demand.
•For our wind towers business, market demand has historically been impacted by the level of federal tax credits available. The One Big Beautiful Bill Act ("OBBBA"), which was enacted on July 4, 2025, terminates the Advanced Manufacturing Production ("AMP") tax credit for wind towers sold after 2027. Also, under the OBBBA, wind farm projects that begin construction after July 4, 2026, and are not placed in service before the end of 2027, will not be eligible for the Production Tax Credit ("PTC"). Notwithstanding these developments, we remain confident that further investment in wind energy is needed to meet the load growth demands in the U.S. During the first quarter, we received orders of $43 million, of which roughly half is expected to be recognized in the second half of 2026 and the remainder in 2027. As of March 31, 2026, our remaining backlog for wind towers was $600.0 million and we expect to recognize 36% during the remainder of 2026.

Executive Overview
Recent Developments
On April 1, 2026, the Company completed the previously announced sale of its barge business for $450 million, subject to customary purchase price adjustments. Previously reported in the Transportation Products segment, the barge business is a leading manufacturer of inland barges, fiberglass barge covers, winches, and marine hardware located along the U.S. inland river systems. The transaction is expected to generate a pre-tax gain and the Company intends to use the after-tax proceeds to further invest in the expansion of its core growth platforms and reduce outstanding debt. As of March 31, 2026, the assets and liabilities of the barge business were classified as held for sale and the results of operations and cash flows for the three months ended March 31, 2026 have been classified as discontinued operations. Results of prior periods have been recast to reflect these changes and present results on a comparable basis. Since there are no remaining operations, the Transportation Products segment is no longer presented as a reportable segment. Unless indicated otherwise, the information in MD&A relates to the Company's continuing operations.
Financial Operations and Highlights
•Revenues for the three months ended March 31, 2026 increased by 4.4% to $571.7 million compared to the three months ended March 31, 2025 due to higher revenues in Engineered Structures and Construction Products.
•Operating profit for the three months ended March 31, 2026 increased by $6.1 million to $47.1 million from the same period in 2025, driven by growth in our utility structures business.
•Selling, general, and administrative expenses increased by 6.8% for the three months ended March 31, 2026 compared to the same period in 2025. As a percentage of revenues, selling, general, and administrative expenses were 13.3% for the three months ended March 31, 2026, compared to 13.0% for the same period in 2025.
•Interest expense for the three months ended March 31, 2026 totaled $24.0 million, a decrease of $4.3 million, from the same period in 2025.
•The effective tax rate from continuing operations for the three months ended March 31, 2026 was 5.3%, compared to 19.4% for the same period in 2025. The change in the tax rate was primarily due to a one-time state tax benefit and a higher compensation-related benefit in the period due to a change in timing of restricted stock vestings.
•Net income for the three months ended March 31, 2026 was $37.8 million, compared to $23.6 million for the same period in 2025.
Our Engineered Structures segment operates in cyclical industries. Additionally, results in our Construction Products segment are affected by weather and seasonal fluctuations with the second and third quarters historically being the quarters with the highest revenues.
Unsatisfied Performance Obligations (Backlog)
As of March 31, 2026, December 31, 2025, and March 31, 2025, our unsatisfied performance obligations, or backlog, were as follows:

	March 31, 2026	December 31, 2025	March 31, 2025

	(in millions)
Engineered Structures:
Utility and related structures	$557.6	$434.9	$413.0
Wind towers	$600.0	$627.8	$681.1
In our Engineered Structures segment, 73% of the unsatisfied performance obligations for our utility and related structures are expected to be recognized during 2026, 17% are expected to be recognized in 2027, with the remainder expected to be recognized through 2029. For our wind towers business, 36% of the unsatisfied performance obligations for wind towers during 2026, 59% are expected to be recognized in 2027, with the remainder expected to be recognized in 2028.

Results of Operations
Overall Summary
Revenues

	Three Months Ended March 31,
	2026	2025	Percent Change
	(in millions)
Construction Products	$276.3	$262.8	5.1%
Engineered Structures	295.4	284.8	3.7
Consolidated Total	$571.7	$547.6	4.4
Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025
•Revenues increased by 4.4% during the three months ended March 31, 2026.
•Revenues from Construction Products increased primarily due to higher revenues in our aggregates and trench shoring businesses, partially offset by lower revenues in our asphalt business.
•Revenues from Engineered Structures increased primarily due to higher revenues in our utility structures business, partially offset by lower revenues in our wind towers businesses.
Operating Costs

	Three Months Ended March 31,
	2026	2025	Percent Change
	(in millions)
Construction Products	$261.4	$244.5	6.9%
Engineered Structures	245.6	246.0	(0.2)
Segment Totals before Corporate Expenses	507.0	490.5	3.4
Corporate	17.6	16.1	9.3
Consolidated Total	$524.6	$506.6	3.6

Depreciation, depletion, and amortization(1)	$53.5	$51.7	3.5
(1) Depreciation, depletion, and amortization are included within operating profit and allocated between cost of revenues and selling, general, and administrative expenses depending on whether the underlying assets contribute to the production of revenue.
Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025
•Operating costs increased by 3.6%.
•Operating costs for Construction Products increased primarily due to higher aggregates and trench shoring volumes and lower cost absorption in specialty materials.
•Operating costs for Engineered Structures were substantially unchanged as increased costs from higher volumes in utility structures were offset by decreased costs from lower wind towers volumes.
•Depreciation, depletion, and amortization expense increased primarily due to capital investments during the prior year.
•Corporate costs increased by 9.3% primarily due to higher acquisition and divestiture-related expenses and compensation-related costs. As a percentage of revenues, corporate costs were 3.1% for the three months ended March 31, 2026, compared to 2.9% for the same period in 2025.

Operating Profit (Loss)

	Three Months Ended March 31,
	2026	2025	Percent Change
	(in millions)
Construction Products	$14.9	$18.3	(18.6)%
Engineered Structures	49.8	38.8	28.4
Segment Totals before Corporate Expenses	64.7	57.1	13.3
Corporate	(17.6)	(16.1)	9.3
Consolidated Total	$47.1	$41.0	14.9
Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025
•Operating profit increased 14.9%.
•Operating profit in Construction Products decreased primarily due to lower volumes and reduced cost absorption in specialty materials and asphalt, partially offset by improved profitability in aggregates and trench shoring.
•Operating profit in Engineered Structures increased primarily due to higher volumes and improved profitability in utility structures, partially offset by the expected decline in wind tower volumes.
•Operating profit decreased due to higher corporate costs driven by increased acquisition and divestiture-related expenses and compensation-related costs.
For further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.
Income Taxes
The provision for income taxes results in effective tax rates that differ from the statutory rates. The Company's effective tax rate for continuing operations for the three months ended March 31, 2026 was 5.3% compared to 19.4% for the same period in 2025. The change in the tax rate for the three months ended March 31, 2026 was primarily due to a one-time state tax benefit and a higher compensation-related benefit in the current period due to a change in timing of restricted stock vestings.
Our effective tax rate differs from the federal tax rate of 21.0% due to the timing of compensation-related items, Advanced Manufacturing Production ("AMP") tax credits, state income taxes, statutory depletion deductions and other foreign adjustments. See Note 9. "Income Taxes" to the Consolidated Financial Statements for further discussion of income taxes.

Segment Discussion
Construction Products

	Three Months Ended March 31,
	2026	2025	Percent
	($ in millions)		Change
Revenues:
Aggregates	$174.5	$165.3	5.6%
Specialty materials and asphalt	70.4	73.2	(3.8)
Aggregates intrasegment sales	(4.5)	(4.1)
Total Construction Materials	240.4	234.4	2.6
Construction site support	35.9	28.4	26.4
Total revenues	276.3	262.8	5.1
Cost of revenues	230.4	217.1	6.1
Gross profit	45.9	45.7	0.4

Selling, general, and administrative expenses	33.5	31.2	7.4
Other operating (income) expense	(2.5)	(3.8)
Operating profit	$14.9	$18.3	(18.6)

Depreciation, depletion, and amortization(1)	$40.4	$38.6	4.7
(1) Depreciation, depletion, and amortization are included within operating profit and allocated between cost of revenues and selling, general, and administrative expenses depending on whether the underlying assets contribute to the production of revenue.
Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025
•Segment revenues increased 5.1%. For construction materials, revenues increased 2.6% primarily due to higher pricing and improved volumes in our aggregates business, partially offset by lower volumes in our asphalt business, which was impacted by colder temperatures in the northeast during the seasonal low point. Revenues from construction site support increased 26.4% due to higher volumes from our trench shoring business.
•Cost of revenues increased 6.1% primarily due to higher volumes in our aggregates and trench shoring businesses and lower cost absorption in our specialty materials business primarily due to planned maintenance downtime at one of our facilities. As a percentage of revenues, cost of revenues was 83.4% in the current period, compared to 82.6% in the prior period.
•Selling, general, and administrative expenses increased 7.4% primarily due to higher compensation-related expenses. Selling, general, and administrative expenses as a percentage of revenues was 12.1% in the current period, compared to 11.9% in the prior period.
•Operating profit decreased 18.6% primarily due to lower volumes and reduced cost absorption in specialty materials and asphalt, partially offset by improved profitability in aggregates and trench shoring.
•Depreciation, depletion, and amortization expense increased 4.7% primarily due to the acquisition of Stavola, including the fair market value write-up of long-lived assets.

Engineered Structures

	Three Months Ended March 31,
	2026	2025	Percent
	($ in millions)		Change
Revenues:
Utility and related structures	$225.4	$195.8	15.1%
Wind towers	70.0	89.0	(21.3)
Total revenues	295.4	284.8	3.7
Cost of revenues	220.4	222.6	(1.0)
Gross profit	75.0	62.2	20.6

Selling, general, and administrative expenses	24.7	23.4	5.6
Other operating (income) expense	0.5	—
Operating profit	$49.8	$38.8	28.4

Depreciation and amortization(1)	$12.6	$12.7	(0.8)
(1) Depreciation, depletion, and amortization are included within operating profit and allocated between cost of revenues and selling, general, and administrative expenses depending on whether the underlying assets contribute to the production of revenue.
Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025
•Segment revenues increased 3.7%. Revenues for our utility and related structures businesses increased 15.1% primarily due to higher volumes and pricing in our utility structures business. Revenue for wind towers declined 21.3%, primarily due to lower volume.
•Cost of revenues decreased 1.0% primarily due to lower wind tower volumes, partially offset by higher utility structures volume. As a percentage of revenues, cost of revenues decreased to 74.6% in the current period, compared to 78.2% in the prior period.
•Selling, general, and administrative expenses increased 5.6% primarily due to higher compensation-related expenses for utility structures. Selling, general, and administrative expenses as a percentage of revenues were 8.4% in the current period, compared to 8.2% in the prior period.
•Operating profit increased 28.4% primarily due to higher volumes and improved profitability in utility structures, partially offset by the expected decline in wind tower volumes.
Unsatisfied Performance Obligations (Backlog)
As of March 31, 2026, the backlog for utility and related structures was $557.6 million compared to $434.9 million and $413.0 million as of December 31, 2025 and March 31, 2025, respectively. We expect to recognize 73% of the unsatisfied performance obligations for utility and related structures during 2026, 17% are expected to be recognized in 2027, with the remainder expected to be recognized through 2029.
The backlog for wind towers as of March 31, 2026 was $600.0 million compared to $627.8 million and $681.1 million as of December 31, 2025 and March 31, 2025, respectively. We expect to recognize 36% of the unsatisfied performance obligations for wind towers during 2026, 59% are expected to be recognized in 2027, with the remainder expected to be recognized in 2028.

Corporate

	Three Months Ended March 31,
	2026	2025	Percent
	(in millions)		Change
Corporate overhead costs	$17.6	$16.1	9.3%

Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025
•Corporate overhead costs increased 9.3% primarily due to higher acquisition and divestiture-related expenses of $1.9 million, compared to $0.8 million for the same period in 2025, and higher compensation-related expenses.

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
Cash Flows
The following table summarizes our cash flows from continuing operations from operating, investing, and financing activities for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Total cash provided (required) by:
Operating activities	$58.1	$(21.1)
Investing activities	(96.9)	(10.4)
Financing activities	(35.0)	(7.3)
Net decrease in cash and cash equivalents from continuing operations	$(73.8)	$(38.8)
Operating Activities from Continuing Operations. Net cash provided by operating activities for the three months ended March 31, 2026 was $58.1 million, compared to $21.1 million of net cash required by operating activities for the three months ended March 31, 2025.
•The changes in current assets and liabilities resulted in a net use of cash of $35.2 million for the three months ended March 31, 2026, compared to a net use of cash of $88.1 million for the three months ended March 31, 2025. The current year activity was primarily driven by an increase in inventory and a decrease in accrued liabilities, partially offset by higher accounts payable.
Investing Activities from Continuing Operations. Net cash required by investing activities for the three months ended March 31, 2026 was $96.9 million, compared to $10.4 million for the three months ended March 31, 2025.
•Capital expenditures for the three months ended March 31, 2026 were $43.5 million, compared to $33.0 million for the same period last year. Full-year capital expenditures are expected to be approximately $215 to $240 million in 2026.
•Proceeds from the sale of property, plant, and equipment totaled $6.6 million for the three months ended March 31, 2026, compared to $5.0 million for the same period in 2025.
•For the three months ended March 31, 2026, cash paid for acquisitions was $60.0 million, compared to cash received from acquisitions of $17.6 million during the same period in 2025.
Financing Activities from Continuing Operations. Net cash required by financing activities during the three months ended March 31, 2026 was $35.0 million, compared to net cash required by financing activities of $7.3 million for the same period in 2025.
•Current year activity was driven by amounts paid to repurchase common stock under the share repurchase program, shares purchased to satisfy employee taxes on vested stock, debt payments, and dividends paid during the period.
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

On August 15, 2024, we entered into Amendment No. 1 to the Credit Agreement to, among other things, (i) increase our revolving credit facility from $600.0 million to $700.0 million, (ii) collateralize the amended revolving credit facility with substantially all of our and our subsidiary guarantors' personal property (with certain exceptions), (iii) make the applicable margin for revolving borrowings, letters of credit and the commitment fee rate be based on our consolidated net leverage ratio (permitting up to $150.0 million of unrestricted cash to be netted from the calculation thereof), (iv) modify the margin for SOFR-based revolving borrowings and letters of credit to range from 1.25% to 2.50% per annum, (v) modify the margin for base rate revolving borrowings to range from 0.25% to 1.50%, (vi) modify the commitment fee that accrues on the unused portion of the revolving credit facility to range from 0.20% to 0.45%, and (vii) modify the maximum permitted leverage ratio to include a net debt concept (permitting up to $150.0 million of unrestricted cash to be netted from the calculation thereof), and to provide that such ratio shall be no greater than 4.00 to 1.00 during the first quarter of 2026, and for each fiscal quarter thereafter (however, this maximum permitted leverage ratio may be increased to 4.50 to 1.00 for up to four fiscal quarters if a material acquisition is entered into). These amendments became effective on October 1, 2024. The amended revolving credit facility's maturity date of August 23, 2028 remains unchanged.
As of March 31, 2026, we had no outstanding loans borrowed under our revolving credit facility, which left $700.0 million available for borrowing.
The interest rates for revolving loans under the Credit Agreement are variable based on the daily simple or term SOFR, plus a 10-basis point credit spread adjustment, or an alternate base rate, in each case plus a margin for borrowing. A commitment fee accrues on the average daily unused portion of the revolving credit facility. The margin for revolving borrowings and commitment fee rate are determined based on the Company’s consolidated total net leverage ratio (as measured by a consolidated funded indebtedness, less the aggregate amount of unrestricted cash up to a maximum amount not to exceed $150.0 million, to consolidated EBITDA ratio). As of March 31, 2026, the margin for borrowing based on SOFR was set at 1.75% and the commitment fee rate was set at 0.30%.
The revolving credit facility portion of the Credit Agreement requires the maintenance of certain ratios related to leverage and interest coverage. As of March 31, 2026, we were in compliance with all such financial covenants. Borrowings under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Company. On October 1, 2024, we collateralized our obligations under the Credit Agreement with substantially all of our and our subsidiary guarantors' personal property (with certain exceptions).
On June 17, 2025, we entered into Amendment No. 2 to the Credit Agreement, which established a new class of term loans, the 2025 Refinancing Term Loan in an aggregate principal amount of $698.3 million. We used the 2025 Refinancing Term Loan's net proceeds, together with cash on hand, to satisfy the outstanding balance under the 2024 Term Loan. The 2025 Refinancing Term Loan requires, among other things, (i) mandatory prepayments from excess cash flow on an annual basis, commencing with the fiscal year ending December 31, 2025, (ii) mandatory prepayments with proceeds of certain asset sales and debt issuances, and (iii) quarterly principal amortization payments in an amount equal to 0.25% of the 2024 Term Loan. The 2025 Refinancing Term Loan has a maturity date of October 1, 2031. The interest rate for the 2025 Refinancing Term Loan is based on SOFR plus 2.00% per year, or an alternate base rate, plus 1.00% per year. If the 2025 Refinancing Term Loan is prepaid in connection with a repricing transaction or we effect any amendment to the Credit Agreement resulting in a repricing transaction, in either case within six months after the initial funding of the 2025 Refinancing Term Loan, there is a 1.0% premium on such prepaid amount or on the amount outstanding at the time such repricing transaction amendment becomes effective. Otherwise, the 2025 Refinancing Term Loan is prepayable at any time without premium or penalty (other than customary SOFR-related breakage costs). The 2025 Refinancing Term Loan is guaranteed by the same subsidiaries of the Company that guarantee our revolving credit facility, and the 2025 Refinancing Term Loan is secured on a pari passu basis with our revolving credit facility. In April 2026, the Company used $83 million of cash proceeds from the sale of the barge business to prepay a portion of the outstanding 2025 Refinancing Term Loan. See Note 2. "Acquisitions and Divestitures" for additional information.

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
Dividends and Repurchase Program
In February 2026, the Company declared a quarterly cash dividend of $0.05 per share that was paid on April 30, 2026.
In December 2024, the Board authorized a $50.0 million share repurchase program effective January 1, 2025 through December 31, 2026 to replace an expiring program of the same amount. During the three months ended March 31, 2026, the Company repurchased 159,595 shares at a cost of $17.5 million. As of March 31, 2026, the Company has approximately $32.5 million available for share repurchases under the current program. See Note 1. "Overview and Summary of Significant Accounting Policies" to the Consolidated Financial Statements.

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
Any forward-looking statement speaks only as of the date on which such statement is made. Arcosa undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. For a discussion of risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see Item 1A, “Risk Factors” in our 2025 Annual Report on Form 10-K and future Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2025 as set forth in our 2025 Annual Report on Form 10-K. The impact of such market risk exposures as a result of foreign exchange rate fluctuations has not been significant to Arcosa.

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

PART II

Item 1. Legal Proceedings
See Note 14. "Commitments and Contingencies" to the Consolidated Financial Statements regarding legal proceedings.

Item 1A. Risk Factors
There have been no material changes in the Company's risk factors from those set forth in our 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended March 31, 2026:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2026 through January 31, 2026	87	$107.95	—	$50,000,000
February 1, 2026 through February 28, 2026	197	$123.08	—	$50,000,000
March 1, 2026 through March 31, 2026	279,006	$107.93	159,595	$32,500,750
Total	279,290	$107.95	159,595	$32,500,750
(1) These columns include the following transactions during the three months ended March 31, 2026: (i) the surrender to the Company of 119,695 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of 159,595 shares of common stock on the open market as part of the stock repurchase program.
(2)     In December 2024, the Board authorized a $50.0 million share repurchase program effective January 1, 2025 through December 31, 2026 to replace an expiring program of the same amount. During the three months ended March 31, 2026, the Company repurchased 159,595 shares of common stock on the open market at a cost of $17.5 million as part of the stock repurchase program. As of March 31, 2026, the Company has approximately $32.5 million available for share repurchases under the current program.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information
During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

NO.	DESCRIPTION
2.1	Stock Purchase Agreement by and among Arcosa, Inc., as the Seller, Arcosa Marine Products, Inc., as the Company, and ACMP Buyer, LLC, as the Buyer dated as of February 24, 2026 (filed herewith).
3.1	Restated Certificate of Incorporation of Arcosa, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 filed on October 31, 2018, File No. 333-228098).
3.2	Amended and Restated Bylaws of Arcosa, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed December 12, 2022, File No. 001-38494).
4.1	Third Supplemental Indenture dated as of April 1, 2026 between Arcosa, Inc. and Computershare Trust Company, N.A. (filed herewith).
4.2	Ninth Supplemental Indenture dated as of April 1, 2026 between Arcosa, Inc. and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association (filed herewith).
10.1*	Arcosa, Inc. Amended and Restated Change in Control Severance Plan, dated February 24, 2026 (filed herewith).
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
95	Mine Safety Disclosure Exhibit (filed herewith).
101.INS	Inline XBRL Instance Document (filed electronically herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contracts and compensatory plan arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arcosa, Inc.
(Registrant)

May 1, 2026	By:	/s/ Gail M. Peck
Gail M. Peck
Chief Financial Officer