Form 10-Q
period 2026-06-30
Arcosa, Inc.
filed 2026-08-05
CIK 1739445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At July 15, 2026, the number of shares of common stock outstanding was 49,106,809.

ARCOSA, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Arcosa, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Revenues	$658.7	$647.5	$1,230.4	$1,195.1
Cost of revenues	503.0	497.2	953.8	936.9
Gross profit	155.7	150.3	276.6	258.2

Selling, general, and administrative expenses	89.1	70.0	164.9	141.0
Other operating income	(17.7)	(1.7)	(19.7)	(5.8)
Operating profit	84.3	82.0	131.4	123.0

Interest expense	23.1	28.5	47.1	56.8
Interest income	(3.7)	(1.3)	(5.3)	(3.1)
Other nonoperating (income) expense	2.6	(2.2)	2.7	(2.1)
Income from continuing operations before income taxes	62.3	57.0	86.9	71.4

Provision for income taxes	11.4	6.5	12.7	9.3
Income from continuing operations	50.9	50.5	74.2	62.1
Income from discontinued operations, net of income taxes	277.6	9.2	292.1	21.2

Net income	$328.5	$59.7	$366.3	$83.3

Net income per common share:
Basic from continuing operations	$1.03	$1.03	$1.51	$1.27
Basic from discontinued operations	$5.65	$0.19	$5.94	$0.43
Total basic	$6.68	$1.22	$7.45	$1.70

Diluted from continuing operations	$1.03	$1.03	$1.51	$1.27
Diluted from discontinued operations	$5.64	$0.19	$5.92	$0.43
Total diluted	$6.67	$1.22	$7.43	$1.70
Weighted average number of shares outstanding:
Basic	49.1	48.9	49.1	48.8
Diluted	49.2	49.0	49.2	48.9
Dividends declared per common share	$0.05	$0.05	$0.10	$0.10

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Net income	$328.5	$59.7	$366.3	$83.3
Other comprehensive income (loss):
Currency translation adjustment:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.1, ($0.2), $0.1, and ($0.2)	(0.3)	0.9	(0.7)	0.9
	(0.3)	0.9	(0.7)	0.9
Comprehensive income	$328.2	$60.6	$365.6	$84.2

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(unaudited)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$432.1	$214.6
Receivables, net of allowance	559.0	412.6
Inventories:
Raw materials and supplies	131.4	118.4
Work in process	21.9	15.8
Finished goods	210.9	201.7
	364.2	335.9
Current assets of discontinued operations	—	93.7
Other	55.6	49.7
Total current assets	1,410.9	1,106.5

Property, plant, and equipment, net	2,097.9	2,045.3
Goodwill	1,348.2	1,329.0
Intangibles, net	312.5	310.8
Deferred income taxes	7.3	7.2
Non-current assets of discontinued operations	—	74.2
Other assets	125.1	112.2
	$5,301.9	$4,985.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$223.5	$213.3
Accrued liabilities	191.7	169.7
Advance billings	29.4	25.9
Current liabilities of discontinued operations	—	86.3
Current portion of long-term debt	7.7	8.5
Total current liabilities	452.3	503.7

Debt	1,429.0	1,514.3
Deferred income taxes	330.5	230.8
Non-current liabilities of discontinued operations	—	2.9
Other liabilities	106.8	92.1
	2,318.6	2,343.8
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock – 200.0 shares authorized	0.5	0.5
Capital in excess of par value	1,691.2	1,710.0
Retained earnings	1,308.7	947.3
Accumulated other comprehensive loss	(17.1)	(16.4)
	2,983.3	2,641.4
	$5,301.9	$4,985.2

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2026	2025

	(in millions)
Operating activities:
Net income	$366.3	$83.3
Income from discontinued operations, net of income taxes	292.1	21.2
Income from continuing operations	74.2	62.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	111.5	105.9
Stock-based compensation expense	12.3	12.8
Gain on disposition of assets and sale of businesses	(19.7)	(5.8)
Provision for deferred income taxes	20.8	9.1
(Increase) decrease in other assets	0.6	2.0
Increase (decrease) in other liabilities	0.3	(3.5)
Other	(0.3)	(2.0)
Changes in current assets and liabilities:
(Increase) decrease in receivables	(140.1)	(130.6)
(Increase) decrease in inventories	(22.6)	(37.1)
(Increase) decrease in other current assets	(5.8)	13.5
Increase (decrease) in accounts payable	9.1	63.8
Increase (decrease) in advance billings	3.5	(63.8)
Increase (decrease) in accrued liabilities	(10.4)	(9.5)
Net cash provided by operating activities - continuing operations	33.4	16.9
Net cash provided by operating activities - discontinued operations	27.3	43.6
Net cash provided by operating activities	60.7	60.5
Investing activities:
Proceeds from disposition of assets	39.1	10.8
Capital expenditures	(102.3)	(60.0)
Cash (paid) received for acquisitions	(84.7)	17.6
Net cash required by investing activities - continuing operations	(147.9)	(31.6)
Net cash provided (required) by investing activities - discontinued operations	428.5	(1.8)
Net cash provided (required) by investing activities	280.6	(33.4)
Financing activities:
Payments to retire debt	(87.6)	(6.6)
Shares repurchased	(17.5)	—
Dividends paid to common stockholders	(4.9)	(5.0)
Purchase of shares to satisfy employee tax on vested stock	(13.8)	(12.4)
Debt issuance costs	—	(0.7)
Net cash required by financing activities - continuing operations	(123.8)	(24.7)
Net increase in cash and cash equivalents	217.5	2.4
Cash and cash equivalents at beginning of period	214.6	187.3
Cash and cash equivalents at end of period	$432.1	$189.7

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at March 31, 2025	48.8	$0.5	$1,703.3	$770.0	$(17.7)	—	$(1.6)	$2,454.5
Net income	—	—	—	59.7	—	—	—	59.7
Other comprehensive income	—	—	—	—	0.9	—	—	0.9
Cash dividends on common stock	—	—	—	(2.5)	—	—	—	(2.5)
Restricted shares, net	0.4	—	6.7	—	—	(0.1)	(11.0)	(4.3)
Retirement of treasury stock	(0.1)	—	(12.6)	—	—	0.1	12.6	—
Balances at June 30, 2025	49.1	$0.5	$1,697.4	$827.2	$(16.8)	—	$—	$2,508.3

Balances at March 31, 2026	49.4	$0.5	$1,716.5	$982.7	$(16.8)	(0.3)	$(30.2)	$2,652.7
Net income	—	—	—	328.5	—	—	—	328.5
Other comprehensive loss	—	—	—	—	(0.3)	—	—	(0.3)
Cash dividends on common stock	—	—	—	(2.5)	—	—	—	(2.5)
Restricted shares, net	—	—	6.4	—	—	—	(1.5)	4.9
Retirement of treasury stock	(0.3)	—	(31.7)	—	—	0.3	31.7	—
Balances at June 30, 2026	49.1	$0.5	$1,691.2	$1,308.7	$(17.1)	—	$—	$2,983.3

Balances at December 31, 2024	48.8	$0.5	$1,696.5	$748.9	$(17.7)	—	$—	$2,428.2
Net income	—	—	—	83.3	—	—	—	83.3
Other comprehensive income	—	—	—	—	0.9	—	—	0.9
Cash dividends on common stock	—	—	—	(5.0)	—	—	—	(5.0)
Restricted shares, net	0.4	—	13.5	—	—	(0.1)	(12.6)	0.9
Retirement of treasury stock	(0.1)	—	(12.6)	—	—	0.1	12.6	—
Balances at June 30, 2025	49.1	$0.5	$1,697.4	$827.2	$(16.8)	—	$—	$2,508.3

Balances at December 31, 2025	49.0	$0.5	$1,710.0	$947.3	$(16.4)	—	$—	$2,641.4
Net income	—	—	—	366.3	—	—	—	366.3
Other comprehensive loss	—	—	—	—	(0.7)	—	—	(0.7)
Cash dividends on common stock	—	—	—	(4.9)	—	—	—	(4.9)
Restricted shares, net	0.4	—	12.9	—	—	(0.1)	(14.2)	(1.3)
Shares repurchased	—	—	—	—	—	(0.2)	(17.5)	(17.5)
Retirement of treasury stock	(0.3)	—	(31.7)	—	—	0.3	31.7	—
Balances at June 30, 2026	49.1	$0.5	$1,691.2	$1,308.7	$(17.1)	—	$—	$2,983.3

See accompanying Notes to Consolidated Financial Statements.

Arcosa, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1. Overview and Summary of Significant Accounting Policies
Basis of Presentation
Arcosa, Inc. and its consolidated subsidiaries (“Arcosa,” the “Company,” “we,” or “our”), headquartered in Dallas, Texas, is a provider of infrastructure-related products and solutions with leading positions in construction materials and engineered structures markets in North America. Arcosa is a Delaware corporation and was incorporated in 2018.
On April 1, 2026, the Company completed the previously announced sale of its barge business, which was the only business included in the Transportation Products segment. We have concluded that the sale represented a strategic shift with a major effect on the Company's operations and financial results. Accordingly, the results of operations and cash flows for the three and six months ended June 30, 2026 have been classified as discontinued operations. Results of prior periods have been recast to reflect these changes and present results on a comparable basis. Since there are no remaining operations, the Transportation Products segment is no longer presented as a reportable segment. Unless indicated otherwise, the information in the Notes to the Consolidated Financial Statements relates to the Company's continuing operations. See further discussion in Note 2. "Acquisitions and Divestitures."
The accompanying Consolidated Financial Statements are unaudited and have been prepared from the books and records of Arcosa, Inc. and its consolidated subsidiaries. All normal and recurring adjustments necessary for a fair presentation of the financial position of the Company and the results of operations, comprehensive income/loss, and cash flows have been made in conformity with accounting principles generally accepted in the U.S. (“GAAP”). All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, the financial condition and results of operations for the three and six months ended June 30, 2026 may not be indicative of Arcosa's expected business, financial condition, and results of operations for the year ending December 31, 2026.
These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited Consolidated Financial Statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2025.
Merger Agreement
On June 21, 2026, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, CRH Americas, Inc., a Delaware corporation ("CRH"), and Neon Merger Sub, Inc., a Delaware Corporation and a wholly owned subsidiary of CRH ("Merger Sub"). Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of CRH. Per the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger ("Effective Time"), each share of Company common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive $150.00 in cash, without interest and subject to applicable withholding taxes (the “Merger Consideration”).
Pursuant to the Merger Agreement, at the Effective Time, outstanding restricted stock and restricted stock unit awards granted prior to the date of the Merger Agreement will become vested and be settled for cash, without interest, in an amount equal to the Merger Consideration, payable per share, plus any accrued and unpaid dividend equivalents, less applicable withholding taxes. The number of shares of Company common stock subject to outstanding performance-based awards will be settled based on the greater of target performance or actual performance achieved prior to the Effective Time, as determined by the Company's Board of Directors (the "Board") (or an appropriate committee of the Board).

The consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, set forth in the Merger Agreement, including, among other things: (i) the approval of the holders of a majority of the voting power represented by the outstanding shares of Company common stock entitled to vote thereon (the “Company Stockholder Approval”); (ii) the absence of any law, injunction or order (whether temporary, preliminary or permanent) by any governmental entity that has the effect of restraining, enjoining or otherwise prohibiting the Merger; (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and; the receipt or waiver of specified regulatory approvals in the required jurisdictions outside the United States; (iv) other customary conditions specified in the Merger Agreement, including (a) each party’s representations and warranties being true and correct, subject to certain customary qualifications, (b) each party’s compliance with or performance of, in all material respects, its obligations under the Merger Agreement and (c) the absence of a material adverse effect with respect to the Company. The transaction is not subject to financing conditions. Subject to such conditions, the Company expects to consummate the Merger in the first quarter of 2027.
The Merger Agreement contains certain termination rights for both the Company and CRH, including, among others, the right of (i) either party to terminate the Merger Agreement if the Merger is not consummated by June 21, 2027 (subject to up to a six month extension if certain closing conditions have not been satisfied or waived), (ii) the Company, prior to receiving the Company Stockholder Approval, to terminate the Merger Agreement in order to enter into a definitive acquisition agreement providing for a Superior Proposal (as defined in the Merger Agreement) and (iii) CRH, prior to receiving the Company Stockholder Approval, to terminate the Merger Agreement if a Change in Recommendation has occurred (as defined in the Merger Agreement). The Merger Agreement provides for the payment of termination fees under specified circumstances. Under certain circumstances, CRH may be required to pay the Company a termination fee of approximately $372.0 million, and the Company may be required to pay CRH a termination fee of approximately $260.4 million. The Company has incurred and will incur certain costs relating to the proposed Merger, such as financial advisory, legal, and other professional service fees.
Stockholders' Equity
In December 2024, the Board authorized a $50.0 million share repurchase program effective January 1, 2025 through December 31, 2026 to replace an expiring program of the same amount. During the three months ended June 30, 2026, the Company did not repurchase any shares. During the six months ended June 30, 2026, the Company repurchased 159,595 shares at a cost of $17.5 million. As of June 30, 2026, the Company has approximately $32.5 million available for share repurchases under the current program.
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
Engineered Structures
Within the Engineered Structures segment, revenue is recognized for wind towers and certain utility structures over time as the products are manufactured using an input approach based on the costs incurred relative to the total estimated costs of production. We recognize revenue over time for these products as they are highly customized to the needs of an individual customer resulting in no alternative use to the Company if not purchased by the customer after the contract is executed. In addition, we have the right to bill the customer for our work performed to date plus at least a reasonable profit margin for work performed. As of June 30, 2026, we had a contract asset of $93.7 million related to these contracts, compared to $65.1 million as of December 31, 2025, which is included in receivables, net of allowance, within the Consolidated Balance Sheets. The increase in the contract asset is attributed to higher volumes and the timing of deliveries of finished structures to customers during the period. For all other products, revenue is recognized when the customer has accepted the product and legal title of the product has passed to the customer.

Revenues
Total revenues for the Company's reportable segments are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
			(in millions)
Aggregates	$191.5	$194.0	$366.0	$359.3
Specialty materials and asphalt	134.2	133.3	204.6	206.5
Aggregates intrasegment sales	(12.8)	(10.3)	(17.3)	(14.4)
Total Construction materials	312.9	317.0	553.3	551.4
Construction site support	44.1	37.5	80.0	65.9
Construction Products	357.0	354.5	633.3	617.3

Utility and related structures	230.6	205.2	456.0	401.0
Wind towers	71.1	87.8	141.1	176.8
Engineered Structures	301.7	293.0	597.1	577.8

Consolidated Total	$658.7	$647.5	$1,230.4	$1,195.1
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of June 30, 2026:

Unsatisfied performance obligations as of June 30, 2026
Total Amount
(in millions)
Engineered Structures:
Utility and related structures	$648.1
Wind towers	$537.4

For our utility and related structures business, 71% of the unsatisfied performance obligations are expected to be recognized during 2026, 20% are expected to be recognized in 2027, with the remainder expected to be recognized through 2029. For our wind towers business, 28% of the unsatisfied performance obligations are expected to be recognized during 2026, 66% are expected to be recognized in 2027, with the remainder expected to be recognized in 2028.
Advance Billings
Advance billings represent cash collected from customers prior to the satisfaction of the related performance obligations and are separately presented on the Consolidated Balance Sheets. For the three and six months ended June 30, 2026, the Company recognized as revenue approximately $8.8 million and $16.1 million, respectively, of the advance billings balance outstanding at the beginning of the year. For the three and six months ended June 30, 2025, the Company recognized as revenue approximately $23.1 million and $69.8 million, respectively, of the advance billings balance outstanding at the beginning of the year.
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
Financial Instruments
The Company considers all highly liquid debt instruments to be cash and cash equivalents if purchased with a maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and receivables. The Company places its cash investments in bank deposits and highly-rated money market funds, and its investment policy limits the amount of credit exposure to any one commercial issuer. We seek to limit concentration of credit risk with respect to the Company's receivables with control procedures that monitor the credit worthiness of customers, together with the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance based upon the expected credit losses. Receivable balances determined to be uncollectible are charged against the allowance. To accelerate the conversion to cash, the Company may sell a portion of its trade receivables to third parties. The Company has no recourse to these receivables once they are sold but may have continuing involvement related to servicing and collection activities. The impact of these transactions in the Company's Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025 was not significant. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.
Recent Accounting Pronouncements
Recently issued accounting pronouncements not adopted as of June 30, 2026
In November 2024, the FASB issued Accounting Standards Update No. 2024-03. "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"), which requires public business entities to disclose additional information about certain key expense categories within major income statement captions in the notes to consolidated financial statements. These enhanced disclosures are expected to help investors more effectively understand an entity's performance, assess its prospects for future cash flows, and compare an entity's performance over time and with that of other entities. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its Consolidated Financial Statements.
Reclassifications
Certain prior year balances have been reclassified in the Consolidated Financial Statements and accompanying notes to the Consolidated Financial Statements to conform with the current year presentation.
Note 2. Acquisitions and Divestitures
2026 Acquisitions
During the six months ended June 30, 2026, the Company completed three acquisitions within our Construction Products segment, including two recycled aggregates businesses based in New Jersey and Colorado, respectively, and one natural aggregates business based in Florida, for a total purchase price of $84.9 million. The acquisitions were recorded as business combinations and preliminary valuation estimates resulted in the recognition of, among other assets and liabilities, $49.3 million of mineral reserves, $19.2 million of goodwill, and $14.0 million of intangible assets in our Construction Products segment.
2025 Acquisitions
There were no acquisitions completed during the three and six months ended June 30, 2025.

2026 Divestitures - Discontinued Operations
On April 1, 2026, the Company completed the sale of its barge business to an affiliate of Wynnchurch Capital, L.P., for $450 million. Net cash proceeds received at closing were approximately $429.9 million after transaction closing costs, and $10 million in escrow recorded as a current receivable. The sale resulted in a pre-tax gain of $359.7 million, which is presented within income from discontinued operations, net of income taxes on the Consolidated Statements of Operations. The barge business, historically presented within the Transportation Products segment, is a leading manufacturer of inland barges, fiberglass barge covers, winches, and marine hardware with operations located along the U.S. inland river systems. The Company is performing routine services under a transition services agreement and will have no other continuing involvement with the divested business. We have concluded that the sale represented a strategic shift with a major effect on the Company's operations and financial results. Accordingly, results of operations and cash flows for the three and six months ended June 30, 2026 have been classified as discontinued operations. Results of prior periods have been recast to reflect these changes and present results on a comparable basis. In April 2026, the Company used $83.0 million of the cash proceeds to prepay a portion of the outstanding 2025 Refinancing Term Loan. See Note 7. "Debt" for additional information.
The following table summarizes the major line items for the barge business that are included in income from discontinued operations, net of income taxes, on the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Revenues	$—	$89.4	$91.6	$173.8
Cost of revenues	—	73.6	71.2	140.4
Gross profit	—	15.8	20.4	33.4
Selling, general, and administrative expenses	—	3.0	3.3	5.8
Gain on sale of discontinued operations	(359.7)	—	(359.7)	—
Income from discontinued operations before income taxes	359.7	12.8	376.8	27.6
Provision for income taxes	82.1	3.6	84.7	6.4
Income from discontinued operations, net of income taxes	$277.6	$9.2	$292.1	$21.2
The following table summarizes the assets and liabilities of the barge business which have been classified as discontinued operations on the Consolidated Balance Sheets:

December 31, 2025

(in millions)
Receivables, net	$5.1
Inventory, net	88.3
Other current assets	0.3
Property, plant, and equipment, net	52.5
Goodwill	19.9
Other non-current assets	1.8
Total assets of discontinued operations	$167.9

Accounts payable	$46.0
Accrued liabilities	9.2
Advance billings	31.1
Other non-current liabilities	2.9
Total liabilities of discontinued operations	$89.2

2025 Divestitures
There were no divestitures completed during the three and six months ended June 30, 2025.

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of June 30, 2026
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
The financial information for these segments is shown in the tables below. We operate principally in North America.
Three Months Ended June 30, 2026

	Construction Products	Engineered Structures	Corporate	Consolidated
	(in millions)
Revenues	$357.0	$301.7	$—	$658.7
Operating Costs
Cost of revenues	276.2	226.8	—	503.0
Selling, general, and administrative	33.1	25.4	30.6	89.1
Other operating (income) expense	(7.4)	(12.5)	2.2	(17.7)
Operating profit (loss)	$55.1	$62.0	$(32.8)	$84.3

Depreciation, depletion, and amortization	$45.2	$12.4	$0.4	$58.0
Capital Expenditures	$37.1	$21.5	$0.2	$58.8
Three Months Ended June 30, 2025

	Construction Products	Engineered Structures	Corporate	Consolidated
	(in millions)
Revenues	$354.5	$293.0	$—	$647.5
Operating Costs
Cost of revenues	270.1	227.1	—	497.2
Selling, general, and administrative	30.3	23.5	16.2	70.0
Other operating (income) expense	(4.5)	—	2.8	(1.7)
Operating profit (loss)	$58.6	$42.4	$(19.0)	$82.0

Depreciation, depletion, and amortization	$41.8	$12.0	$0.4	$54.2
Capital Expenditures	$18.6	$8.0	$0.4	$27.0

Six Months Ended June 30, 2026

	Construction Products	Engineered Structures	Corporate	Consolidated
	(in millions)
Revenues	$633.3	$597.1	$—	$1,230.4
Operating Costs
Cost of revenues	506.6	447.2	—	953.8
Selling, general, and administrative	66.6	50.1	48.2	164.9
Other operating (income) expense	(9.9)	(12.0)	2.2	(19.7)
Operating profit (loss)	$70.0	$111.8	$(50.4)	$131.4

Depreciation, depletion, and amortization	$85.6	$25.0	$0.9	$111.5
Capital Expenditures	$69.0	$32.6	$0.7	$102.3

Six Months Ended June 30, 2025

	Construction Products	Engineered Structures	Corporate	Consolidated
	(in millions)
Revenues	$617.3	$577.8	$—	$1,195.1
Operating Costs
Cost of revenues	487.2	449.7	—	936.9
Selling, general, and administrative	61.5	46.9	32.6	141.0
Other operating (income) expense	(8.3)	—	2.5	(5.8)
Operating profit (loss)	$76.9	$81.2	$(35.1)	$123.0

Depreciation, depletion, and amortization	$80.4	$24.7	$0.8	$105.9
Capital Expenditures	$43.0	$15.6	$1.4	$60.0
Total assets for the Company's reportable segments are shown in the table below:

	June 30, 2026	December 31, 2025
	(in millions)
Construction Products	$3,442.1	$3,281.9
Engineered Structures	1,331.4	1,245.2
Corporate	528.4	290.2
Assets of discontinued operations(1)	—	167.9
Total assets	$5,301.9	$4,985.2
(1) Included in current and/or non-current assets of discontinued operations on the Consolidated Balance Sheets.

Note 5. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(in millions)
Land	$182.4	$194.8
Mineral reserves	1,161.8	1,114.7
Buildings and improvements	366.7	349.9
Machinery and other	1,289.1	1,210.2
Construction in progress	138.6	136.2
	3,138.6	3,005.8
Less accumulated depreciation and depletion	(1,040.7)	(960.5)
	$2,097.9	$2,045.3
During the three and six months ended June 30, 2026, the Company recognized gains on the disposition of property, plant, and equipment of $19.9 million and $21.9 million, respectively. During the three and six months ended June 30, 2025, the Company recognized gains on the disposition of property, plant, and equipment of $4.5 million and $8.3 million, respectively. These gains primarily related to the sale of land and equipment. The gains on disposition of property, plant, and equipment are included in other operating income on the Consolidated Statements of Operations.

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill by segment is as follows:

	June 30, 2026	December 31, 2025
	(in millions)
Construction Products	$868.0	$848.8
Engineered Structures	480.2	480.2
	$1,348.2	$1,329.0
The increase in Construction Products goodwill during the six months ended June 30, 2026 is due to the acquisitions completed during the period. See Note 2. "Acquisitions and Divestitures" for additional information.
Intangible Assets
Intangibles, net consisted of the following:

	June 30, 2026	December 31, 2025
	(in millions)
Intangibles with indefinite lives - Trademarks	$43.8	$43.8

Intangibles with definite lives:
Customer relationships	160.0	167.1
Permits	189.9	178.1
Other	44.4	45.5
	394.3	390.7
Less accumulated amortization	(125.6)	(123.7)
	268.7	267.0
Intangible assets, net	$312.5	$310.8

Note 7. Debt
The following table summarizes the components of debt as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

	(in millions)
Revolving credit facility	$—	$—
Term Loan	450.0	536.5
2021 Senior Notes - 4.375% due April 2029	400.0	400.0
2024 Senior Notes - 6.875% due August 2032	600.0	600.0
Finance leases (see Note 8. "Leases")	0.8	1.9
	1,450.8	1,538.4
Less: unamortized debt issuance costs	(14.1)	(15.6)
Total debt	$1,436.7	$1,522.8
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
As of June 30, 2026, we had no outstanding loans borrowed under our revolving credit facility.
The interest rates for revolving loans under the Credit Agreement are variable based on the daily simple or term SOFR, plus a 10-basis point credit spread adjustment, or an alternate base rate, in each case plus a margin for borrowing. A commitment fee accrues on the average daily unused portion of the revolving credit facility. The margin for revolving borrowings and commitment fee rate are determined based on the Company’s consolidated total net leverage ratio (as measured by a consolidated funded indebtedness, less the aggregate amount of unrestricted cash up to a maximum amount not to exceed $150.0 million, to consolidated EBITDA ratio). As of June 30, 2026, the margin for borrowing based on SOFR was set at 1.75% and the commitment fee rate was set at 0.30%.
The revolving credit facility portion of the Credit Agreement requires the maintenance of certain ratios related to leverage and interest coverage. As of June 30, 2026, we were in compliance with all such financial covenants. Borrowings under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Company. On October 1, 2024, we collateralized our obligations under the Credit Agreement with substantially all of our and our subsidiary guarantors' personal property (with certain exceptions).
The carrying value of revolving borrowings under the Credit Agreement approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input). See Note 3. "Fair Value Accounting."
As of June 30, 2026, total unamortized debt issuance costs related to the prior and amended revolving credit facilities were $2.2 million. These costs are included in other assets on the Consolidated Balance Sheet and are amortized into interest expense over the term of the Credit Agreement.

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
The estimated fair values of the 2024 Notes and 2021 Notes as of June 30, 2026 were $626.7 million and $393.6 million, respectively, based on quoted market prices in a market with little activity (Level 2 input).
The remaining principal payments under existing debt agreements as of June 30, 2026 are as follows:

	2026	2027	2028	2029	2030	Thereafter

	(in millions)
Term Loan	$3.5	$7.0	$7.0	$7.0	$7.0	$418.5
2021 Senior Notes - 4.375% due April 2029	—	—	—	400.0	—	—
2024 Senior Notes - 6.875% due August 2032	—	—	—	—	—	600.0

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
Future minimum lease payments for operating and finance lease obligations as of June 30, 2026 consisted of the following:

	Operating Leases	Finance Leases
	(in millions)
2026 (remaining)	$5.5	$0.4
2027	9.4	0.4
2028	8.0	0.1
2029	7.4	—
2030	6.1	—
Thereafter	53.0	—
Total undiscounted future minimum lease obligations	89.4	0.9
Less imputed interest	(17.2)	(0.1)
Present value of net minimum lease obligations	$72.2	$0.8
The following table summarizes our operating and finance leases and their classification within the Consolidated Balance Sheet:

	June 30, 2026	December 31, 2025

	(in millions)
Assets
Operating - Other assets	$73.5	$57.8
Finance - Property, plant, and equipment, net	1.5	7.0
Total lease assets	75.0	64.8

Liabilities
Current
Operating - Accrued liabilities	8.3	7.5
Finance - Current portion of long-term debt	0.7	1.5
Non-current
Operating - Other liabilities	63.9	50.8
Finance - Debt	0.1	0.4
Total lease liabilities	$73.0	$60.2

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

Our effective tax rates from continuing operations of 18.3% and 14.6% for the three and six months ended June 30, 2026, respectively, differed from the U.S. federal statutory rate of 21.0% due to Advanced Manufacturing Production ("AMP") tax credits, state income taxes, statutory depletion deductions, compensation-related items, and other foreign adjustments. Our effective tax rates from continuing operations of 11.4% and 13.0% for the three and six months ended June 30, 2025, respectively, differed from the U.S. federal statutory rate of 21.0% due to AMP tax credits, state income taxes, statutory depletion deductions, compensation-related items, and other foreign adjustments.

Note 10. Employee Retirement Plans
Total employee retirement plan expense, which includes related administrative expenses, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Defined contribution plans	$4.0	$4.0	$8.0	$7.8
Multiemployer plans	0.8	0.8	1.3	1.3
	$4.8	$4.8	$9.3	$9.1
The Company contributes to various multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain union-represented employees at one of the facilities in our Engineered Structures segment and four of the facilities in our Construction Products segment. The Company contributed $0.8 million and $1.3 million to the multiemployer plans for the three and six months ended June 30, 2026 and 2025. Total contributions to these plans for 2026 are expected to be approximately $2.7 million.

Note 11. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the six months ended June 30, 2026 and 2025 are as follows:

	Currency translation adjustments	Accumulated other comprehensive loss

	(in millions)
Balances at December 31, 2024	$(17.7)	$(17.7)
Other comprehensive income (loss), net of tax, before reclassifications	0.9	0.9
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0 and $0.0	—	—
Other comprehensive income (loss)	0.9	0.9
Balances at June 30, 2025	$(16.8)	$(16.8)

Balances at December 31, 2025	$(16.4)	$(16.4)
Other comprehensive income (loss), net of tax, before reclassifications	(0.7)	(0.7)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $0.0 and $0.0	—	—
Other comprehensive income (loss)	(0.7)	(0.7)
Balances at June 30, 2026	$(17.1)	$(17.1)

Note 12. Stock-Based Compensation
Stock-based compensation totaled approximately $6.0 million and $12.3 million for the three and six months ended June 30, 2026, respectively. Stock-based compensation totaled approximately $6.4 million and $12.8 million for the three and six months ended June 30, 2025, respectively.

Note 13. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income remaining after allocation to participating unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted earnings per common share includes the weighted average net impact of nonparticipating unvested restricted shares. Total weighted average restricted shares were 0.7 million and 0.8 million for the three and six months ended June 30, 2026, respectively. Total weighted average restricted shares were 1.1 million for the three and six months ended June 30, 2025.
The computation of basic and diluted earnings per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions, except per share amounts)
Net income from continuing operations	$50.9	$50.5	$74.2	$62.1
Unvested restricted share participation	(0.1)	(0.1)	(0.1)	(0.1)
Net income from continuing operations - basic and diluted	$50.8	$50.4	$74.1	$62.0

Net income from discontinued operations	$277.6	$9.2	$292.1	$21.2
Unvested restricted share participation	(0.4)	—	(0.5)	(0.1)
Net income from discontinued operations - basic and diluted	$277.2	$9.2	$291.6	$21.1

Net income	$328.5	$59.7	$366.3	$83.3
Unvested restricted share participation	(0.5)	(0.1)	(0.6)	(0.2)
Net income - basic and diluted	$328.0	$59.6	$365.7	$83.1

Weighted-average number of shares outstanding - basic	49.1	48.9	49.1	48.8
Effect of dilutive securities:
Nonparticipating unvested restricted shares	0.1	0.1	0.1	0.1
Weighted-average number of shares outstanding - diluted	49.2	49.0	49.2	48.9

Net income per common share:
Basic from continuing operations	$1.03	$1.03	$1.51	$1.27
Basic from discontinued operations	$5.65	$0.19	$5.94	$0.43
Net income per common share - basic	$6.68	$1.22	$7.45	$1.70

Diluted from continuing operations	$1.03	$1.03	$1.51	$1.27
Diluted from discontinued operations	$5.64	$0.19	$5.92	$0.43
Net income per common share - diluted	$6.67	$1.22	$7.43	$1.70

Note 14. Commitments and Contingencies
The Company is involved in claims and lawsuits incidental to our business arising from various matters including commercial disputes, alleged product defect and/or warranty claims, intellectual property matters, personal injury claims, environmental issues, employment and/or workplace-related matters, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when probable losses can be reasonably estimated. At June 30, 2026, we currently do not believe that a loss is probable, therefore no accrual has been included in the accompanying Consolidated Financial Statements.
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
Other commitments
In the normal course of business, at June 30, 2026, the Company was contingently liable for $223.7 million in surety bonds, which guarantee the Company's own performance and are required by certain states and municipalities and their related agencies. The Company has indemnified the underwriting insurance companies against any exposure under the surety bonds. The Company is not aware of any circumstances that would result in material claims against these bonds.

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

Company Overview
Arcosa, headquartered in Dallas, Texas, is a provider of infrastructure-related products and solutions with leading positions in construction materials and engineered structures markets in North America. Arcosa is a Delaware corporation and was incorporated in 2018.
Market Outlook
•Within our Construction Products segment, market demand remains healthy overall when seasonal weather conditions have been normal, supported by infrastructure spending and private non-residential activity. The outlook for single-family residential housing continues to be impacted by higher interest rates and home affordability, which has negatively impacted volumes.
•Within our Engineered Structures segment, our backlog for utility and related structures as of June 30, 2026 was $648.1 million, up 49% year to date, and provides strong production visibility for the remainder of 2026. In utility structures, order and inquiry activity continues to be very healthy, as customers remain focused on grid hardening and reliability initiatives, along with increasing demand for electricity stemming from AI-driven projects. Due to increased demand, we have converted an idled wind tower facility to utility structures, which began delivering utility poles in the second quarter. Additionally, we plan to convert one of our existing wind tower facilities to utility structures in 2027.
•For our wind towers business, market demand has historically been impacted by the level of federal tax credits available. The One Big Beautiful Bill Act ("OBBBA"), which was enacted on July 4, 2025, terminates the AMP tax credit for wind towers sold after 2027. Also, under the OBBBA, wind farm projects that began construction after July 4, 2026, and are not placed in service before the end of 2027, will not be eligible for the Production Tax Credit ("PTC"). Notwithstanding these developments, we remain confident that further investment in wind energy is needed to meet the load growth demands in the U.S. As of June 30, 2026, our backlog for wind towers was $537.4 million and we expect to recognize 28% during the remainder of 2026.

Executive Overview
Recent Developments
On June 21, 2026, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, CRH Americas, Inc., a Delaware corporation ("CRH"), and Neon Merger Sub, Inc., a Delaware Corporation and a wholly owned subsidiary of CRH ("Merger Sub"). Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of CRH. On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger ("Effective Time"), each share of Company common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive $150.00 in cash, without interest and subject to applicable withholding taxes (the “Merger Consideration”).
The consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, set forth in the Merger Agreement, among other things, including approval by the Company's stockholders and the receipt of required regulatory approvals. If the Merger is consummated, the Company's common stock will be delisted from the New York Stock Exchange and NYSE Texas and deregistered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The transaction is expected to close in the first quarter of 2027. See Note 1. "Overview and Summary of Significant Accounting Policies" to the Consolidated Financial Statements for additional information about the Merger.
On April 1, 2026, the Company completed the sale of its barge business to an affiliate of Wynnchurch Capital, L.P., for $450 million. Net cash proceeds received at closing were approximately $429.9 million, along with a receivable of $10 million related to escrow, after transaction closing costs. In April 2026, the Company used $83.0 million of the cash proceeds to prepay a portion of the outstanding 2025 Refinancing Term Loan. The sale resulted in a pre-tax gain of $359.7 million, which is presented within income from discontinued operations, net of income taxes on the Consolidated Statements of Operations. Previously reported in the Transportation Products segment, the barge business is a leading manufacturer of inland barges, fiberglass barge covers, winches, and marine hardware located along the U.S. inland river systems. The results of operations and cash flows for the three and six months ended June 30, 2026 have been classified as discontinued operations. Results of prior periods have been recast to reflect these changes and present results on a comparable basis. Since there are no remaining operations, the Transportation Products segment is no longer presented as a reportable segment. Unless indicated otherwise, the information in MD&A relates to the Company's continuing operations.
Financial Operations and Highlights
•Revenues for the three and six months ended June 30, 2026 increased by 1.7% and 3.0% to $658.7 million and $1,230.4 million, respectively, from the same periods in 2025.
•Operating profit for the three and six months ended June 30, 2026 increased by $2.3 million and $8.4 million, respectively, to $84.3 million and $131.4 million, respectively, compared to the same periods in 2025.
•Selling, general, and administrative expenses increased by 27.3% and 17.0% for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year, driven by higher acquisition and divestiture-related expenses, including those related to the proposed Merger, and compensation-related costs. As a percentage of revenues, selling, general, and administrative expenses were 13.5% and 13.4% for the three and six months ended June 30, 2026, respectively, compared to 10.8% and 11.8% for the same periods in 2025, respectively.
•Interest expense for the three and six months ended June 30, 2026 totaled $23.1 million and $47.1 million, respectively, a decrease of $5.4 million and $9.7 million, respectively, from the same period in 2025.
•The effective tax rate from continuing operations for the three and six months ended June 30, 2026 was 18.3% and 14.6%, respectively, compared to 11.4% and 13.0%, respectively, for the same periods in 2025.
•Net income from continuing operations for the three and six months ended June 30, 2026 was $50.9 million and $74.2 million, respectively, compared to $50.5 million and $62.1 million, respectively, for the same periods in 2025.
Our Engineered Structures segment operates in cyclical industries. Additionally, results in our Construction Products segment are affected by weather and seasonal fluctuations with the second and third quarters historically being the quarters with the highest revenues.

Unsatisfied Performance Obligations (Backlog)
As of June 30, 2026, December 31, 2025, and June 30, 2025, our unsatisfied performance obligations, or backlog, were as follows:

	June 30, 2026	December 31, 2025	June 30, 2025

	(in millions)
Engineered Structures:
Utility and related structures	$648.1	$434.9	$450.0
Wind towers	$537.4	$627.8	$598.6
In our Engineered Structures segment, 71% of the unsatisfied performance obligations for our utility and related structures are expected to be recognized during 2026, 20% are expected to be recognized in 2027, with the remainder expected to be recognized through 2029. For our wind towers business, 28% of the unsatisfied performance obligations for wind towers are expected to be recognized during 2026, 66% are expected to be recognized in 2027, with the remainder expected to be recognized in 2028.

Results of Operations
Overall Summary
Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Percent Change	2026	2025	Percent Change
	(in millions)			(in millions)
Construction Products	$357.0	$354.5	0.7%	$633.3	$617.3	2.6%
Engineered Structures	301.7	293.0	3.0	597.1	577.8	3.3
Consolidated Total	$658.7	$647.5	1.7	$1,230.4	$1,195.1	3.0
2026 versus 2025
•Revenues increased by 1.7% and 3.0% during the three and six months ended June 30, 2026, respectively.
•Revenues from Construction Products increased slightly primarily due to higher revenues in our trench shoring business.
•Revenues from Engineered Structures increased due to higher revenues in our utility structures business, partially offset by lower revenues in our wind towers, telecom and lighting businesses.

Operating Costs

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Percent Change	2026	2025	Percent Change
	(in millions)			(in millions)
Construction Products	$301.9	$295.9	2.0%	$563.3	$540.4	4.2%
Engineered Structures	239.7	250.6	(4.3)	485.3	496.6	(2.3)
Segment Totals before Corporate Expenses	541.6	546.5	(0.9)	1,048.6	1,037.0	1.1
Corporate	32.8	19.0	72.6	50.4	35.1	43.6
Consolidated Total	$574.4	$565.5	1.6	$1,099.0	$1,072.1	2.5

Depreciation, depletion, and amortization(1)	$58.0	$54.2	7.0	$111.5	$105.9	5.3
(1) Depreciation, depletion, and amortization are included within operating profit and allocated between cost of revenues and selling, general, and administrative expenses depending on whether the underlying assets contribute to the production of revenue.
2026 versus 2025
•Operating costs increased by 1.6% and 2.5% during the three and six months ended June 30, 2026, respectively.
•Operating costs for Construction Products increased primarily due to increased trench shoring volumes and higher costs in specialty materials and asphalt.
•Operating costs for Engineered Structures decreased slightly as higher volume-related costs in utility structures were largely offset by lower volume-related costs in wind towers.
•Depreciation, depletion, and amortization expense increased primarily due to recent capital investments and acquisitions.
•Corporate costs increased by 72.6% and 43.6% for the three and six months ended June 30, 2026, compared to the same periods in the prior year, primarily due to higher acquisition and divestiture-related expenses. As a percentage of revenues, corporate costs were 5.0% and 4.1% for the three and six months ended June 30, 2026, respectively, compared to 2.9% for each of the same periods in 2025.

Operating Profit (Loss)

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Percent Change	2026	2025	Percent Change
	(in millions)			(in millions)
Construction Products	$55.1	$58.6	(6.0)%	$70.0	$76.9	(9.0)%
Engineered Structures	62.0	42.4	46.2	111.8	81.2	37.7
Segment Totals before Corporate Expenses	117.1	101.0	15.9	181.8	158.1	15.0
Corporate	(32.8)	(19.0)	72.6	(50.4)	(35.1)	43.6
Consolidated Total	$84.3	$82.0	2.8	$131.4	$123.0	6.8
2026 versus 2025
•Operating profit increased 2.8% and 6.8% for the three and six months ended June 30, 2026, respectively.
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
•The increase in operating profit was partially offset due to higher corporate costs resulting from increased acquisition and divestiture-related expenses.
For further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.

Income Taxes
The provision for income taxes results in effective tax rates that differ from the statutory rates. The Company's effective tax rate for continuing operations for the three and six months ended June 30, 2026 was 18.3% and 14.6%, respectively, compared to 11.4% and 13.0%, respectively, for the same periods in 2025. The change in the tax rate for the three and six months ended June 30, 2026 was primarily due to a reduction in AMP tax credits due to lower wind tower volumes and an increase in foreign taxes, partially offset by lower state taxes. For the three months ended June 30, 2026, the tax rate was also impacted by a lower compensation-related benefit in the current period due to a change in the timing of restricted stock vestings.
Our effective tax rate differs from the federal tax rate of 21.0% due to AMP tax credits, state income taxes, statutory depletion deductions, compensation-related items, and other foreign adjustments. See Note 9. "Income Taxes" to the Consolidated Financial Statements for further discussion of income taxes.

Segment Discussion
Construction Products

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Percent	2026	2025	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Aggregates	$191.5	$194.0	(1.3)%	$366.0	$359.3	1.9%
Specialty materials and asphalt	134.2	133.3	0.7	204.6	206.5	(0.9)
Aggregates intrasegment sales	(12.8)	(10.3)		(17.3)	(14.4)
Total Construction materials	312.9	317.0	(1.3)	553.3	551.4	0.3
Construction site support	44.1	37.5	17.6	80.0	65.9	21.4
Total revenues	357.0	354.5	0.7	633.3	617.3	2.6
Cost of revenues	276.2	270.1	2.3	506.6	487.2	4.0
Gross profit	80.8	84.4	(4.3)	126.7	130.1	(2.6)

Selling, general, and administrative expenses	33.1	30.3	9.2	66.6	61.5	8.3
Other operating (income) expense	(7.4)	(4.5)		(9.9)	(8.3)
Operating profit	$55.1	$58.6	(6.0)	$70.0	$76.9	(9.0)

Depreciation, depletion, and amortization(1)	$45.2	$41.8	8.1	$85.6	$80.4	6.5
(1) Depreciation, depletion, and amortization are included within operating profit and allocated between cost of revenues and selling, general, and administrative expenses depending on whether the underlying assets contribute to the production of revenue.
Three Months Ended June 30, 2026 versus Three Months Ended June 30, 2025
•Segment revenues increased 0.7%. For construction materials, revenues decreased 1.3% primarily due to lower organic aggregates and asphalt volumes which were impacted by wet weather during the period. This decline was partially offset by higher pricing and the contribution from recent acquisitions. Revenues from construction site support increased 17.6% primarily due to higher volumes from our trench shoring business.
•Cost of revenues increased 2.3% primarily due to higher trench shoring volumes, the contribution from recent acquisitions, and increased costs in our specialty and asphalt businesses, partially offset by reduced costs in our organic aggregates business. As a percentage of revenues, cost of revenues were 77.4% in the current period, compared to 76.2% in the prior period.
•Selling, general, and administrative expenses increased 9.2% primarily due to higher compensation-related expenses and an increase in bad debt expense driven by a favorable adjustment recognized in the prior period related to increased collections on previously reserved receivables. Selling, general, and administrative expenses as a percentage of revenues were 9.3% in the current period, compared to 8.5% in the prior period.

•Operating profit decreased 6.0% primarily due to lower asphalt volumes and less favorable project mix in our asphalt paving business and higher depreciation, depletion, and amortization expense, partially offset by improved profitability in aggregates and trench shoring.
•Depreciation, depletion, and amortization expense increased 8.1%, outpacing revenue growth, primarily due to capital investments and recent acquisitions, including the fair market value write-up of long-lived assets.
Six Months Ended June 30, 2026 versus Six Months Ended June 30, 2025
•Segment revenues increased 2.6%. For construction materials, revenues increased slightly primarily due to higher pricing and the contribution from recent acquisitions, partially offset by lower volumes in our asphalt business, which was impacted by adverse weather. Revenues from construction site support increased 21.4% due to higher volumes from our trench shoring business.
•Cost of revenues increased 4.0% primarily due to higher trench shoring volumes and lower cost absorption in specialty materials and asphalt. As a percentage of revenues, cost of revenues were 80.0% in the current period, compared to 78.9% in the prior period.
•Selling, general, and administrative expenses increased 8.3% primarily due to higher compensation-related expenses and an increase in bad debt expense driven by a favorable adjustment recognized in the prior period related to increased collections on previously reserved receivables. Selling, general, and administrative expenses as a percentage of revenues were 10.5% in the current period, compared to 10.0% in the prior period.
•Operating profit decreased 9.0% primarily due to lower volumes and reduced cost absorption in specialty materials and asphalt and higher depreciation, depletion, and amortization expense, partially offset by improved profitability in aggregates and trench shoring.
•Depreciation, depletion, and amortization expense increased 6.5% primarily due to capital investments and recent acquisitions, including the fair market value write-up of long-lived assets.

Engineered Structures

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Percent	2026	2025	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Utility and related structures	$230.6	$205.2	12.4%	$456.0	$401.0	13.7%
Wind towers	71.1	87.8	(19.0)%	141.1	176.8	(20.2)
Total revenues	301.7	293.0	3.0	597.1	577.8	3.3
Cost of revenues	226.8	227.1	(0.1)	447.2	449.7	(0.6)
Gross profit	74.9	65.9	13.7	149.9	128.1	17.0

Selling, general, and administrative expenses	25.4	23.5	8.1	50.1	46.9	6.8
Other operating (income) expense	(12.5)	—		(12.0)	—
Operating profit	$62.0	$42.4	46.2	$111.8	$81.2	37.7

Depreciation and amortization(1)	$12.4	$12.0	3.3	$25.0	$24.7	1.2
(1) Depreciation, depletion, and amortization are included within operating profit and allocated between cost of revenues and selling, general, and administrative expenses depending on whether the underlying assets contribute to the production of revenue.
Three Months Ended June 30, 2026 versus Three Months Ended June 30, 2025
•Segment revenues increased 3.0%. Revenues for our utility and related structures businesses increased 12.4% primarily due to higher volumes and pricing in our utility structures business, partially offset by lower lighting and telecom volumes. Revenues for our wind towers business decreased 19.0% primarily due to lower volume.
•Cost of revenues were substantially unchanged as higher utility structures volumes were offset by lower volumes in our other businesses. As a percentage of revenues, cost of revenues were 75.2% in the current period, compared to 77.5% in the prior period.

•Selling, general, and administrative expenses increased 8.1% primarily due to higher compensation-related expenses for utility structures. Selling, general, and administrative expenses as a percentage of revenues were 8.4% in the current period, compared to 8.0% in the prior period.
•In the current period, other operating income was driven primarily by the gain recognized on the sale of a parcel of undeveloped industrial land located in Mexico.
•Operating profit increased 46.2% primarily due to higher volumes and improved profitability in utility structures and the gain recognized on asset sales, partially offset by the expected decline in wind tower volumes.
Six Months Ended June 30, 2026 versus Six Months Ended June 30, 2025
•Segment revenues increased 3.3%. Revenues for our utility and related structures businesses increased 13.7% primarily due to higher volumes and pricing in our utility structures business, partially offset by lower lighting and telecom volumes. Revenue for wind towers declined 20.2%, primarily due to lower volume.
•Cost of revenues decreased slightly as lower wind tower volumes were mostly offset by higher utility structures volume. As a percentage of revenues, cost of revenues were 74.9% in the current period, compared to 77.8% in the prior period.
•Selling, general, and administrative expenses increased 6.8% primarily due to higher compensation-related expenses for utility structures. Selling, general, and administrative expenses as a percentage of revenues were 8.4% in the current period, compared to 8.1% in the prior period.
•In the current period, other operating income was driven primarily by the gain recognized on the sale of a parcel of undeveloped industrial land located in Mexico.
•Operating profit increased 37.7% primarily due to higher volumes and improved profitability in utility structures and the gain recognized on asset sales, partially offset by the expected decline in wind tower volumes.
Unsatisfied Performance Obligations (Backlog)
As of June 30, 2026, the backlog for utility and related structures was $648.1 million compared to $434.9 million and $450.0 million as of December 31, 2025 and June 30, 2025, respectively. We expect to recognize 71% of the unsatisfied performance obligations for utility and related structures during 2026, 20% are expected to be recognized in 2027, with the remainder expected to be recognized through 2029.
The backlog for wind towers as of June 30, 2026 was $537.4 million compared to $627.8 million and $598.6 million as of December 31, 2025 and June 30, 2025, respectively. We expect to recognize 28% of the unsatisfied performance obligations for wind towers during 2026, 66% are expected to be recognized in 2027, with the remainder expected to be recognized in 2028.

Corporate

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Percent	2026	2025	Percent
	(in millions)		Change	(in millions)		Change
Selling, general, and administrative expenses	$30.6	$16.2	88.9%	$48.2	$32.6	47.9%
Other operating expense	$2.2	$2.8	(21.4)%	$2.2	$2.5	(12.0)%

Three Months Ended June 30, 2026 versus Three Months Ended June 30, 2025
•Corporate selling, general, and administrative expenses increased 88.9% primarily due to higher acquisition and divestiture-related expenses of $14.5 million, compared to $0.5 million for the same period in 2025, and higher compensation-related expenses.
•Other operating expense reflects the loss recognized on the change in the estimated fair value of the earnout on the steel components business, which was sold in 2024.
Six Months Ended June 30, 2026 versus Six Months Ended June 30, 2025
•Corporate selling, general, and administrative expenses increased 47.9% primarily due to higher acquisition and divestiture-related expenses of $16.4 million, compared to $1.3 million for the same period in 2025.
•Other operating expense reflects the loss recognized on the change in the estimated fair value of the earnout on the steel components business, which was sold in 2024.

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
Cash Flows
The following table summarizes our cash flows from continuing operations from operating, investing, and financing activities for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025

	(in millions)
Total cash provided (required) by:
Operating activities	$33.4	$16.9
Investing activities	(147.9)	(31.6)
Financing activities	(123.8)	(24.7)
Net decrease in cash and cash equivalents from continuing operations	$(238.3)	$(39.4)
Operating Activities from Continuing Operations. Net cash provided by operating activities for the six months ended June 30, 2026 was $33.4 million, compared to $16.9 million of net cash provided by operating activities for the six months ended June 30, 2025.
•The changes in current assets and liabilities resulted in a net use of cash of $166.3 million for the six months ended June 30, 2026, compared to a net use of cash of $163.7 million for the six months ended June 30, 2025. The current year activity was primarily driven by increases in receivables, inventories, and a decrease in accrued liabilities.
Investing Activities from Continuing Operations. Net cash required by investing activities for the six months ended June 30, 2026 was $147.9 million, compared to $31.6 million for the six months ended June 30, 2025.
•Capital expenditures for the six months ended June 30, 2026 were $102.3 million, compared to $60.0 million for the same period last year.
•Proceeds from the sale of property, plant, and equipment totaled $39.1 million for the six months ended June 30, 2026, compared to $10.8 million for the same period in 2025.
•For the six months ended June 30, 2026, cash paid for acquisitions was $84.7 million, compared to cash received from acquisitions of $17.6 million during the same period in 2025.
Financing Activities from Continuing Operations. Net cash required by financing activities during the six months ended June 30, 2026 was $123.8 million, compared to net cash required by financing activities of $24.7 million for the same period in 2025.
•Current year activity was driven by debt payments, amounts paid to repurchase common stock under the share repurchase program, shares purchased to satisfy employee taxes on vested stock, and dividends paid during the period.
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
As of June 30, 2026, we had no outstanding loans borrowed under our revolving credit facility.
The interest rates for revolving loans under the Credit Agreement are variable based on the daily simple or term SOFR, plus a 10-basis point credit spread adjustment, or an alternate base rate, in each case plus a margin for borrowing. A commitment fee accrues on the average daily unused portion of the revolving credit facility. The margin for revolving borrowings and commitment fee rate are determined based on the Company’s consolidated total net leverage ratio (as measured by a consolidated funded indebtedness, less the aggregate amount of unrestricted cash up to a maximum amount not to exceed $150.0 million, to consolidated EBITDA ratio). As of June 30, 2026, the margin for borrowing based on SOFR was set at 1.75% and the commitment fee rate was set at 0.30%.
The revolving credit facility portion of the Credit Agreement requires the maintenance of certain ratios related to leverage and interest coverage. As of June 30, 2026, we were in compliance with all such financial covenants. Borrowings under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Company. On October 1, 2024, we collateralized our obligations under the Credit Agreement with substantially all of our and our subsidiary guarantors' personal property (with certain exceptions).
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
Dividends and Repurchase Program
In May 2026, the Company declared a quarterly cash dividend of $0.05 per share that was paid on July 31, 2026.
In December 2024, the Board authorized a $50.0 million share repurchase program effective January 1, 2025 through December 31, 2026 to replace an expiring program of the same amount. During the three months ended June 30, 2026, the Company did not repurchase any shares. During the six months ended June 30, 2026, the Company repurchased 159,595 shares at a cost of $17.5 million. As of June 30, 2026, the Company has approximately $32.5 million available for share repurchases under the current program. See Note 1. "Overview and Summary of Significant Accounting Policies" to the Consolidated Financial Statements.

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q (or statements otherwise made by the Company or on the Company's behalf from time to time in other reports, filings with the SEC, news releases, conferences, internet postings, or otherwise) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performances, estimates, projections, goals, and forecasts. Arcosa uses the words “anticipates,” “assumes,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” “plans,” and similar expressions to identify these forward-looking statements. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements include, among others:
•the ability to complete the Merger on the proposed terms or on the anticipated timeline, or at all;
•the ability to secure the required regulatory and stockholder approvals and the satisfaction of other closing conditions to consummate the Merger;
•the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement;
•significant transaction costs and/or unknown or inestimable liabilities related to the Merger;
•the risk of stockholder litigation in connection with the Merger, including resulting expense or delay;
•CRH’s ability to obtain the necessary financing to consummate the Merger;
•effects of the Merger on the market price of our common stock;
•effects of the pendency of the Merger on the Company’s ability to maintain current operations, including disruption to relationships with customers, suppliers and other third parties, diversion of management’s attention from day-to-day operations and the ability to retain and hire key personnel and other employees;
•restrictions and limitations placed on the Company’s ability to operate its business under the Merger Agreement;
•the occurrence of any event that could give rise to the termination of the Merger Agreement, including under circumstances that require the Company to pay CRH a termination fee;
•restrictions or closures of critical supply routes such as the Strait of Hormuz;
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
Any forward-looking statement speaks only as of the date on which such statement is made. Arcosa undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. For a discussion of risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see Item 1A, “Risk Factors” of this Report and our 2025 Annual Report on Form 10-K and future Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

PART II

Item 1. Legal Proceedings
See Note 14. "Commitments and Contingencies" to the Consolidated Financial Statements regarding legal proceedings.

Item 1A. Risk Factors
There have been no material changes in the Company's risk factors from those set forth in our 2025 Annual Report on Form 10-K other than those included below related to the potential Merger. Readers should carefully consider the factors discussed in "Risk Factors" in Item 1A of Part 1 of the 2025 Annual Report on Form 10-K, which could materially harm its business, liquidity and financial condition, results of operations, or stock price, including causing its actual results to differ materially from those projected in any forward-looking statements. The following list of material risk factors is not all-inclusive or necessarily in order of importance. Additional risks and uncertainties not presently known to Arcosa or that it currently deems immaterial also may materially adversely affect it in future periods.
The announcement and pendency of the Merger Agreement could have an adverse effect on our business.
On June 21, 2026, we entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified in accordance with its terms, the “Merger Agreement”) with CRH Americas, Inc., a Delaware corporation (“CRH”), and Neon Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of CRH (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving the Merger and becoming a wholly owned subsidiary of CRH (the “Merger”).
On August 3, 2026, the Company filed a definitive proxy statement (the "Proxy Statement") with the SEC. The Proxy Statement was first mailed to stockholders of the Company on or about August 4, 2026, which included the notice of the special meeting date on September 4, 2026 to consider the Company Stockholder approval. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, except as otherwise provided in the Merger Agreement, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger will be canceled and automatically converted into the right to receive $150.00 in cash, without interest, less any applicable withholding taxes.
Uncertainty about the effect of the proposed Merger on our employees, customers, and suppliers may have an adverse effect on our business and operations that may be material to our company. There may be adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles following completion of the Merger, and the possibility that our employees could lose productivity as a result of the uncertainty regarding their employment following the Merger. Any loss or distraction of such employees could have an adverse effect on our business and operations. In addition, we have diverted, and will continue to divert, significant management attention and resources towards the completion of the Merger, which could adversely affect our business and operations.
Our customers may experience uncertainty associated with the Merger, including with respect to concerns about possible changes to our products, services or policies. Similarly, our suppliers may experience uncertainty associated with the Merger, including with respect to current or future business relationships with us. Uncertainty may cause customers to refrain from purchasing our products and services, and suppliers may seek to change existing business relationships, which could result in an adverse effect on our business, operations, and financial condition in a way that may be material to our company.
Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business, including the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness, or incur capital expenditures, until the Merger becomes effective or the Merger Agreement is terminated. These restrictions may prevent us from taking actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise harm our business and operations.

The Merger is subject to receipt of approval from our stockholders as well as the satisfaction of other closing conditions in the Merger Agreement.
The Merger Agreement contains a number of customary conditions to complete the Merger, including, (1) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of common stock entitled to vote at the special meeting, (2) the absence of any law, order or injunction restraining, enjoining or otherwise prohibiting the Merger, (3) (i) the expiration or termination of any applicable waiting period (and any extensions thereof) applicable to (a) the transactions contemplated by the merger agreement, including the merger, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (b) any agreement between a governmental entity, on the one hand, and the Company and CRH, on the other hand, prohibiting the consummation of the transactions contemplated by the Merger Agreement, including the Merger, and (ii) the receipt or waiver of the governmental approvals required under the regulatory laws of the required jurisdictions specified in the Merger Agreement, or the lapse, waiver or termination of any applicable waiting or other time periods relating thereto, (4) subject to certain exceptions and materiality qualifiers, the accuracy of each party’s representations and warranties, (5) the absence of a material adverse effect with respect to the Company, and (6) performance in all material respects by each party of its obligations, covenants and agreements required to be performed under the Merger Agreement before the effective time.
We can provide no assurance that all required approvals will be obtained or that all closing conditions will be satisfied, and, if all required approvals are obtained and the closing conditions are satisfied, we can provide no assurance as to the terms, conditions and timing of such approvals or the timing of the completion of the Merger. Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe.
The failure to complete the Merger could adversely affect our business, financial condition, operating results, and stock price.
Completion of the Merger is subject to certain conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion in a material way, including the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and similar competition approvals or consents that must be obtained from regulatory entities. In addition to the expiration or termination of the waiting period under the HSR Act, the completion of the merger is also conditioned on the receipt of certain approvals or clearances (or the expiration or termination of applicable waiting or review periods) under the antitrust laws of Australia and Mexico and, if applicable, approval or the expiration, waiver or termination of the relevant waiting period under the Investment Canada Act. The process to obtain regulatory approvals could substantially delay, or prevent, the consummation of the Merger. There can be no assurance that these conditions to the completion of the Merger will be satisfied in a timely manner or at all. If the Merger is not completed, our stock price could fall to the extent its current market price reflects an assumption that the Merger will be completed, and it is uncertain when, if ever, our stock price would return to the price at which our shares currently trade.
The Merger Agreement provides that, upon termination of the Merger Agreement by the Company or CRH in certain customary circumstances, including, among other things, termination by the Company prior to the Company obtaining stockholder approval and subsequent entry into a definitive agreement providing for a superior proposal, and termination by CRH prior to the Company obtaining stockholder approval due to a change of recommendation by the Board, a fee of $260.4 million will be payable by the Company to CRH.
Further, a failure to complete the Merger may result in negative publicity and a negative impression of us in the investment community and may necessitate us having to obtain additional financing, which may be unavailable on terms favorable to us, or at all. Any disruption to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, suppliers, and employees could continue or accelerate in the event of a failure to complete the Merger. We may be subject to legal proceedings related to the transactions contemplated by the Merger Agreement. There can be no assurance that our business, these relationships, or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger and that could deter or discourage a competing acquirer from making a favorable alternative transaction proposal.
Under the Merger Agreement, we are subject to “no-shop” restrictions and are not permitted, subject to certain exceptions set forth in the Merger Agreement, to solicit, initiate, knowingly encourage or knowingly facilitate any inquiry, proposal or offer, or the making, submission or announcement of any inquiry, proposal or offer that constitutes or could be reasonably expected to lead to an acquisition proposal, or participate in any discussions or negotiations regarding or furnish to any person or entity any information relating to the Company or any of its subsidiaries, in each case, in connection with an acquisition proposal, other than to state that the Company and its representatives are prohibited thereunder from engaging in any discussions or negotiations. Further, our Board is required to recommend that our stockholders vote in favor of adoption of the Merger Agreement, subject to exceptions for superior proposals and certain intervening events, in each case where the Board determines in good faith, after consultation with outside legal counsel, that failure to take the applicable action would be reasonably likely to constitute a breach of the directors’ fiduciary duties under applicable law. Upon the termination of the Merger Agreement under specified circumstances, including, among others, the termination by CRH in the event of a change of recommendation by the Board prior to the Company obtaining stockholder approval, we would be required to pay CRH a termination fee of $260.4 million. Such provisions of the Merger Agreement could discourage or deter a third party that may be willing to pay more than CRH for our outstanding common stock from considering or proposing such an acquisition of the Company.
Lawsuits may arise in connection with the Merger, which could delay or prevent completion of the Merger and adversely affect our business, results of operations, cash flows and financial condition.
Lawsuits relating to the Merger could be filed against us and our directors and officers, including by our stockholders. Although litigation is common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition, the outcome of any litigation cannot be assured and could delay or prevent completion of the Merger. Additionally, the amount of fees and costs of defense, including costs associated with the indemnification of directors and officers, and other liabilities that may be incurred in connection with lawsuits and other negative effects, such as diversion of resources from the Merger and ongoing business activities, negative publicity or damage to our relationships with business partners, suppliers and customers, could have a material adverse effect on our business, results of operations, cash flows and financial condition.
We have incurred and will incur a number of non-recurring costs associated with the proposed Merger.
We have incurred and expect to incur a number of non-recurring costs associated with the proposed Merger, for which we will receive little or no benefit if the proposed Merger is not completed. These costs include financial advisory, legal, accounting, consulting and other advisory fees, severance/employee benefit-related costs, financing-related fees and costs, public company filing fees and other regulatory fees, printing costs and other related costs. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these costs are payable by us regardless of whether or not the proposed Merger is completed and may relate to activities that we would not have undertaken other than to complete the proposed Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended June 30, 2026:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2026 through April 30, 2026	85	$109.21	—	$32,500,750
May 1, 2026 through May 31, 2026	8,481	$124.14	—	$32,500,750
June 1, 2026 through June 30, 2026	699	$128.44	—	$32,500,750
Total	9,265	$124.33	—	$32,500,750
(1) These columns include the surrender to the Company of 9,265 shares of common stock to satisfy tax withholding obligations during the three months ended June 30, 2026 in connection with the vesting of restricted stock issued to employees. During the three months ended June 30, 2026, there were no shares of common stock repurchased by the Company on the open market as part of the stock repurchase program.

(2)     In December 2024, the Board authorized a $50.0 million share repurchase program effective January 1, 2025 through December 31, 2026 to replace an expiring program of the same amount. During the three months ended June 30, 2026, there were no shares of common stock repurchased by the Company on the open market as part of the stock repurchase program. As of June 30, 2026, the Company has approximately $32.5 million available for share repurchases under the current program.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information
During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

NO.	DESCRIPTION
2.1
Agreement and Plan of Merger, dated as of June 21, 2026, by and among Arcosa, Inc., CRH Americas, Inc. and Neon Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed June 21, 2026, File No. 001-38494).

3.1	Restated Certificate of Incorporation of Arcosa, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 filed on October 31, 2018, File No. 333-228098).
3.2	Amended and Restated Bylaws of Arcosa, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed December 12, 2022, File No. 001-38494).
4.1
Third Supplemental Indenture dated as of April 1, 2026 between Arcosa, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, File No. 001-38494).

4.2
Ninth Supplemental Indenture dated as of April 1, 2026 between Arcosa, Inc. and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, File No. 001-38494).

10.1
Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of July 29, 2026, among Arcosa, Inc., as borrower, certain subsidiaries of Arcosa, Inc., as guarantors (for the limited purposes set forth therein), the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent (filed herewith).

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

Arcosa, Inc.
(Registrant)

August 5, 2026	By:	/s/ Gail M. Peck
Gail M. Peck
Chief Financial Officer